Form 10-K
period 1994-01-29
WESTERN PUBLISHING GROUP INC
filed 1994-05-16
CIK 790706

FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

(Mark One)

        /x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the Fiscal year ended January 29, 1994

                                  OR

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ...... to ......

                    Commission file number 0-14399
                                           -------

                    Western Publishing Group, Inc.
                    ------------------------------
        (Exact name of registrant as specified in its charter)

          Delaware                                  06-1104930
          --------                                  ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

444 Madison Avenue, New York, New York                10022
- - -------------------------------------                 -----
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  212-688-4500
                                                     ------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Title of Each Class
                          -------------------
                     Common Stock, par value $ .01

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ or No / /

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, is definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

             The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price as quoted on NASDAQ on April 11, 1994, was approximately $246,263,000.

             As of April 11, 1994, 20,958,524 shares of the Registrant's $.01 par value common stock were outstanding.

                  Documents Incorporated by Reference

             Definitive Proxy Statement for the annual meeting of stockholders to be held on June 15, 1994 (the "Proxy Statement"), filed pursuant to
Section 14(a) of the Securities Exchange Act of 1934 on May 24, 1994 incorporated by reference into Part III.
                                PART I

ITEM 1.  BUSINESS

                              BACKGROUND

             Western Publishing Group, Inc., through its two operating subsidiaries, Western Publishing Company, Inc., a Delaware corporation, and Penn Corporation, a Delaware corporation, is engaged in two business segments. The Consumer Products segment produces and markets a variety of consumer products including children's story and picture books, coloring and activity books, educational workbooks sold at retail, interactive story books, craft products, children's pre-recorded music cassettes, book and audio cassette sets, pre-recorded video cassettes, puzzles, games, activity products incorporating electronic sounds, special interest books for adults, decorated paper tableware, paper party accessories, gift wrap products, invitations, stationery and gift items. The Commercial Products segment provides the following printing and manufacturing services: (1) graphic services and commercial printing, such as the printing of books, catalogs, labels, tax forms, magazines and trading cards; (2) specialty printing and game manufacturing, such as manufacturing, packaging and distribution of games, instructional manuals for computer software manufacturers and educational kits; (3) "Custom Publishing" services, such as the creation, production, assembly and distribution for consumer product and fast food companies of customized products for their marketing and promotional programs; and (4) manufacturing and/or the imprinting of customized writing instruments, vinyl products and wearables for the advertising specialty market and for executive gifts.

             Western Publishing Group, Inc.'s principal offices are located at 444 Madison Avenue, New York, New York 10022, and its telephone number is
(212) 688-4500.

Sale and Phase Out of Operations

             On November 29, 1993, the Company announced that it had recently been approached by several companies expressing a desire to discuss a business combination. The Board of Directors of the Company authorized the retention of two investment banking firms as its advisors to explore alternatives to maximize shareholder value. Based on an analysis of various alternatives, the Company adopted a plan designed to improve its competitive position and reduce its cost structure through the sale or phase out of certain operations, property divestitures and consolidations, and a workforce reduction.

The plan includes the following major components:

      o An agreement in principle to sell the game and puzzle operation (including certain inventories) to Hasbro, Inc. (Hasbro) for approximately $103,000,000. This transaction is subject to customary conditions and is expected to be completed in the second quarter of Fiscal 1995.

      o      The decision to exit the direct marketing continuity clubs and school book club businesses. It is anticipated that this will be completed by the end of Fiscal 1995.

      o The closedown and sale of the Company's Fayetteville, North Carolina manufacturing and distribution facility, which is primarily dedicated to the game and puzzle operation but will not be included in the sale to Hasbro.

      o The decision to streamline the Company's publishing business so as to focus on its core competencies. This will include a reduction in the management, administrative and direct labor workforces.

             The Company intends to use the net cash proceeds arising from the plan to repay outstanding debt under its Revolving Credit Agreement. It is anticipated that the plan, which will begin to be implemented in the first quarter of Fiscal 1995, will result in a net gain, inclusive of operating losses of the game, puzzle, direct marketing and school book club operations from January 30, 1994 through the expected disposition dates. Accordingly, the anticipated gain will not be reflected in the consolidated statement of operations until realized.

Provision for Write-Down of Division

             On May 12, 1993, the Board of Directors of the Company directed management to review the operations of the Advertising Specialty Division of the Company's Penn Corporation subsidiary and evaluate various strategic alternatives, including its disposition. Accordingly, the Company established a provision, including operating losses through the expected disposition date, to write-down the assets of the Division to net realizable value.

             On April 29, 1994, the Company entered into a letter of intent to sell this Division for approximately $14,000,000. It is anticipated that this transaction, which is expected to be completed in the second quarter of Fiscal 1995, will result in a net gain. The net cash proceeds from the sale of this division will be utilized to repay outstanding debt under the Revolving Credit Agreement.

                     BUSINESS SEGMENT INFORMATION

             For certain information with respect to revenues, operating profits and identifiable assets attributable to Western Publishing Group, Inc.'s Consumer Products and Commercial Products business segments, see
Note 14 of the Notes to Western Publishing Group, Inc.'s consolidated financial statements, said Note being set forth on pages F-23 to F-25 herein.

                       CONSUMER PRODUCTS SEGMENT
Products

             Western Publishing Company, Inc. is the largest creator, publisher, manufacturer, printer and marketer of children's books in the United States. Children's books include story and picture books for children aged two through eight marketed as GOLDEN BOOKS(Registered) and LITTLE GOLDEN BOOKS(Registered), Sound Story Books and musical story books for children aged three and up marketed under the GOLDEN BOOKS(Registered) with sound, GOLDEN SIGHT & SOUND(Registered), GOLDEN(Registered) SING ALONG, MY FIRST GOLDEN SOUND STORY(Trademark), GOLDEN TALKING TALES(Trademark), GOLDEN SEEK N' SOUND(Trademark), GOLDEN(Registered) SOUND STORY(Registered) and SOUND STORY(Trademark) trademarks and activity books and products and educational workbooks for children aged two through eight marketed under the GOLDEN(Registered), MERRIGOLD(Registered), GOLDEN/STEP AHEAD(Registered) and GOLDEN/BOOK 'N' TAPE(Registered) trademarks. Activity books and products include coloring books, PAINT WITH WATER(Registered) books, STICKER FUN(Registered) books, paper doll books, pop-up books, board books, shape books, MAGIC SLATE(Registered), crayons and boxed activity products. Western Publishing Company, Inc. also produces and markets pre-recorded video and audio cassettes for children under its GOLDEN BOOK VIDEOS(Registered) and GOLDEN MUSIC(Registered) trademarks and coin collecting products under its WHITMAN(Registered) trademark. Western Publishing Company, Inc. also sells arts and crafts products under its MERRIGOLD(Registered), GOLDEN(Registered), and COLOR EXPRESS(Registered) trademarks, pre- recorded audio cassette tapes packaged with books under its BOOK 'N' TAPE trademark and other products that complement its lines of books, puzzles and games.

             Western Publishing Company, Inc. believes that its GOLDEN(Registered) and GOLDEN BOOK(Registered) brand names have strong consumer awareness and recognition and a reputation among consumers for creativity, quality, entertainment and educational value and customer satisfaction. Among the best known GOLDEN BOOK(Registered) titles are "Richard Scarry's Best Word Book Ever", "Pat the Bunny", "The Poky Little Puppy" and the "Golden Treasury of Children's Literature." GOLDEN(Registered) and GOLDEN BOOK(Registered) products are believed by Western Publishing Company, Inc., as a result of market research, to be recognized by virtually all American mothers with children under the age of ten.

             Western Publishing Company, Inc. believes that it is the nation's largest manufacturer and marketer of children's and adult jigsaw puzzles and is one of the largest producers and marketers of children's games, electronic sound games, card games, classic family board games and adult board games. Western Publishing Company, Inc.'s GUILD(Registered), FRAME TRAY(Registered) and other jigsaw puzzles range in piece count from as few as 12 piece puzzles for pre-schoolers to 1,500 piece puzzles for adults. Western Publishing Company, Inc. markets classic games such as bingo, checkers, chess, backgammon, dominoes and various boxed card games under the GOLDEN(Registered) and WHITMAN(Registered) trademarks and children's games which incorporate licensed characters. Board games include PICTIONARY(Registered), PRETTY PRETTY PRINCESS(Trademark), BALDERDASH(Trademark), OUTBURST(Registered), SONGBURST(Registered), GIRL TALK(Registered), and HI-HO! CHERRY-O(Registered). As set forth in the section entitled "Sale and Phase Out of Operations," the Company has agreed in principle to sell its games and puzzles business to Hasbro, Inc.

             Many of Western Publishing Company, Inc.'s products are published or produced under license from authors, inventors and other owners of intellectual properties. Other products often feature popular characters licensed from other companies, including The Walt Disney
Company, Children's Television Workshop (Sesame Street(Registered)),
Mattel, Inc., The Lyons Group, Time Warner, Inc. (through Warner
Brothers, Inc. and D.C. Comics), MCA/Universal Merchandising, Inc., Saban Entertainment, Inc., Paramount Pictures Corporation, and Twentieth Century Fox Corporation.

             Western Publishing Company, Inc.'s adult non-fiction book line is designed to inform the family on subjects of special interest and includes the GOLDEN GUIDES(Registered) line of books on subjects such as science, birds and astronomy and WHITMAN(Registered) coin collector products and other special interest adult books. Western Publishing Company, Inc. however is not a major factor in the market for adult books.

             Penn Corporation believes that it is a recognized leader in the design and production of quality decorated paper tableware, party accessories, invitations, gift wrap products, stationery and giftware. Under its BEACH(Registered) and CONTEMPO(Registered) trademarks, Penn Corporation produces and markets to retailers an extensive line of decorated paper tableware consisting of plates, cups, napkins, table covers, guest towels, coasters and doilies in a variety of coordinated designs, themes and colors. Penn Corporation works directly with leading design studios such as Gloria Vanderbilt, Gear, Saloomey Design, Laurette, Bob Van Allen, Joan Luntz, Mary Quant and J.G. Hook to offer tableware patterns that it believes are representative of the most current international design trends. Penn Corporation also produces and/or markets an extensive line of children's party tableware, party favors and accessories (such as horns, hats and blowouts), many of which feature characters licensed from The Walt Disney Company, Western Publishing Company, Inc., Children's Television Workshop (Sesame Street(Registered)), Time Warner, Inc. and Marvel Entertainment Group, Inc.

             Penn Corporation also produces under its CONTEMPO(Registered) trademark a complete line of gift wrap products, including gift wrap paper, ribbons, bows, gift enclosure cards, tissue paper and tote bags. Penn Corporation's gift wrap products are produced in a wide variety of colors and designs, including the designs of many of the same leading fashion designers who design Penn Corporation's tableware products. Penn Corporation's gift wrap paper also comes in a variety of materials, including metallic and high gloss paper.

             Under the RENNER DAVIS(Registered) by CONTEMPO(Trademark) trademark, Penn Corporation produces and markets hand-crafted stationery and giftware. RENNER DAVIS(Registered) stationery items include correspondence cards, invitations, writing papers and envelopes. Penn Corporation's writing papers are crafted by hand from fine quality watermarked papers with a high cotton fiber content. All sheets and notes are individually hand-edged and all envelopes are either lined or hand-bordered. The RENNER DAVIS(Registered) by CONTEMPO(Trademark) giftware line includes hand-crafted keepsake boxes, imaginative gift books featuring Walt Disney Company characters, desk accessories and decorative kitchen accessories, such as address books, memo holders, picture frames and pencil holders, which are constructed from quality materials coordinated for color, finish, texture, pattern and style.
Licensing

             Licensing agreements are important factors in the differentiation of Western Publishing Group, Inc.'s products from those of its competitors.
In the year ended January 29, 1994 ("Fiscal 1994"), approximately 66% of Western Publishing Group, Inc.'s Consumer Products segment's sales were generated by books, games, activity products, paper party goods and party favors featuring popular juvenile characters and properties licensed by Western Publishing Company, Inc. and Penn Corporation from authors, illustrators, inventors and other companies. Most of Western Publishing Group, Inc.'s character licenses have terms of one to three years. Despite the relatively short period of each license, Western Publishing Group, Inc. has longstanding relationships with many of its licensors. Licenses from authors and inventors are generally longer in duration, often for the term of the copyright.

             Approximately 44% of the Consumer Products segment's sales in Fiscal 1994 were attributable to juvenile products incorporating characters and properties licensed from its five largest licensors: The Walt Disney Company, Children's Television Workshop (Sesame Street(Registered)),
The Lyons Group, Mattel, Inc., and Time Warner, Inc. (through Warner Brothers, Inc. and D.C. Comics, Inc.).

             Royalty rates paid by Western Publishing Company, Inc. generally range from 6% to 10% of the invoiced price of the merchandise featuring the licensed characters and properties. Many license agreements require advance royalty payments and minimum royalty guarantees, contain editorial standards that govern Western Publishing Company, Inc.'s use of the characters and properties and can be cancelled for failure to meet these standards or certain other contractual obligations. In recent years, none of Western Publishing Company, Inc.'s licenses has been cancelled by the licensor for failure to meet these standards or obligations.

             Western Publishing Company, Inc. selects the characters and properties to be licensed primarily on such factors as adaptability to its markets, compatibility with its product lines, the identity of the licensor and other licensees of the character, the amount of licensor advertising and marketing support for the character, the timing of any scheduled promotion of the character and the terms offered by the licensor. Western Publishing Company, Inc. believes that the large breadth of its product categories and its vast distribution network, as well as the breadth and effectiveness of its sales and in-store retail merchandising forces, gives it an advantage over its competitors in obtaining licensing rights. However, competition to obtain licenses is intense, and Western Publishing Company, Inc. sometimes does not obtain a license that it seeks, or only obtains a non-exclusive license, and other times does not obtain a license for all of its desired product categories. In Fiscal 1994, Western Publishing Company, Inc. entered into many new licensing agreements, including Thomas The Tank Engine with Quality Family Entertainment, Sonic The Hedgehog with Sega, Muppet Workshop with Henson Associates, Ghost Writer with Children's Television Workshop and Mighty Morphin Power Rangers(Trademark) with Saban Entertainment, Inc. In addition, licenses were obtained and product lines were produced in conjunction with Disney's release of the movie, Aladdin(Registered), The Nightmare Before Christmas(Registered), Snow White(Registered) and the re-release of Pinocchio(Registered).
Further, a licensing agreement was entered into with The Walt Disney Company for The Lion King, Disney's spring theatrical release. A licensing agreement was also entered into with MCA/Universal Merchandising, Inc. and Amblin Entertainment, Inc. for products related to their upcoming theatrical release of The Flintstone Movie and with 20th Century Fox Film Corporation for their upcoming "Page Master " theatrical release.

             Upon obtaining a license, Western Publishing Company, Inc.
develops story books and other products featuring the licensed character or property to incorporate into its GOLDEN(Registered) and GOLDEN BOOK (Registered) lines and associated products. To develop those products, Western Publishing Company, Inc. utilizes its internal creative staff of over 100 editors, artists and game and puzzle designers and an extensive network of authors, artists and inventors who work on a regular, but free-lance basis, with Western Publishing Company, Inc.

             Penn Corporation's Beach/Contempo Division produces a line of children's party tableware and accessories featuring characters licensed from, among others, The Walt Disney Company, Western
Publishing Company, Inc., Children's Television Workshop (Sesame Street(Registered)), Time Warner, Inc. and Marvel Entertainment Group, Inc. Royalty rates paid by Penn Corporation range from 5% to 10% of the invoiced price of the product on which the licensed characters appear.

New Product Lines

             Western Publishing Group, Inc., through market research activities, has intensified its efforts to identify opportunities for either the development or acquisition of new product lines that consumers will recognize as offering value at a popular price and has allocated substantial resources to its new product acquisition and development efforts. In calendar 1991, it introduced SECRET
DIARY(Trademark), a game of sharing secrets for girls, SESAME STREET
ALL-STAR BAND(Trademark), a fun-filled electronic music activity product, movie poster puzzles and unreleased pre-recorded videos acquired from Media Home Entertainment, Inc. Also in 1991, Western Publishing Company, Inc. entered into a joint venture with Hersch and Company to manufacture, market, promote, sell and distribute SONGBURST(Registered), a board game based upon musical lyrics. In calendar 1992, it introduced SQUIGGLY WORMS(Trademark), a juvenile skill and action game, a relaunched HI-HO! CHERRY-O(Registered), a child's first counting game, SOUND SAFARI(Trademark), an electronic sound adventure game for children. New SOUND STORY(Registered) products in 1992 included LITTLE GOLDEN BOOKS(Registered) SOUND STORY Books, GOLDEN SING-A-LONG(Trademark) Books and BIG BIRDS TALKING BINGO(Trademark). In calendar 1993, it introduced SONGBURST COUNTRY AND WESTERN EDITION(Trademark), POPPIN POPCORN(Registered),

a juvenile action game, BARBIE(Trademark) DRESS UP GAME, a dress your doll with fashion accessories game for children. It also reintroduced HUSKER DU(Registered), the match the pictures memory game and BOOBY TRAP, the suspenseful spring action game. New SOUND STORY(Registered) products in 1993 included GOLDEN SING ALONG(Trademark), MY FIRST GOLDEN SOUND STORY(Trademark) and GOLDEN TALKING TALES(Trademark) books as well as GOLDEN SEEK N' SOUND(Trademark) games.

             In calendar 1991, Penn Corporation's Beach/Contempo Division expanded on the success of The Victoria collection, which once again was its number one selling ensemble, as well as introducing Sesame Street(Registered) licensed products under its Contempo brand and sold to the gift and party store markets. In addition, new size gift bags, metallic tableware and die cut invitations, announcements and note pads were successfully introduced. In calendar 1992, it introduced The
Pretty Florals collection of decorated paper tableware which represented the top selling designs for the year. In addition, the Garden Variety and Hot 'n Spicy collections were introduced. In calendar 1993, it introduced the first shape and die cut paper plates and the first all over spring designs for napkins and table covers. It also introduced
The Disney Gift Book program of social expression books in 8 innovative formats.

             The Company, since acquiring Sight & Sound, Inc. in July
1990, has expanded its SOUND STORY(Registered) product line to over 85 titles, including the DELUXE SOUND STORY(Registered) with 10 sounds, the CLASSIC SOUND STORY(Registered) with 7 sounds, LITTLE GOLDEN
BOOK(Registered) SOUND STORY(Registered) with 4 sounds, GOLDEN SEEK N' SOUND(Trademark) with 10 sounds and GOLDEN SING ALONG(Trademark) with
8 songs and 5 sounds. It should be pointed out that the Company sources sound pad components abroad and as a result, scheduling is an important pre-requisite to producing and distributing particular licensed product in a timely fashion. The Company experienced scheduling problems in Fiscal 1994 and, as a result, virtually none of its new sound emitting product introductions were shipped in time for the Fiscal 1994 selling season.

             In July 1991, Western Publishing Company, Inc. acquired the rights to a library of never before released children's pre-recorded video programs from Media Home Entertainment, Inc. This series includes such well known children's favorites as titles featuring the character Madeline, Baby Songs(Trademark) and others. Western believes that this acquired group of products has provided new product introductions since acquisition as well as a number of backlist titles. To effectively handle these new products, as well as existing video and audio products, Western Publishing Company, Inc. established separate and distinct groups of sales, creative and marketing personnel called the Golden Entertainment Group.

             In February 1992, Western Publishing Company, Inc.
announced that, as a result of a series of agreements with Games Gang, Ltd., it had obtained the exclusive right to sell Pictionary(Registered) and Balderdash(Registered) and a group of other popular board games in the United States and other specified territories.

Marketing and Distribution


             Western Publishing Company, Inc.'s marketing strategy for its consumer products is to create consumer demand through advertising, promotion and attractive point-of-purchase presentations in order to sell a high volume of popularly priced products, through mass merchandising chains such as Wal-Mart Stores, Inc., K-Mart Corp., Caldor, Inc. and
Target Stores Incorporated, a division of Dayton Hudson Corporation;
national book chains such as B. Dalton Book Seller and Walden Book Co.,
Inc.; toy stores such as Toys "R" Us, Inc. and Kay-Bee Toy & Hobby Shops, Inc.; supermarkets such as Winn Dixie Stores, Inc., HE Butt Grocery Co.
Inc. and Smith's Food and Drug Centers, Inc.; drug chains such as Walgreens Co., Revco D.S., Inc., Long's Drug Stores Corporation and Eckerd Corporation; warehouse clubs such as The Price/Costco and Sam's Clubs (Wal-Mart Stores, Inc.); deep discount drug stores such as Drug Emporium, Inc., Marc Glassman, Inc. (Marc's) and Phar-Mor, Inc.; trade bookstores; independent toy stores and other retail outlets.

             A majority of Western Publishing Company, Inc.'s consumer products sales are made directly to retailers through its 164 employee direct sales force, which it believes is larger than any of its competitors. This sales force is divided into four groups. The GOLDEN Press Group, with approximately 111 salespersons, handles all book products. The GOLDEN Games Group, consisting of approximately 35 salespersons, is responsible for all games and puzzle sales. The GOLDEN Entertainment Group, consisting of 6 salespersons (established in 1991), is responsible for the sale of video and audio products. In Fiscal 1993, Western established a fourth sales force of approximately 12 salespersons dedicated to calling upon independent and emerging chain trade bookstores and designed to support the sales of Western's rapidly increasing list of higher priced, trade books sold under The Artists and Writer's Guild (Registered) and GOLD KEY(Registered) imprints.

             Western Publishing Company, Inc. also sells through wholesalers, distributors, sales representatives and food brokers. Western Publishing Company, Inc. generally provides retailers with permanent wood racks, spinners, plan-o-gramming and its computerized space management planning service, all of which it believes provides it with a competitive advantage in obtaining favorable shelf space for its products. To promote sales, Western Publishing Company, Inc. uses print media, television, cooperative advertising programs, point-of-sale displays and a variety of consumer promotions.

             Western Publishing Company, Inc. also markets selected products directly to the consumer through its Direct Marketing group. The Company intends to dispose of its Direct Marketing business as set forth in the section on "Sale and Phase Out of Operations" on page 3. Presently, its most common method of sale is through continuity club plans. This sales method features an introductory offer delivered directly to the consumer, followed by regular shipments until the program is completed or the consumer chooses to terminate the program. These programs are offered through traditional direct response media, which include direct mail, magazine and television advertising. The product offerings are divided into children's and adult programs. Current children's programs include the popular Sesame Street(Registered) Book Club and The Berenstain Bears(Registered) Cub

Club, a juvenile program based on the popular Berenstain Bears and Girl Talk Fun Club, a continuity book club for preteen girls. The adult programs feature craft programs such as programs involving knitting, crocheting and sewing. Western's school book club, the Golden(Registered) Book Club, first introduced in 1990, made progress in expanding its name recognition, sales and market penetration.

             Beach Products markets its products to retailers through a combination of independent sales representatives and its own sales force. Beach Products provides retailers with display units and racks for its party goods and gift wrap products and conducts various sales incentive programs for its representatives and retailers. Beach Products also markets its decorated paper tableware directly to food service organizations and other institutional customers under the CUSTOMPRINTS(Registered) trademark. These items are imprinted with names, logos or messages for business and promotional use. In the mass market and chain store channels, Beach Products utilizes Western Publishing Group, Inc.'s in-store retail merchandising force.

International Sales

             Western Publishing Group, Inc.'s international sales in Fiscal 1994 were approximately 6% of net sales, the majority of which were derived through a Canadian subsidiary of Western Publishing Company, Inc., Western Publishing (Canada) Inc., and a sales, distribution and licensing division of Western Publishing Company, Inc. in the United Kingdom. The Canadian subsidiary serves the Canadian market and distributes Western Publishing Company, Inc.'s books, puzzles and game products, as well as distributing toy and hobby products for other manufacturers. The operation located in London, England serves the United Kingdom and other European markets. The Company has been expanding its international sales to its distributor in Australia as well as to customers in Spanish speaking countries including Mexico and South America. In addition, the Company has been exporting sound pads for its SOUND STORY(Registered) books to many countries throughout Europe and the Far East.

In-Store Merchandising

             In Fiscal 1994, Western Publishing Group, Inc. made significant investments in the further development and expansion of its in-store retail merchandising service unit. This merchandising unit operates independently of any of Western's business units or sales groups and is responsible for providing in-store merchandising services in support of all Western Publishing Group, Inc.'s product lines, i.e. Golden Press, Golden Games, Golden Entertainment and Beach Products. This unit is focused on mass market, discount, toy and chain drug classes of trade and supports
Western's expansion into other retail channels. By setting plan-o-grams, moving merchandise out of stock rooms, building displays, managing racks and product presentation and performing store level ordering services, product take away has increased and additional retail space has been captured. Sales increases have been experienced in major retail chains where Western's merchandising services have been initiated. The Company believes it is providing vital services to the retailer which will enhance the long-term relationship between Western and the retailer. The merchandising group currently consists of the equivalent of over 800 permanent part-time employees.

Retail Businesses

      o      Category Management

             Under Western Publishing Company, Inc.'s Total Category Management program, the retailer never touches the product, but rather provides strategic direction and parameters to Western who, in turn, manages all the operational and supply chain management tasks.

             In Fiscal 1994, Western further enhanced its innovative "shop-within-a-store" Books 'R' Us(Trademark) concept at Toys 'R' Us. It designed, serviced, supplied, warehoused and distributed the best juvenile books from Western and more than 40 other publishers. The program was expanded to approximately 190 stores. Western returned the day to day actual operation of these "shop-within-a-store" locations over to Toys 'R' Us as of February 1, 1994. Toys 'R' Us intends to open approximately 125 additional Books 'R' Us locations in calendar 1994. All will feature a full array of Golden Books.

             Western has created similar merchandising innovations designed to enhance the retail environment for its product category. Just For Kids(Trademark) is a new children's book, audio and video "store-within-a-store" at Wal-Mart, Inc. Approximately 100 Just For Kids(Trademark), Wal-Mart stores are scheduled to be opened in 1994.

             Western's Storyland(Trademark) "store-within-an-aisle" program is a scaled down version of the same concept. It features a greatly expanded books department at mass market retailers, with a bookstore atmosphere including special racks, signage and full face presentation of children's books. The Storyland program is managed and serviced by Western. Wal-Mart, Caldor's, Fred Meyers and several other national chains are installing the program with approximately 130 stores currently in place. The number of chains and stores adapting the Storyland program is growing and Western has plans to open 550 additional locations in calendar 1994. In each case where a Storyland program has been installed, sales of children's books and of Western's books in particular, have increased markedly.

      o      Company Stores

             After opening its first Golden Book(Registered) Showcase store in Schaumburg, IL. in November 1992, Western Publishing Company opened its second Golden Book(Registered) Showcase store in the CityWalk Center in Burbank, CA in June 1993. The Company opened its third store in Rockefeller Center in New York City in April 1994. Each of the stores features only Western Publishing Group, Inc. consumer products. Each store is located in a different environment. For example, the Schaumburg, IL store is located in the Woodfield Mall, an upscale suburban mall. The CityWalk store is located just outside of the Universal City tour in Burbank, CA. The New York City store is located in a midtown, high-trafficked urban area. All three Golden Book(Registered) Showcase stores permit the Company to support and expand its Golden brand recognition as well as test product and survey customers in different environments.

Competition

             Although Western Publishing Company, Inc. has one of the largest shares of the market for children's story books and activity books, there are other major competitors in the industry, such as Random House, Inc., Simon and Schuster, Inc. and G.P. Putnam & Sons, a division of The Putnam Berkley Publishing Group, as well as many other publishers. There also are numerous competitors in the markets for puzzles, games and adult books marketed by Western Publishing Company, Inc. Competition is intense and is based primarily on price, quality, distribution, advertising and licenses.
In addition, Western Publishing Company, Inc. competes for a share of consumer spending on juvenile entertainment and educational products against companies that market a broad range of other products for children.

             Western Publishing Company, Inc. believes that its specialized manufacturing equipment for many of its products results in lower production costs and its integrated production facilities provide it with greater flexibility in the timing and volume of its production of inventory. Its large market share in most of the product lines in which it competes gives it greater economies of scale in producing, marketing, selling and distributing those products.

             Penn Corporation has many major competitors in the paper tableware, gift wrap and stationery industries, such as Hallmark Cards, Inc., American Greetings, Inc., James River Company, Unique Industries, Inc., Amscan, Inc. and many other companies.

Trademarks

             Western Publishing Company, Inc. has numerous registered trademarks in the United States and other countries, including for various uses the names LITTLE GOLDEN BOOKS(Registered), GOLDEN BOOKS(Registered), GOLDEN PRESS(Registered), GOLDEN SIGHT &
SOUND(Registered), GOLDEN(Registered) SOUND STORY(Trademark), MERRIGOLD(Registered) and WHITMAN(Registered). Western Publishing
Company, Inc. believes that the GOLDEN(Registered) and GOLDEN Book (Registered)trademarks are material to the conduct of its business. Western Publishing Company, Inc. also has registered the trademark MAGIC SLATE (Registered) for its well-known children's activity product and WHITMAN (Registered) for its line of products for coin collecting enthusiasts. Western Publishing Company, Inc. has certain patents, some of which are material to the conduct of its business. Penn Corporation has several registered trademarks in the United States, including BEACH(Registered), CONTEMPO(Registered) and RENNER DAVIS(Registered).

Inventory; Returns; Backlog

             Both Western Publishing Company, Inc. and Penn Corporation have their own production capabilities and do not rely to any material extent on suppliers for their finished product inventory needs, except for a limited number of products that they do not self-manufacture. Western Publishing Company, Inc. continues to maintain a high level of finished goods inventory to improve customer service (see Management's Discussion &
Analysis on page 20 for a discussion of inventory). When Company approval is secured in advance, a customer may return saleable merchandise. Both companies provide payment terms standard in their respective industries, which, in the case of Western Publishing Company, Inc., includes extended dating programs. Backlog is not meaningful to either company's business.

Regulation

             Some of Western Publishing Company, Inc.'s products must comply with the child safety laws which, in general, prohibit the use of materials that might be hazardous to children. Western Publishing Company, Inc. maintains its own materials testing laboratory to assure the quality and safety of its products. Western Publishing Company, Inc. has experienced no difficulty and incurred no material costs in complying with these laws. Certain of Penn Corporation's tableware products are subject to regulations of the Food and Drug Administration and the Company has experienced no difficulty and incurred no material costs in complying with these regulations.

                      COMMERCIAL PRODUCTS SEGMENT

             Western Publishing Company, Inc., through its Diversified Products Division, provides printing and publishing services to others. Western Publishing Company, Inc. groups these activities into five principal categories: graphic services and commercial printing; specialty printing and game manufacturing; custom publishing services; literature and software distribution services; and educational kit manufacturing. Western Publishing Company, Inc. has been shifting its business emphasis from commercial printing to the other activities of its Diversified Products Division, which are less price sensitive and which can utilize its creative resources and specialized production equipment.

Graphic Services and Commercial Printing

             A substantial portion of Western Publishing Company's graphic services and commercial printing business is concentrated in the printing of books, industrial manuals, catalogs, labels and promotional materials. Western Publishing Company, Inc. also engages in commodity printing (such as tax instruction booklets and tax forms), which business usually is obtained on a competitive bid basis and is generally produced when Western has open production capacity available. Customers include Random House, Inc., Bantam Doubleday Dell Inc., the American Bible Society, the International Bible Society, the U.S. government, Houghton Miflin Company, Musical Heritage Society, Inc., etc.

Specialty Printing and Game Manufacturing

             Specialty printing services include printing, packaging and distributing for others printed products such as games, puzzles, playing cards, trading picture cards and posters. Customers include Classic Games,

Inc. (a subsidiary of The Score Board, Inc.), Regina Press (a division of Malhave & Co.), Publishers and Importers, Inc. and TH-Q, Inc.

Custom Publishing

             Custom publishing includes the creation, design, production, assembly and distribution for major consumer products and fast food companies of customized products for their marketing and promotional programs. Recent Custom Publishing customers include Wendy's International, Inc., Pizza Hut Inc., Continental Baking Company, Motts Division (Cadbury Beverages Inc.) and Continental Airlines, Inc. Custom publishing utilizes the complete creative capabilities of Western Publishing Company, Inc., as well as its marketing, art, editorial, rights and royalty and product engineering groups.

Educational Kit Manufacturing

             Educational kit manufacturing includes the printing, sorting and collating of as many as 200 different components for one kit. Western Publishing Company, Inc. has produced educational kits for the nation's foremost educational publishers, including World Book, Inc., Scott Foresman
& Company, Inc. and Macmillan/McGraw-Hill.

Literature Distribution and Software Publishing

             The literature distribution and software manual printing segment includes the printing of manuals, providing telemarketing services and physical distribution for software publishing companies. Recent customers for whom Western Publishing Company, Inc. has provided these services have included IBM, Sun Microsystems, Inc., Xerox Corporation and Aldus Corporation.

Marketing and Competition

             Western Publishing Company, Inc.'s Diversified Products services are sold by approximately 38 employee sales representatives located in ten field sales offices throughout the United States. Western Publishing Company, Inc. utilizes its consumer products resources and relationships to assist in the marketing of its Diversified Products services. Competition, which is based upon price, quality and delivery, is intense, particularly in the graphics and commercial printing businesses. Western Publishing Company, Inc. competes in this area with hundreds of companies, the largest of which is R.R. Donnelly & Sons Company.

                          GENERAL INFORMATION

Seasonality

             Western Publishing Group, Inc. experiences seasonality, particularly in the Consumer Products segment, with highest revenues in the third fiscal quarter. Western Publishing Company, Inc. generally uses certain of its production facilities that are not being fully utilized for its consumer products for its graphics and commercial printing activities, thereby somewhat reducing the seasonality of Western Publishing Company, Inc.'s overall business. However, overall sales have migrated to the second half of the fiscal year and, in Fiscal 1994, approximately 61% of revenues were generated in this time period.

Raw Materials

             Both Western Publishing Company, Inc. and Penn Corporation use a wide variety of paper, plastic, inks and other raw materials in the manufacture of their products. Neither Western Publishing Company, Inc.
nor Penn Corporation is dependent on any one supplier for any raw material, and neither has experienced any material difficulty in obtaining raw materials or subcontracted products.

Employees

             Western Publishing Group, Inc. employs in the aggregate approximately 4,200 full-time employees and 799 part time employees. Approximately 1,100 employees are represented by labor unions. In Fiscal 1994, Western Publishing Company, Inc. negotiated new three-year contracts with the International Automobile workers on terms it considers satisfactory. Western Publishing Company, Inc. and Penn Corporation, believe that their relations with their employees are generally good.

ITEM 2.  PROPERTIES

             Western Publishing Company, Inc.'s facilities are designed principally for the manufacture of products of its Consumer Products and Diversified Products Divisions. Western Publishing Company, Inc. devotes substantial resources to maintain its facilities in good operating condition and, where appropriate, to improve facilities so that they are cost-efficient and competitive in the principal markets in which it competes. Western Publishing Company, Inc. has substantial sheetfed and web press manufacturing capacity in its Cambridge, Maryland and Racine, Wisconsin plants, and substantial game and puzzle manufacturing and
printing capacity in its Fayetteville, North Carolina plant.   Capacity
utilization in these facilities, based on operating three shifts a day, five days a week, averaged approximately 81% in Fiscal 1994.

             Penn Corporation's manufacturing facilities are designed solely for the manufacture of its products. These facilities are maintained in good operating condition and, where necessary, upgraded in line with business needs. Penn Corporation employs certain sophisticated machinery in its manufacturing facilities including sophisticated napkin, table cover, paper plate and cup making machinery, including color presses, a narrow web press, plate formers, table cover embosser/folders and Senning wrap-over machines at its BEACH/CONTEMPO Division; and paper cutting, scoring, box erecting and envelope making machinery at its RENNER DAVIS(Registered) Division.

             Certain information as to the significant properties used by Western Publishing Company, Inc. and Penn Corporation in the conduct of their businesses is set forth in the following table:

Location                Square Feet     Type of Use
- - --------                -----------     -----------


Racine,                 1,556,000       Corporate, creative and marketing
  Wisconsin                             offices; printing and facilities;
                                        warehousing

Fayetteville,           1,036,000       Game and puzzle production and
 North Carolina                         assembly; warehousing and distribution

Coffeyville,              672,000       Warehousing and distribution
  Kansas

Kalamazoo,                458,000       Corporate offices; manufacturing;
  Michigan                              warehousing and distribution

Cambridge,                200,000       Printing; warehousing
  Maryland

Cambridge,                148,000       Canadian corporate offices; sales
   Ontario, Canada                      offices; warehousing and distribution

Crawfordsville,           403,000       Distribution and Warehousing
  Indiana

Little Rock,              135,000       Warehousing
  Arkansas

Fenton,                    74,000       Manufacturing; warehousing and
  Missouri                              distribution

W. Springfield,            41,000       Manufacturing; warehousing
  Massachusetts

New York,                  35,000       Publishing offices; sales offices
  New York

New York,                  17,000       Showroom
  New York

New York,                   2,213       Retail Store
  New York

             All of these properties are owned by either Western Publishing Company, Inc. or Penn Corporation, except for three leases covering 438,000 square feet of the Wisconsin properties (leases expire July 31, 1994, January 31, 1995, and August 31, 1995 with Western Publishing Company, Inc. having options to renew with respect to these leases); one lease in Little Rock, Arkansas expiring May 31, 1994, which will not be renewed; two leases covering 90,000 square feet in Cambridge, Maryland, the first of which expires on September 30, 1995 and the second of which is on a month to month basis; two leases covering 283,000 square feet in Fayetteville, North Carolina, the first of which expired on March 31, 1994 but was renewed on a month to month basis and the second of which expires on June 30, 1994; one lease covering 60,000 square feet in Coffeyville, Kansas which expired April 30, 1994, and will not be renewed; one lease covering the Massachusetts property (lease expires May 31, 1995 with Penn Corporation having an option to renew); one lease covering the Creve Coeur, Missouri property (lease expires May 31, 1995 with Penn Corporation having an option to renew); and three leases covering the New York properties (leases expire March 31, 2003, April 30, 2003 and March 31, 2003; two of which are with a subsidiaries of Western Publishing Company, Inc.). All of these properties, except for West Springfield, Massachusetts and Canada are employed in both the Consumer Products and Commercial Business Segments; the West Springfield, Massachusetts, the Little Rock, Arkansas and the Canada properties are used solely in the Consumer Products business segment. In addition to the properties described above, Western Publishing Company, Inc. and Penn Corporation own or rent various other properties that are used for administration, sales offices and warehousing.

             Western Publishing Group, Inc. believes that, in general, its plants and equipment are well maintained and in good operating condition and adequate for its present needs. Western Publishing Group, Inc. regularly upgrades and modernizes its facilities and equipment. Capital additions were $37,359,000 in Fiscal 1994.

ITEM 3.  LEGAL PROCEEDINGS

             Western Publishing Group, Inc. and its subsidiaries are parties to certain legal proceedings which are incidental to their ordinary business and none of which involve amounts in controversy which are material to Western Publishing Group, Inc. or its subsidiaries.

             Two subsidiaries of Western Publishing Group, Inc., Western Publishing Company, Inc. ("Western") and Penn Corporation ("Penn"), face potential environmental liabilities under the Comprehensive Environmental Response, Compensation and Liability Act (commonly know as "CERCLA" or "SuperFund") and other federal and state laws as a result of past off-site waste disposal practices. The United States Environmental Protection Agency ("EPA"), and in some cases state regulatory agencies, have informed Western that it is a potentially responsible party ("PRP") at six disposal sites and that Penn is a PRP at one such site. In each instance, the affected subsidiary of Western Publishing Group, Inc. is one of a number of PRPs that have been identified by EPA or the relevant state agency. In addition, Western maintains insurance coverage for certain of its liabilities and has asserted claims against its insurers.

             At three of these sites, the volume of waste disposed of by Western is relatively small compared to other PRPs. As such, Western either has been, or is likely to be, determined to be a "de minimis" party. In addition, during the first quarter of 1994, Western was identified as a PRP at a fourth site. To date in its investigation, Western has not discovered any information demonstrating that it shipped any material to this site.

             At a fifth site, Western's liability is limited to approximately 4% of the total costs at the site, which are estimated to be in the range of $22,000,000. Western has reached a settlement with certain of its insurance carriers with respect to this site pursuant to which these insurers have reimbursed Western for a portion of Western's liability and defense costs.

             At a sixth site, the Hertel Landfill in Plattekill, New York, Western is one of six PRPs that have been identified by EPA. In September 1991, EPA approved a remedial action for the site that had a present value cost of approximately $8 million. In September 1992, EPA issued a unilateral administrative order to the six PRPs. This order requires the implementation of the remedial design and remedial action for the site. Believing that it had sufficient cause not to comply, Western did not comply with the order. One of the other PRPs is complying with the order. Western anticipates that this PRP will seek a monetary contribution from Western in the future. In addition, although Western has certain defenses available to it, EPA could seek penalties of up to $25,000 per day and/or its costs plus treble damages from Western resulting from Western's decision not to comply with the administrative order.

             Western and the performing PRP are actively engaged in an effort to identify other PRPs at the Hertel Landfill site, with the goal of seeking contribution from them for the remedial design and remedial action activities. The parties have not allocated responsibility at this site on a percentage basis, and liability for response costs under CERCLA can be joint and several. Western and certain of Western's insurers have entered into a Confidential Partial Interim Settlement Agreement pursuant to which they have agreed, inter alia, subject to certain conditions, to stay litigation brought by Western for a period of two years. Upon expiration of the stay, it is anticipated that the parties would resume litigation concerning the insurers' duty to defend and indemnify Western.

             A division of Penn has been identified as a PRP at the West KL Avenue Landfill site in Kalamazoo, Michigan. In September 1990, EPA approved a remedial action for this site that EPA estimated would cost $16.2 million. The PRP identified as the largest contributor to the site is conducting the cleanup, and has entered into settlements with approximately 225 other PRPs. This PRP filed a private cost recovery action against Penn and approximately 40 other PRPs in 1992 in the U.S. District Court for the Western District of Michigan. The percentage of waste at the site attributed to Penn is approximately 1% or less of the total volume of waste shipped to the site, but Penn has not been able to reach a settlement with the plaintiff PRP. The litigation is currently in discovery.

             Western and Penn are actively pursuing resolution of the aforementioned matters. Western Publishing Group, Inc. does not believe that any of these liabilities will be material to its business, financial condition or results of operations. Where known, provision has been made for any uninsured portion of any liabilities Western or Penn may have.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                    AGE    POSITION(S)

- - ----                    ---    -----------
Glenn R. Albrecht        57    Senior Vice President-Logistics and
                               Distribution of Western Publishing Company, Inc.

Bruce A. Bernberg        50    Senior Vice President, Finance and
                               Administration of Western Publishing
                               Company, Inc.

Richard A. Bernstein     47    Director, Chairman and Chief Executive
                               Officer of Western Publishing Group, Inc.;
                               Chairman of Western Publishing Company, Inc.;
                               Chairman, President and Chief Executive
                               Officer of Penn Corporation

James A. Cohen           48    Senior Vice President-Legal Affairs and
                               Secretary of Western Publishing Group, Inc.;
                               Vice President-Legal Affairs and Secretary of
                               Western Publishing Company, Inc. and
                               Penn Corporation.

Frank P. DiPrima         56    Director, President and Chief Operating Officer
                               of Western Publishing Group, Inc.

Ira A. Gomberg           50    Vice President-Business Development and Corporate
                               Communications of Western Publishing Group, Inc.;
                               Vice President of Penn Corporation

Dale Gordon              45    Vice President and General Counsel of Western
                               Publishing Group, Inc., Western Publishing
                               Company, Inc. and Penn Corporation

Steven M. Grossman       33    Vice President-Financial Planning of Western
                               Publishing Group, Inc.

George P. Oess           58    President of Western Publishing Company, Inc.

Lily Lai Ray             34    Vice President -- Worldwide Sourcing of Western
                               Publishing Group, Inc.

Ilan Reich               39    Vice President-Special Projects of Western
                               Publishing Group, Inc.

Stuart Turner            49    Executive Vice President, Treasurer and Chief
                               Financial Officer of Western Publishing
                               Group, Inc.; Executive Vice President and
                               Treasurer of Western Publishing Company,
                               Inc.; Executive Vice President, Treasurer and
                               Chief Financial Officer of Penn Corporation

Laurence Usdin           51    Vice President and Corporate Controller of
                               Western Publishing Group, Inc.

Hal B. Weiss             37    Vice President and Assistant Treasurer of Western
                               Publishing Group, Inc.
            Mr. Albrecht has been Senior Vice President-Logistics and Distribution of Western Publishing Company, Inc. since March 24, 1994. Prior to that Mr. Albrecht had been Senior Vice President-Manufacturing and Distribution from May 24, 1991 to March 23, 1994. From August 1986 to May 1991, Mr. Albrecht had been Vice President of Manufacturing. Mr. Albrecht joined Western Publishing Company, Inc. in a manufacturing management capacity in 1973. Prior to being appointed Vice President, Mr. Albrecht held a succession of manufacturing management positions. Mr. Albrecht is a board member of the Racine United Way, a director of Printing Industries of Wisconsin and a director of the Racine Area Manufacturers Association.

             Mr. Bernberg has been Senior Vice President-Finance and Administration of Western Publishing Company, Inc. since May 1987. Mr. Bernberg joined Western Publishing Company, Inc. as Vice President, Finance in 1982 and was elected Treasurer and Chief Financial Officer in 1984. Mr. Bernberg is a director of St. Mary's Medical Center and St. Lukes Hospital in Racine, Wisconsin. He is also a director of MEI, Inc.

             Mr. Bernstein has been Chairman and Chief Executive Officer of Western Publishing Group, Inc. and Chairman of Western Publishing Company, Inc. since February 1984. From 1984 to August 1989, Mr. Bernstein was also President of Western Publishing Group, Inc. In November 1986, Mr. Bernstein became Chairman, President and Chief Executive Officer of Penn Corporation. He is President of P&E Properties, Inc., a private commercial real estate ownership/management company, and has been for more than five years. Mr. Bernstein is the sole shareholder of P&E Properties, Inc. He is a member of the Regional Advisory Board of Chemical Bank, a member of the Board of Trustees of New York University, a member of the Board of Overseers of the New York University Stern School of Business, a Director and Vice President of the Police Athletic League, Inc., a member of the Board of Trustees of the Hospital for Joint Diseases/Orthopaedic Institute, a member of the Board of Directors of The Big Apple Circus, Inc., a member of the Investment Advisory Board of the New York State Employees Retirement System, a member of The New York State Legislative Commission on Expenditure Review and a member of The Economic Club of New York.

             Mr. Cohen has been Senior Vice President-Legal Affairs and Secretary of Western Publishing Group, Inc. since December 1991 and a senior executive of P&E Properties, Inc. since February 1984. From February 1984 until December 1991 he was Vice President, General Counsel and Secretary of Western Publishing Group, Inc. He became Vice President-Legal Affairs and Secretary of Western Publishing Company, Inc. in March 1987. In November 1986, Mr. Cohen became Secretary of Penn Corporation and in April 1987, Vice President and General Counsel of that corporation.
From March 1982 to February 1984 Mr. Cohen held various senior positions with the United States Department of Housing and Urban Development, including Regional Counsel. From 1976 to 1982 Mr. Cohen was the Deputy Regional Counsel of the United States Department of Energy.

             Mr. DiPrima is President and Chief Operating Officer of Western Publishing Group, Inc., serving in that capacity since May 1990. From June 1987 to May 1990, Mr. DiPrima served as Executive Vice President and Chief Operating Officer of Thompson Medical Company, Inc., a corporation that owns and markets a variety of advertised non-prescription drugs and at the time of Mr. DiPrima's employment also owned and marketed SLIM-FAST(Registered) products. Between June 1984 and June 1987, Mr. DiPrima was Executive Vice President and Chief Operating Officer of Jeffrey Martin, Inc., a national marketer of health and beauty aids. Previously, Mr. DiPrima served for four years at Merck & Co., Inc., nine years at Schering-Plough Corporation, and five years at Playboy Enterprises, Inc., in various capacities in legal and financial affairs and in general management. Mr. DiPrima is a former member of the Board of Directors of the Nonprescription Drug Manufacturers Association. He is admitted to practice law in the states of New York, New Jersey, Illinois and Tennessee and in the District of Columbia.

             Mr. Gomberg has been Vice President-Business Development and Corporate Communications of Western Publishing Group, Inc. since February 1986. In April 1987, Mr. Gomberg became a Vice President of Penn Corporation. In addition, he is a Vice President and Assistant Secretary of Western Publishing Company, Inc. Since February 1986, he has also been a senior executive of P&E Properties, Inc. From 1976 through January 1986, Mr. Gomberg was employed by Sony Corporation of America, a manufacturer and distributor of consumer electronic products, first as General Counsel and after November 1983 as Vice President-Government Affairs.

             Mr. Gordon joined Western Publishing Company, Inc. in August 1993 as Vice President and General Counsel. He became Vice President and
General Counsel of Western Publishing Group, Inc. and Penn Corporation in January, 1994. From 1980 through July 1993 he was with Playboy
Enterprises, Inc. in various legal/management positions, most recently as Vice President, Secretary and Associate General Counsel.

             Mr. Grossman joined Western Publishing Group, Inc. in July 1992 as Vice President-Financial Planning. From August 1983 to July 1992 Mr. Grossman was with the public accounting firm of Deloitte & Touche. He is a Certified Public Accountant licensed in the State of New York.

             Mr. Oess was elected President of Western Publishing Company, Inc. on April 7, 1992. He had been Executive Vice President-Consumer Products from May 1991 through April 7, 1992. Mr. Oess joined Western Publishing Company, Inc. in a sales management capacity in 1968 and since then has held a succession of management responsibilities. He was appointed Vice President-Commercial Products of Western Publishing Company, Inc. in 1976 and Senior Vice President-Business Development in 1989.

             Ms. Ray joined Western Publishing, Group, Inc. in February 1993
as Vice President -- Worldwide Sourcing.   From 1991 to January 1993 she
served as an independent consultant for Mattel KK (Japan) working on
projects related to shipping and planning.   From 1989 to 1991 she served
as Senior Group Manager of Planning and Development at Mattel as well as General Manager of their Arco Toys Division in Thailand.

             Mr. Reich has been Vice President-Special Projects of Western Publishing Group, Inc. since October 1992. Since December, 1987 he has also been an employee of P&E Properties, Inc.

             Mr. Turner has been the Executive Vice President, Treasurer and

Chief Financial Officer of Western Publishing Group, Inc. and Executive Vice President of Western Publishing Company, Inc. since February 1984. In November 1986, Mr. Turner became the Executive Vice President, Treasurer and Chief Financial Officer of Penn Corporation. Since May 1981, Mr. Turner has been a senior executive of P&E Properties, Inc. From 1969 to May 1981 he was a partner of Turner, Imowitz and Company, a firm of certified public accountants.

             Mr. Usdin has been Vice President, Corporate Controller of Western Publishing Group, Inc. since August 1990. Mr. Usdin joined Western Publishing Group, Inc. in 1989 as Corporate Controller. From 1988 to 1989, Mr. Usdin was Vice President-Finance of New American Shoe Company, Inc. and from 1982 to 1988 he was Vice President-Finance and Corporate Controller of Ziff Communications Company. From 1973 to 1982 he was associated with Mego International, Inc. in several financial positions, including Senior Vice President-Finance. Mr. Usdin is a Certified Public Accountant. He serves on the Advisory Board to Pace University's Masters of Science in Publishing program.

             Mr. Weiss has been Vice President and Assistant Treasurer of Western Publishing Group, Inc. since August 1990. From April 1986 until July 1990, Mr. Weiss was Controller and Assistant Treasurer of Western Publishing Group, Inc. and from November 1986 until July 1989 he was Controller of Penn Corporation. In addition, Mr. Weiss has been Controller of P&E Properties, Inc. since 1985. Mr. Weiss is a Certified Public Accountant. Prior to joining Western Publishing Group, Inc. in 1985, Mr. Weiss practiced public accounting.
                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

                       STOCKHOLDERS' INFORMATION

COMMON STOCK PRICES

Western Publishing Group, Inc. completed an initial public offering of its Common Stock on April 22, 1986. The Common Stock is traded over-the-counter and is quoted on the NASDAQ National Market System (symbol
WPGI).  The following table sets forth the
range of prices (which represent actual
transaction) by quarter as provided by the National Association of Securities Dealers, Inc.

Fiscal Year Ended January 29, 1994

                            High         Low
First Quarter               18 1/2       13 1/4
Second Quarter              17 3/8       13 3/8
Third Quarter               16 3/4       13 3/8
Fourth Quarter              20 1/4       12 1/4

Fiscal Year Ended January 30, 1993

                            High          Low
First Quarter               19 1/8        16 1/4
Second Quarter              18 5/8        15
Third Quarter               22 3/4        15 5/8
Fourth Quarter              22 1/2        16

DIVIDEND POLICY

Since its organization in 1984, Western
Publishing Group, Inc. has not paid any
cash dividends on its Common Stock.
Management does not anticipate the payment of cash dividends on Common Stock in the foreseeable future (see Note 6 to the Company's Consolidated Financial
Statements).

ITEM 6.  SELECTED FINANCIAL DATA

                                            1994      1993      1992      1991      1990
                                            (In Thousands Except For Per Share Data)
INCOME STATEMENT DATA:
REVENUES:

 Net sales                              $613,464  $649,089  $552,360  $491,089  $507,785
 Royalties and other income                3,211     3,062     2,141     2,486     3,865
                                        --------  --------  --------  --------  --------
  Total revenues                         616,675   652,151   554,501   493,575   511,650
                                        --------  --------  --------  --------  --------
COSTS AND EXPENSES:
 Cost of sales                           432,192   425,274   365,913   324,082   320,718
 Selling, general and administrative     203,353   188,161   160,059   148,293   147,709
 Provision for write-down of division     28,180
                                        --------  --------  --------  --------  --------
  Total costs and expenses               663,725   613,435   525,972   472,375   468,427
                                        --------  --------  --------  --------  --------
(LOSS) INCOME BEFORE INTEREST EXPENSE,
 INCOME TAXES AND CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE          (47,050)   38,716    28,529    21,200    43,223

INTEREST EXPENSE                          16,270    10,358     6,255     7,533     8,230
                                        --------  --------  --------  --------  --------
(LOSS) INCOME BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                    (63,320)   28,358    22,274    13,667    34,993

(BENEFIT) PROVISION FOR INCOME TAXES     (22,295)   10,860     8,580     5,650    12,045
                                        --------  --------  --------  --------  --------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE       (41,025)   17,498    13,694     8,017    22,948

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                    (14,800)
                                        --------  --------  --------  --------  --------
NET (LOSS) INCOME                       $(55,825) $ 17,498  $ 13,694  $  8,017  $ 22,948
                                        --------  --------  --------  --------  --------
                                        --------  --------  --------  --------  --------
(LOSS) INCOME PER COMMON SHARE:
 Before cumulative effect of change
  in accounting principle               $  (1.99) $    .80  $    .62  $    .34  $   1.05
 Cumulative effect of change in
  accounting principle                      (.71)
                                        --------  --------  --------  --------  --------
 NET (LOSS) INCOME                      $  (2.70) $    .80  $    .62  $    .34  $   1.05
                                        --------  --------  --------  --------  --------
                                        --------  --------  --------  --------  --------
BALANCE SHEET DATA (AT PERIOD END):
 Working capital                        $332,979  $283,101  $106,556  $ 95,474  $ 95,466
 Total assets                            505,116   508,585   390,965   331,740   311,906
 Long-term debt                          229,812   179,797                         3,902
 Convertible preferred stock               9,985     9,985     9,985     9,985     9,985
 Common stockholders' equity             158,673   215,246   199,393   186,857   182,245

The selected financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere herein.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR ENDED JANUARY 29, 1994 (FISCAL 1994)
 COMPARED TO FISCAL YEAR ENDED JANUARY 30, 1993 (FISCAL 1993)

Revenues for the year ended January 29, 1994 decreased $35.5 million (5.4%) to $616.7 million as compared to $652.2 million for the year ended January 30, 1993. On May 12, 1993, the Board of Directors of the Company directed management to review the operations of the Advertising Specialty Division of the Company's Penn Corporation subsidiary and evaluate various strategic alternatives, including its disposition. Therefore, subsequent to the Company's first quarter ended May 1, 1993, the results of operations do not include the results of this Division. Excluding revenues of the Advertising Specialty Division for both periods, revenues decreased 1.2% or $7.6 million as compared to the prior year. Consumer Products Segment revenues decreased $7.4 million (1.4%) for the year ended January 29, 1994. The decrease was primarily due to decreases in domestic consumer product sales and the negative effect of foreign currency rates with respect to the Company's international sales during the year. The decline in domestic consumer product sales was primarily the result of out-of-stock conditions of fast moving titles and late availability of new product introductions, partially offset by increased sales from category management programs. Commercial product segment revenues, other than revenues of the Advertising Specialty Division, is comprised of printing services which decreased $.3 million (.4%) for the year ended January 29, 1994. The decline for the year was due to a decrease in sales of graphic products, offset by increases in the sale of kits and custom publishing.

Price increases in the Consumer Products Segment were approximately 5%. Sales of printing services are the result of individual agreements entered into with customers as to price and services performed. Accordingly, the effects on inflation cannot be determined on the sales of printing services.

The loss before the provision for write-down of Division, interest expense, income taxes and the cumulative effect of a change in accounting principle for the year ended January 29, 1994 was $18.9 million as compared to income of $38.7 million for the year ended January 30, 1993. This decrease of $57.6 million was the result of a $42.4 million decrease in gross profit and a $15.2 million increase in selling, general and administrative expenses. In addition, the Company recorded a $28.2 million provision to write-down the carrying value of the assets of the Advertising Specialty Division to their estimated net realizable value.

Gross profit for the year ended January 29, 1994 was $184.5 million, compared to $226.9 million for the year ended January 30, 1993, a decrease of 18.7%. As a percentage of revenues, the gross profit margin decreased to 29.9% for fiscal 1994 as compared to

34.8% for fiscal 1993. In the Consumer Products Segment, gross profit decreased $33.8 million (16.1%) to $176.1 million for the year ended January 29, 1994 as compared to the year ended January 30, 1993. As a percentage of revenues, the consumer gross profit margin decreased to 32.7% for fiscal 1994 as compared to 38.5% for fiscal 1993. A substantial portion of the decrease in gross profit margin was due to lower production in response to higher average inventories, resulting in negative manufacturing variances. Additionally, the decrease in gross profit was attributable to an unfavorable change in product mix, increased inventory obsolescence, increased freight costs associated with category management programs and increased storage costs incurred in conjunction with higher average inventories. In the Commercial Products Segment, the gross profit margin of printing services decreased to 11.3% from 11.9% of revenues for the year, as compared to the prior year. The decrease was primarily due to the change in sales mix to lower margin services, partially offset by a reduction in unfavorable manufacturing variances.

Selling, general and administrative expenses for the year ended January 29, 1994 increased $15.2 million (8.1%) to $203.4 million as compared to $188.2 million for the year ended January 30, 1993. Consumer Products Segment increases were primarily attributable to increased costs for the expansion of the in-store retail merchandising force and category management programs of $11.4 million, increased creative costs and increased general and administrative expenses, including the annual costs of postretirement benefits, other than pension costs, offset by a decrease in consumer advertising.

Interest expense for the year increased $5.9 million to $16.3 million as compared to $10.4 million in fiscal 1993. The increase was due to higher average debt outstanding and higher interest rates. Total average outstanding debt increased to $248.7 million in fiscal 1994 from $168.4 million in fiscal 1993 (see Financial Condition, Liquidity and Capital Resources), while average interest rates increased to 6.6% for fiscal 1994 as compared to 6.1% for fiscal 1993. The increase in average interest rates resulted primarily from the issuance of $150 million, 10 year maturity, 7.65% Senior Notes in September, 1992.

The effective income tax benefit rate was 35.2% in fiscal 1994, as compared to an income tax rate of 38.3% in fiscal 1993. The change in effective tax rate is primarily the result of the inability to utilize loss carrybacks against state taxes, resulting in a lower state income tax benefit in fiscal 1994. This was offset by the 1% increase in the federal statutory rate.

The loss for the year ended January 29, 1994, before the provision to write-down of Division and the cumulative effect of a change in accounting principle (postretirement benefits other than pensions) was $21.7 million or $1.07 per share, compared to income of $17.5 million or $.80 per share for the year ended January 30, 1993. During the first quarter of fiscal 1994, the Company adopted

Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", using the immediate recognition method. As a result, the Company recorded a pre-tax non-cash charge of $24.3 million ($14.8 million, net of income taxes) or $.71 per share as a cumulative effect of a change in accounting principle in the statement of operations. The Company's provision for write-down of Division was $28.2 million ($19.3 million, net of income taxes) or $.92 per share. Therefore, the net loss for the year was $55.8 million or $2.70 per share.

The seasonality of the Company's business, which leads to a greater percentage of sales and profits in the third quarter of the fiscal year, continued in fiscal 1994.

With respect to fiscal 1995, the Company's operating results for the first quarter will experience a downturn as compared with the prior year due to the continuing difficult retail environment caused by unusually severe weather conditions in much of the country, distractions resulting from the contemplated sale of the Company, overhead reduction measures announced during the first quarter and the pending sales of certain of the Company's operating divisions and product lines.

FISCAL YEAR ENDED JANUARY 30, 1993 (FISCAL 1993)
 COMPARED TO FISCAL YEAR ENDED FEBRUARY 1, 1992 (FISCAL 1992)

Western Publishing Group, Inc.'s revenues increased $97.7 million (17.6%) to $652.2 million in fiscal 1993, as compared to $554.5 million in fiscal 1992. Consumer Products Segment revenues increased $105.7 million (24.0%). This increase was due, in large part, to growth in sales of storybooks (includes Sound Storybooks(Registered)), puzzles, activity books, games, paper tableware and party goods. Commercial Products Segment revenues decreased $7.6 million (6.7%) due to a sales decrease of $9.3 million (11.6%) in printing services partially offset by a sales increase of $1.7 million (5.0%) in sales of Advertising Specialty products over the comparable period in the prior year.

Price increases in the Consumer Products Segment were approximately 4%. Sales of printing services are the result of individual agreements entered into with customers as to price and services performed. Accordingly, the effects of inflation cannot be determined on the sales of printing services.

Income before interest expense and income taxes increased $10.2 million (35.7%) to $38.7 million in fiscal 1993, as compared to $28.5 million in fiscal 1992. As a percentage of total revenues, this was an increase to 5.9% of revenues in fiscal 1993 as compared to 5.1% in fiscal 1992. This increase was the result of a $38.3 million increase in gross profit, offset by a $28.1 increase in selling, general and administrative expenses.

Gross profit increased $38.3 million (20.3%) to $226.9 million for the year ended January 30, 1993, as compared to $188.6 million for the year ended February 1, 1992. As a percentage of revenues, the gross profit margin increased to 34.8% for the year ended January 30, 1993, from 34.0% for the year ended February 1, 1992. The increase in gross profit margin for the year is due to a change in product mix to higher gross profit margin consumer products and a decrease in sales of lower margin commercial products. In the Consumer Products Segment, gross profit increased $39.5 million (23.2%) to $209.9 million in fiscal 1993 as compared to $170.3 million in fiscal 1992. The increase in gross profit was attributable to increased sales. As a percentage of revenues, the gross profit margin was approximately the same at 38.5% in fiscal 1993 as compared to 38.7% in fiscal 1992. Notwithstanding a decrease in sales in the Commercial Products Segment, the gross profit margin increased to 14.9% in fiscal 1993 from 14.1% in fiscal 1992. The increase was primarily in printing services which experienced a change in sales mix to higher margin products.

Selling, general and administrative expenses for the year ended January 30, 1993, increased $28.1 million (17.6%) to $188.2 million as compared to $160.1 million for the year ended February 1, 1992. This increase was primarily in the Consumer Products Segment and was attributable to increases in sales promotion, selling expense (primarily costs for the in-store retail merchandising force) and advertising.

Interest expense increased $4.1 million (65.6%) to $10.4 million in fiscal 1993 as compared with $6.3 million in fiscal 1992. The increase was due to higher average debt outstanding, partially offset by lower interest rates. Total outstanding debt, due to the planned increase in consumer products finished goods inventory, increased to an average of $168.4 million in fiscal 1993 from $92.5 million in fiscal 1992, (see Financial Condition, Liquidity and Capital Resources), while average interest rates were 6.1% and 6.6%, respectively.

The effective tax rate decreased to 38.3% in fiscal 1993, from 38.5% in fiscal 1992. The slight decrease was primarily due to the favorable effect of foreign tax credits.

Net income increased $3.8 million (27.8%) to $17.5 million as compared to $13.7 million in 1992. Income per common share increased 29.0% to $.80 per share in fiscal 1993, from $.62 per share in fiscal 1992. The trend toward seasonality, leading to greater sales and profits in the third fiscal quarter continued in fiscal 1993.

EFFECTS OF INFLATION

During fiscal 1990, the Company experienced significant increases in its costs for certain raw materials, particularly paper, which is the Company's primary raw material. A portion of the inflationary effects were recouped through price increases. In fiscal 1991, additional productive capacity in the paper industry caused a decline in paper costs. In fiscal 1993 and fiscal 1994, paper prices remained stable. Management does not anticipate that there will be any significant increase in the cost of raw materials in fiscal 1995.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Operations for the year ended January 29, 1994, excluding non-cash charges for depreciation, amortization, provision for losses on accounts receivable, the adoption of FASB No. 106, the provision for the write-down of a division and changes in working capital, provided cash of approximately $17.5 million. The profit for the year ended January 30, 1993, excluding depreciation, amortization, provision for losses on accounts receivable and changes in working capital, provided cash of approximately $36.7 million. During the years ended January 29, 1994 and January 30, 1993, other changes in assets and liabilities, resulting from operating activities, amounted to $32.0 million and $107.5 million, respectively, resulting in net cash used in operating activities of $14.5 million and $70.8 million, respectively.

Acquisitions of property, plant and equipment, were $37.4 million during the year ended January 29, 1994 as compared to $23.7 million during the year ended January 30, 1993. In fiscal 1994, the Company acquired and retrofitted a 403,000 square foot distribution center in Crawfordsville, Indiana. The distribution center is expected to cost approximately $10 million, of which $9.0 million was expended through January 29, 1994. The Company is currently reconsidering its previously announced plans to undertake a facility expansion of its paper tableware and party goods operations in Kalamazoo, Michigan in conjunction with the Company's plan to improve its competitive position and reduce its overall operating cost structure. As yet, no material commitments for this facility expansion have been made.

Cash provided by financing activities during the year ended January 29, 1994, was primarily from borrowings under the Company's
Revolving Credit Agreement, while the issuance of the 7.65% Senior Notes provided the cash from financing activities during the year ended January 30, 1993.

Working capital increased to $333.0 million from $283.1 million at January 30, 1993. This increase includes $17.0 million of games, puzzles, direct marketing continuity and school book club non-current assets which were reclassified to net assets held for sale. Accounts receivable at January 29, 1994, decreased $7.1 million (a 4.9% decrease), as compared to the prior year, which is consistent with the decrease in revenues. Inventories, including $30.6 million which was reclassified to net assets held for sale, decreased $56.5 million, as compared to January 30, 1993. This is the result of the Company's inventory management program which was designed and implemented in fiscal 1994 to reduce overall inventory levels. Additionally, the income tax effect of the fiscal 1994 operating results increased refundable and current deferred income taxes $22.3 million. The balance of loans outstanding under the

Revolving Credit Agreement at January 29, 1994 as compared to January 30, 1993, increased by $50.0 million to a total of $80.0 million. The increase in the loan balance was primarily utilized to fund operating losses and capital expenditures, offset by reductions in accounts receivable and inventories.

The Company's Revolving Credit Agreement, dated November 12, 1992, initially provided for a line of credit totaling $200 million. The facility provides for the seasonal working capital requirements of the Company. In October, 1993, the Revolving Credit Agreement was amended to provide credit availability of $140 million from December 28, 1993 until the third quarter of fiscal 1995. Subsequently, an agreement was entered into to further amend the Revolving Credit Agreement to provide for borrowings up to $125 million through July 31, 1994 and $140 million thereafter; in each case, including letters of credit of $10 million. Concurrent with the completion of the sale of the game and puzzle operation (the "Sale"), the Revolving Credit Agreement facility will be $90 million, including letters of credit of $10 million. Additionally, the provision that borrowings not exceed $115 million during any thirty day period in the first quarter of each fiscal year will be $15 million after the Sale. The Revolving Credit Agreement expires May 31, 1995.

The Company's management believes that the credit facilities available under the Revolving Credit Agreement are sufficient to meet the Company's seasonal borrowing needs.

RECENT EVENTS

As discussed in Note 2 to the Consolidated Financial Statements, the Company adopted a plan which is aimed at focusing management's attention on its core competencies, and therefore grow the Company's publishing, paper party goods, stationery and printing businesses. The plan is designed to improve the Company's competitive position and reduce its operating cost structure through the sale or closedown of certain operations, property divestitures and consolidations, and a reduction in the management, administrative and direct labor workforces. It is anticipated that the plan will be substantially completed by the fourth quarter of fiscal 1995. This plan was adopted after extensive consultation with the Company's investment bankers upon completion of discussions with parties which had expressed an interest in a business combination with the Company, as the best means available to maximize value to shareholders. The Company is no longer engaged in discussions regarding a business combination.

As part of the plan, the Company has entered into an agreement in principle to sell its game and puzzle operation to Hasbro, Inc. for approximately $103 million (including the sale of certain inventories). This transaction is subject to customary conditions and is expected to be completed in the second quarter of fiscal 1995. In conjunction therewith, the Company intends to close its Fayetteville manufacturing and distribution facility, where manufacturing is primarily dedicated to games and puzzles.
Additionally, the Company will exit the direct marketing continuity and school book club businesses.

The sale of the game and puzzle operation, along with the implementation of the balance of the plan is expected to have a favorable effect on the Company's financial position, results of operations, and future capital requirements. As a result of the plan, the Company will dispose of operations with fiscal 1994 aggregate sales of approximately $125,000,000 and pre-tax operating losses of approximately $20,000,000. Furthermore, the Company estimates that the disposition of those operations will reduce the Company's average working capital needs by approximately $60,000,000. The
Company will use the net cash proceeds from the sale of the game and puzzle operation to repay outstanding indebtedness under its Revolving Credit Agreement facility, which was $100 million on April 30, 1994.

Annual operating cost savings associated with the plan, exclusive of the impact of the sale of the game, puzzle, direct marketing and school book club operations will begin to be realized in the second quarter of fiscal 1995. The Company will continue to evaluate opportunities for additional cost savings through fiscal 1995, including possible additional facility consolidations and further headcount reductions.

In addition to the plan's adoption, the Company entered into a letter of intent to sell the Advertising Specialty Division of the Company's Penn Corporation subsidiary for approximately $14 million. The transaction, which is subject customary conditions, is expected to be completed in the second quarter of fiscal 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Index to Consolidated Financial Statements and Schedules on Page F-1.

CONSOLIDATED QUARTERLY FINANCIAL INFORMATION

                                                    First               Second                Third                 Fourth
                                                  Quarter              Quarter              Quarter                Quarter
                                                                 (In Thousands Except For Per Share Data)
1994
  Net sales                                     $ 110,325            $ 130,988            $ 200,573              $ 171,578
  Gross profit                                     33,765               40,785               63,999                 42,723
  (Loss) income before cumulative effect
    of change in accounting principle (1)         (30,312)              (3,966)               2,426                 (9,173)
  Net (loss) income (1)                           (45,112)              (3,966)               2,426                 (9,173)
  (Loss) income per common share:

    Before cumulative effect of change in
      accounting principle                        $ (1.45)              $ (.20)               $ .11                 $ (.45)
    Net (loss) income                               (2.16)                (.20)                 .11                   (.45)
  Weighted average number of common
    shares                                         20,950               20,957               20,959                 20,959

1993
  Net sales                                     $ 120,997            $ 123,840            $ 227,176              $ 177,076
  Gross profit                                     41,300               42,964               83,484                 56,067
  Net income                                        2,133                1,376               12,936                  1,053
  Net income per common share                       $ .09                $ .06                $ .61                  $ .04
  Weighted average number of common
    shares                                         20,869               20,880               20,912                 20,935

(1) Includes provision for write-down of Division of $28,180, before income taxes of $8,900 ($6,400 of which was recognized in the first quarter and $2,500 in the fourth quarter). The impact on net loss per share for the year was $.92.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.
                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             The information called for with respect to directors is incorporated by reference to the information under "Business Experience of Nominees for Election as Directors" at pages 3 through 5 of the Proxy Statement.

             The information called for with respect to executive officers appears in Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

             The information called for is incorporated by reference to the information under "Executive Compensation" at page 10 and 11 of the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The information called for is incorporated by reference to the information under "Stock Ownership of Principal Stockholders" and "Stock Ownership of Directors ard Officers at pages 2 and 5 of the Proxy
Statement, respectively.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             The information called for is incorporated by reference to the information under "Certain Transactions" at page 12 of the Proxy
Statement.
                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

             (a) See Index to Consolidated Financial Statements and Schedules on Page F-1.

                               EXHIBITS

3.1 Restated Certificate of Incorporation of the Registrant dated March 11, 1986 (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No 33-4127 on Form S-1 (the "Registration Statement")).

3.2 Certificate of Correction of the Certificate of Incorporation of the Registrant dated January 13, 1987 (incorporated by reference to Exhibit
         3.2 to the Registrant's Annual Report on Form 10-K for fiscal year 1988 (the "1988 Form 10-K")).

3.3 Amendment to Certificate of Incorporation of Registrant as approved by a majority of the stockholders at the Annual Meeting of Stockholders held May 14, 1987 (incorporated by reference to Exhibit 3.3 to the 1988 Form 10-K).

3.4 Amendment to Certificate of Incorporation of Registrant as approved by a majority of the stockholders at the Annual Meeting of Stockholders held May 17, 1990 (incorporated by reference to Exhibit 3.4 to the 1991 Form 10-K).

3.5 By-laws of the Registrant (incorporated by reference to Exhibit 3.4 to the 1988 Form 10-K).

4.1 Form of certificate for shares of the Registrant's Common Stock (incorporated by reference to Exhibit 4.4 to the Registration Statement).

10.27 Lease dated January 15, 1985, between PG Investments and Western Publishing Company, Inc. with amendment dated January 22, 1986 (incorporated by reference to Exhibit 10.9 to the Registration Statement).

10.28 Amendment dated December 29, 1986, between PG Investments and Western Publishing Company, Inc. to the lease dated January 15, 1985, as amended (incorporated by reference to Exhibit 10.9 to the 1988 Form 10-K).

10.29 Amendment dated January 18, 1988, between PG Investments and Western Publishing Company, Inc. to the Lease dated January 15, 1985, as amended (incorporated by reference to Exhibit 10.10 to the 1988 Form 10-K).

10.30 Amendment dated August 25, 1988, between PG Investments and Western Publishing Company, Inc. to the Lease dated January 15, 1985, as amended (incorporated by reference to Exhibit 10.16 to the 1989

         Form 10-K).

10.31 Amendment dated December 21, 1989, between PG Investments and Western Publishing Company, Inc. to the Lease dated January 15, 1985, as amended (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year 1990 (the "1990 Form 10-K")).

10.32 Lease commencing July 24, 1988, between Jeno Partnership and Western Publishing Company, Inc. (incorporated by reference to
         Exhibit 10.17 to the 1989 Form 10-K).

10.33 Lease dated February 1, 1989, between Golden Press, Inc. and 850 Third Ave. LP (incorporated by reference to Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year 1990 (the "1990 Form 10-K")).

10.33a First Amendment Agreement dated as of February 3, 1993 (to lease dated February 1, 1989) between 850 Third Avenue Limited
         Partnership and Golden Press, Inc., as modified by Letter Agreement dated February 3, 1993 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year 1990).

10.34 Lease dated November 9, 1992, between 200 Fifth Avenue Associates and Western Publishing Company, Inc.

10.35 Warehouse Lease Agreement -- Indenture dated as of April 15, 1987, between Cambridge Terminal Warehouse and Western Publishing Company, Inc. (incorporated by reference to Exhibit 10.21 to the 1988 Form 10-K).

10.36 Lease Amendment dated March 17, 1989, between Cambridge Terminal Warehouse and Western Publishing Company, Inc. to the Warehouse Lease Agreement -- Indenture dated as of April 15, 1987 (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year 1990 (the "1990 Form 10-K")).

10.37 Lease dated May 1, 1987, between West Springfield Industrial Center, Inc. and Penn Corporation (incorporated by reference to
         Exhibit 10.23 to the 1988 Form 10-K).

10.39 Indenture to Lease dated March 24, 1988, between The Equitable Life Assurance Society of the United States and Penn Corporation (incorporated by reference to Exhibit 10.29 to the 1989 Form 10-K).

10.40 Golden Comprehensive Security Program, as amended and restated, effective January 1, 1993

10.53 Golden Retirement Savings Program, as amended and restated, effective as of January 1, 1993.

10.63 Penn Corporation Comprehensive Security Program, effective January 1, 1987 (incorporated by reference to Appendix A to the

         Registrant's Registration Statement 33-18430 on Form S-8 (the "Penn Comprehensive Registration Statement")).

10.64 First Amendment of Penn Corporation Comprehensive Security Program, effective November 2, 1987 (incorporated by reference to Appendix
         A to the Penn Comprehensive Registration Statement).

10.65 Second Amendment of Penn Corporation Comprehensive Security Program, effective January 1, 1987 (incorporated by reference to
         Exhibit 10.36 to the 1988 Form 10-K).

10.66 Third Amendment of Penn Corporation Comprehensive Security Program, effective November 2, 1987 (incorporated by reference to Exhibit
         10.37 to the 1988 Form 10-K).

10.67 Fourth Amendment of Penn Corporation Comprehensive Security Program, effective January 1, 1988 (incorporated by reference to
         Exhibit 10.48 to the 1989 Form 10-K).

10.68 Fifth Amendment of Penn Corporation Comprehensive Security Program, effective January 1, 1988 (incorporated by reference to Exhibit
         10.49 to the 1989 Form 10-K).

10.69 Sixth Amendment of Penn Corporation Comprehensive Security Program, effective January 1, 1988 (incorporated by reference to Exhibit
         10.50 to the 1989 Form 10-K).

10.70 Seventh Amendment of Penn Corporation Comprehensive Security Program, effective January 1, 1987, 1988 or 1989 as applicable (incorporated by reference to Exhibit 10.52 to the 1990 Form 10-K).

10.71 Eighth Amendment of Penn Corporation Comprehensive Security Program, effective October 18, 1989 (incorporated by reference to
         Exhibit 10.67 to the Registrant's Annual Report on Form 10-K for the fiscal year 1990 (the "1990 Form 10-K")).

10.71a Ninth Amendment of Penn Corporation Comprehensive Security Program, effective July 1, 1991 (incorporated by reference to Exhibit 10.67 to the Registrant's Annual Report on Form 10-K for the fiscal year 1990 (the "1990 Form 10-K")).

10.71b Tenth Amendment of Penn Corporation Comprehensive Security Program effective April 1, 1993 (incorporated by reference to Exhibit 10.67 to the Registrant's Annual Report on Form 10-K for the fiscal year 1990 (the "1990 Form 10-K")).

10.72 Beach Products (Division of Penn Corporation) Retirement Savings Program, effective May 2, 1989 (incorporated by reference to
         Exhibit 10.72 to the Registrant's Annual Report on Form 10-K for the fiscal year 1992 (the "1992 Form 10-K")).

10.73 First Amendment of Beach Products (Division of Penn Corporation) Retirement Savings Program, effective October 1, 1990 (incorporated by reference to Exhibit 10.73 to the Registrant's Annual Report on

         Form 10-K for the fiscal year 1992 (the "1992 Form 10-K")).

10.74 Second Amendment of Beach Products (division of Penn Corporation) Retirement Savings Program, effective October 17, 1991
         (incorporated by reference to Exhibit 10.74 to the Registrant's Annual Report on Form 10-K for the fiscal year 1993 (the "1993 Form 10-K")).

10.74a Third Amendment of Beach Products (division of Penn Corporation) Retirement Savings Program, effective July 1, 1991 (incorporated by reference to Exhibit 10.73 to the Registrant's Annual Report on Form 10-K for the fiscal year 1993 (the "1993 Form 10-K")).

10.74b Fourth Amendment of Beach Products (division of Penn Corporation) Retirement Savings Program, effective April 1, 1993 (incorporated by reference to Exhibit 10.73 to the Registrant's Annual Report on Form 10-K for the fiscal year 1993 (the "1993 Form 10-K")).

10.75 Master Trust Agreement between the Registrant, Western Publishing Company, Inc., Penn Corporation and Bankers Trust Company, effective November 19, 1987 (incorporated by reference to Exhibit
         10.38 to the 1988 Form 10-K).

10.76 Form of Agreement between the Registrant, Penn Corporation and certain employees of Penn Corporation relating to the award of shares of common stock of the Registrant, as adopted by the Board of Directors of the Registrant on May 1, 1987 (incorporated by reference to Exhibit 10.39 to the 1988 Form 10-K).

10.77 Amended and Restated 1986 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.40 to the 1988 Form 10-K).

10.78 Amendment dated April 11, 1989 to the Amended and Restated 1986 Employee Stock Option Plan of the Registrant (incorporated by reference to Exhibit 10.56 to the 1990 Form 10-K).

10.79 Employment Agreement dated the 24th day of April, 1990 between Western Publishing Group, Inc. and Frank P. DiPrima (incorporated by reference to Exhibit 10.72 to the Registrant's Annual Report on Form 10-K for the fiscal year 1991 (the "1991 Form 10-K")).

10.80 Western Publishing Company, Inc.'s Executive Medical Reimbursement Plan dated January 1, 1991 (incorporated by reference to Exhibit
         10.73 to the Registrant's Annual Report on Form 10-K for the fiscal year 1991 (the "1991 Form 10-K")).

10.88 Credit Agreement dated as of November 12, 1992, providing up to $200 million, among the Registrant, Western Publishing Group, Inc.
         and a group of commercial banks (incorporated by reference to Exhibit 10.88 to the Form 10-Q for the quarter ended October 31, 1992).

10.89 Amendment No. 1 dated as of July 31, 1993, to the Credit Agreement dated as of November 12, 1992
10.90 Amendment No. 2 dated as of October 30, 1993, to the Credit Agreement dated as of November 12, 1992.

10.91 Guarantee Agreement dated as of December 13, 1993, to the Credit Agreement dated as of November 12, 1992.

10.92    Amendment No. 3 dated as of May 13, 1994 to the Credit
         Agreement dated as of November 12, 1992.

21.1     List of Subsidiaries.

23.1     Consent dated May 13, 1994 of Deloitte & Touche, Independent Auditors.

99.1     Financial Statements for the Golden Comprehensive Security Program.

99.2     Financial Statements for the Golden Retirement Savings Program.

99.3     Financial Statements for the Penn Corporation Comprehensive Security
         Program.

99.4 Undertaking incorporated by reference into Part II of certain registration statements on Form S-8 of the Registrant.

         b)     Reports on Form 8-K. None.

                              SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 16, 1994

                                        Western Publishing Group, Inc.

                                        By: /s/ Richard A. Bernstein
                                            --------------------------
                                            Richard A. Bernstein,
                                            Chairman and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                      Title                               Date
- - ---------                      -----                               ----

/s/ Richard A. Bernstein       Chairman, Chief Executive           May 16, 1994
- - ------------------------------ Officer and Director
Richard A. Bernstein           (Principal Executive Officer)

/s/ Stuart Turner              Executive Vice President,           May 16,  1994
- - ------------------------------ Treasurer and Chief Financial
Stuart Turner                  Officer (Principal Financial
                               and Accounting Officer)
/s/ Frank P. DiPrima           President, Chief Operating          May 16, 1994
- - ------------------------------ Officer and Director
Frank P. DiPrima

/s/ Allan S. Gordon            Director                            May 16, 1994
- - ------------------------------
Allan S. Gordon

/s/ Robert A. Bernhard         Director                            May 16, 1994
- - ------------------------------
Robert A. Bernhard

/s/ Samuel B. Fortenbaugh, III Director                            May 16, 1994
- - ------------------------------
Samuel B. Fortenbaugh, III

/s/ Michael A. Pietrangelo     Director                            May 16, 1994
- - ------------------------------
Michael A. Pietrangelo

/s/ Jenny Morgenthau           Director                            May 16, 1994
- - ------------------------------
Jenny Morgenthau


            WESTERN PUBLISHING GROUP, INC AND SUBSIDIARIES

              INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements                                                     PAGE
- - --------------------                                                     ----

Independent Auditors' Report                                             F-2
Consolidated Balance Sheets as of January 29, 1994
     and January 30, 1993.                                               F-3
Consolidated Statements of Operations for the
     Years ended January 29, 1994, January 30, 1993                      F-4
      and February 1, 1992.
Consolidated Statements of Common Stockholders' Equity
     for the Years Ended January 29, 1994, January 30, 1993
     and February 1, 1992.                                               F-5
Consolidated Statements of Cash Flows for the Years Ended
     January 29, 1994, January 30, 1993 and February 1, 1992.            F-6

Notes to Consolidated Financial Statements.                              F-7

Schedules

 VIII -- Valuation and Qualifying Accounts                                S-1
   IX -- Short-Term Borrowings                                            S-2
    X -- Supplementary Income Statement Information                       S-3

            Schedules which are not included have been omitted because either they are not required or are not applicable or because the required information has been included elsewhere in the consolidated financial statements or notes thereto.
INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Western Publishing Group, Inc.:

We have audited the accompanying consolidated balance sheets of Western Publishing Group, Inc. and subsidiaries as of January 29, 1994 and January 30, 1993, and the related consolidated statements of operations, common stockholders' equity and cash flows for each of the three years in the period ended January 29, 1994. Our audits also included the financial statement schedules listed in the Index at Item
14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at January 29, 1994 and January 30, 1993, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, in fiscal 1994 the companies changed their method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106.

DELOITTE & TOUCHE
Milwaukee, Wisconsin
May 13, 1994

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 29, 1994 AND JANUARY 30, 1993
(In Thousands Except for Share and Per Share Data)

ASSETS                                                        1994                  1993
CURRENT ASSETS:
  Cash and cash equivalents                               $  9,513              $ 10,441
  Accounts receivable                                      137,921               145,006
  Inventories                                              121,178               177,630
  Prepublication and prepaid advertising costs               7,720                17,600
  Royalty advances                                           2,970                 4,020
  Refundable income taxes                                   12,830
  Deferred income taxes                                     20,823                11,362
  Net assets held for sale                                  88,523
  Other current assets                                      10,361                 9,707
                                                          --------              --------
   Total current assets                                    411,839               375,766
                                                          --------              --------
OTHER ASSETS:
  Deferred income taxes                                      1,439
  Other noncurrent assets                                   11,008                16,353
                                                          --------              --------
   Total other assets                                       12,447                16,353
                                                          --------              --------
PROPERTY, PLANT AND EQUIPMENT:
  Cost:
    Land                                                     1,013                 1,556
    Buildings and improvements                              21,472                22,344
    Machinery and equipment                                 76,874                86,446
    Machinery and equipment in process of installation       9,242                 3,908
                                                          --------              --------
                                                           108,601               114,254
  Less accumulated depreciation                             41,351                40,597
                                                          --------              --------
   Total property, plant and equipment                      67,250                73,657

IDENTIFIED INTANGIBLES AND COST IN EXCESS
  OF NET ASSETS ACQUIRED (GOODWILL), less accumulated
  amortization of $17,066 and $35,088                       13,580                42,809
                                                          --------              --------
TOTAL                                                     $505,116              $508,585
                                                          --------              --------
                                                          --------              --------

See notes to consolidated financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                           1994            1993
CURRENT LIABILITIES:
  Accounts payable                                         $ 40,532        $ 44,469
  Accrued compensation and fringe benefits                   10,644          12,760
  Income taxes                                                  342           4,879
  Other current liabilities                                  27,342          30,557
                                                           --------        --------
   Total current liabilities                                 78,860          92,665
                                                           --------        --------
NONCURRENT LIABILITIES AND CREDITS:
  Long-term debt                                            229,812         179,797
  Accumulated postretirement benefit obligation              25,949
  Deferred income taxes                                                       9,440
  Other                                                       1,837           1,452
                                                           --------        --------
   Total noncurrent liabilities and credits                 257,598         190,689
                                                           --------        --------
CONVERTIBLE PREFERRED STOCK - Series A, 20,000
  shares authorized, no par value, 19,970 shares issued
  and outstanding; at mandatory redemption amount             9,985           9,985
                                                           --------        --------
COMMON STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 30,000,000 shares
    authorized, 21,167,324 and 21,148,424 shares issued         212             211
  Additional paid-in capital                                 80,213          79,914
  Retained earnings                                          82,714         139,387
  Cumulative translation adjustments                         (1,644)         (1,444)
                                                           --------        --------
                                                            161,495         218,068
  Less cost of Common Stock in treasury - 208,800 shares      2,822           2,822
                                                           --------        --------
   Total common stockholders' equity                        158,673         215,246
                                                           --------        --------
TOTAL                                                      $505,116        $508,585
                                                           --------        --------
                                                           --------        --------

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED JANUARY 29, 1994
(In Thousands Except for Per Share Data)

                                                 1994               1993              1992
REVENUES:
  Net sales                                  $613,464           $649,089          $552,360

  Royalties and other income                    3,211              3,062             2,141
                                             --------           --------          --------
   Total revenues                             616,675            652,151           554,501
                                             --------           --------          --------
COSTS AND EXPENSES:
  Cost of sales                               432,192            425,274           365,913
  Selling, general and administrative         203,353            188,161           160,059
  Provision for write-down of division         28,180
                                             --------           --------          --------
  Total costs and expenses                    663,725            613,435           525,972
                                             --------           --------          --------
(LOSS) INCOME BEFORE INTEREST EXPENSE,
  INCOME TAXES AND CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE           (47,050)            38,716            28,529

INTEREST EXPENSE                               16,270             10,358             6,255
                                             --------           --------          --------
(LOSS) INCOME BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE              (63,320)            28,358            22,274

(BENEFIT) PROVISION FOR INCOME TAXES          (22,295)            10,860             8,580
                                             --------           --------          --------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE           (41,025)            17,498            13,694

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                        (14,800)
                                             --------           --------          --------
NET (LOSS) INCOME                            $(55,825)          $ 17,498          $ 13,694
                                             --------           --------          --------
                                             --------           --------          --------
(LOSS) INCOME PER COMMON SHARE:
  Before cumulative effect of change in
    accounting principle                     $  (1.99)          $    .80          $    .62
  Cumulative effect of change in accounting
    principle                                    (.71)
                                             --------           --------          --------
  Net (loss) income                          $  (2.70)          $    .80          $    .62
                                             --------           --------          --------
                                             --------           --------          --------

See notes to consolidated financial statements.

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
THREE YEARS ENDED JANUARY 29, 1994
(In Thousands Except for Share and Per Share Data)

                                Common Stock     Additional             Cumulative    Treasury Stock
                             ------------------   Paid-In    Retained   Translation   ---------------
                               Shares    Amount   Capital    Earnings   Adjustments   Shares   Amount

BALANCES, FEBRUARY 3, 1991   21,070,924   $211    $78,669    $109,891     $   908     208,800  $2,822
 Net income                                                    13,694
 Dividends on Preferred
  Stock - $42.50 per share                                       (848)
 Exercise of stock options,
  including related income
  tax benefits                    4,500                60
 Translation adjustments                                                     (370)
                             ----------   ----    -------    --------     -------     -------  ------
BALANCES, FEBRUARY 1, 1992   21,075,424    211     78,729     122,737         538     208,800   2,822
 Net income                                                    17,498
 Dividends on Preferred
  Stock - $42.50 per share                                       (848)
 Exercise of stock options,
  including related income
  tax benefits                   73,000             1,185
 Translation adjustments                                                   (1,982)
                             ----------   ----    -------    --------     -------     -------  ------
BALANCES, JANUARY 30, 1993   21,148,424    211     79,914     139,387      (1,444)    208,800   2,822
 Net loss                                                     (55,825)
 Dividends on Preferred
  Stock - $42.50 per share                                       (848)
 Excercise of stock options,
  including related income
  tax benefits                   18,900      1        299
 Translation adjustments                                                     (200)
                             ----------   ----    -------    --------     -------     -------  ------
BALANCES, JANUARY 29, 1994   21,167,324   $212    $80,213    $ 82,714     $(1,644)    208,800  $2,822
                             ----------   ----    -------    --------     -------     -------  ------
                             ----------   ----    -------    --------     -------     -------  ------

See notes to consolidated financial statements.

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED JANUARY 29, 1994
(In Thousands)

                                                              1994         1993         1992
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                       $(55,825)    $ 17,498     $ 13,694
  Adjustments to reconcile net (loss) income to net
    cash (used in) provided by operating activities:
      Depreciation                                          12,108        8,506        8,128
      Amortization of intangibles arising from
        acquisition                                          4,888        4,798        5,210
      Provision for losses on accounts receivable            5,662        5,855        5,061
      Provision for write-down of division                  26,405
      Cumulative effect of change in accounting
        principle (before income tax benefit)               24,300

      (Gains) losses on sale of equipment                      (26)         109           61
      Other                                                  1,330          720           80
      Changes in assets and liabilities:
        Accounts receivable                                 (9,222)     (29,669)     (29,146)
        Inventories                                         17,959      (62,088)     (25,531)
        Prepublication and prepaid advertising costs         1,431       (3,482)      (2,918)
        Royalty advances                                      (202)         535       (1,510)
        Refundable income taxes                            (12,830)
        Other current assets                                (2,280)      (4,041)      (1,060)
        Accounts payable                                    (1,087)      (6,301)      25,265
        Accrued compensation and fringe benefits            (1,021)        (625)       1,828
        Income taxes                                        (4,466)      (3,599)         438
        Other current liabilities                           (1,242)         772        4,345
        Deferred income taxes                              (20,340)         210         (670)
                                                          --------     --------     --------
          Net cash (used in) provided by
            operating activities                           (14,458)     (70,802)       3,275
                                                          --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property, plant and equipment            (37,359)     (23,704)     (11,860)
  Proceeds from sale of equipment                              119          281          226
  Acquisition of rights to market games                                  (1,125)
  Acquisition of video rights                                                         (2,500)
  Investment in joint venture                                            (1,600)      (1,500)
  Return of investment in joint venture                      1,900
                                                          --------     --------     --------
          Net cash used in investing activities            (35,340)     (26,148)     (15,634)
                                                          --------     --------     --------

See notes to consolidated financial statements.

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED JANUARY 29, 1994
(In Thousands)

                                                              1994         1993         1992
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of Common Stock (exercise
    of options)                                           $    300     $  1,049     $     60
  Proceeds from borrowings under Credit Agreement           50,000       30,000
  Proceeds from issuance of senior notes                                149,792
  Costs in connection with issuance of senior notes                      (1,440)
  (Decrease) increase in notes payable under
    bridge credit agreement                                             (79,000)      14,500
  Dividends paid on Preferred Stock                           (848)        (848)        (848)
  Other                                                       (562)        (870)         (59)
                                                          --------     --------     --------
     Net cash provided by financing activities              48,890       98,683       13,653
                                                          --------     --------     --------
EFFECT OF EXCHANGE RATE CHANGES

  ON CASH                                                      (20)         (66)          (9)
                                                          --------     --------     --------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                            (928)       1,667        1,285

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                   10,441        8,774        7,489
                                                          --------     --------     --------
CASH AND CASH EQUIVALENTS, END
  OF YEAR                                                 $  9,513     $ 10,441     $  8,774
                                                          --------     --------     --------
                                                          --------     --------     --------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
    Cash paid during the year for:
      Interest                                            $ 16,016     $  6,590     $  6,122
      Income taxes                                           6,124       13,556        9,418

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED JANUARY 29, 1994

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Western Publishing Group, Inc., and its wholly-owned subsidiaries (the "Company"). Certain reclassifications have been made in the prior year financial statements to conform with the current year presentation.

All significant intercompany transactions and balances are eliminated in consolidation.

Fiscal Year - The fiscal year of the Company ends on the Saturday
nearest January 31.   Accordingly, fiscal 1994, 1993, and 1992 each
contained 52 weeks.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. The carrying amounts of short-term financial instruments approximate fair value.

Inventories - Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for substantially all domestic inventories. Inventories of Western Publishing Company, Inc.'s international operations are valued using the first-in, first-out (FIFO) method. At January 29, 1994 and January 30, 1993, approximately 93% and 95% of total inventories were valued under the LIFO method.

Prepublication and Prepaid Advertising Costs - Prepublication costs (comprised principally of externally developed art, manuscript and editorial costs and internally or externally developed plate costs) and advertising and premium costs associated with the Company's direct marketing operation are deferred. Such costs are amortized from the date of initial product sale, generally over a period of one year. At January 29, 1994, the direct marketing advertising and premium costs were included as a component of Net Assets Held for Sale.

Properties and Depreciation - Property, plant and equipment are stated at cost and depreciated on the straight-line method over the following estimated useful lives for financial statement purposes:

  Buildings and improvements    10-40 years
  Machinery and equipment        3-10 years

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Expenditures which significantly increase value or extend useful lives are capitalized, while maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of assets replaced, retired or disposed of are eliminated from the property accounts, and any gain or loss is reflected in operations.

Costs related to the development of information systems that are expected to benefit future periods are capitalized and amortized over the estimated useful lives of the systems.

Identified Intangibles - Identified intangibles arising from the acquisition of Penn Corporation in fiscal 1987 are being amortized generally by accelerated methods over periods of from 10 to 26 years.

Cost in Excess of Net Assets Acquired - The cost in excess of net assets acquired (goodwill) arising from the acquisition of Penn Corporation is being amortized on the straight-line method over a 40-year period.

Foreign Currency Translation - Foreign currency assets and liabilities are translated into United States dollars at end of period rates of exchange, and income and expense accounts are translated at the weighted average rates of exchange for the period. Resulting translation adjustments are included as a separate component of common stockholders' equity.

2. SALE AND PHASE OUT OF OPERATIONS; PROVISION FOR WRITE-DOWN OF DIVISION; NET ASSETS HELD FOR SALE

Sale and Phase Out of Operations

On November 29, 1993, the Company announced that it had recently been approached by several companies expressing a desire to discuss a business combination. The Board of Directors of the Company authorized the retention of two investment banking firms as its advisors to explore alternatives to maximize shareholder value. Based on an analysis of various alternatives, the Company adopted a plan designed to improve its competitive position and reduce its cost structure through the sale or phase out of certain operations, property divestitures and consolidations, and a workforce reduction.

The plan includes the following major components:

o An agreement in principle to sell the game and puzzle operation (including certain inventories) to Hasbro, Inc. (Hasbro) for
   approximately $103,000,000.   This transaction is subject to  customary
   conditions and is expected to be completed in the second quarter of fiscal 1995.

o The decision to exit the direct marketing continuity clubs and school book club businesses. It is anticipated that this will be completed by the end of fiscal 1995.

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

o The closedown and sale of the Company's Fayetteville, North Carolina manufacturing and distribution facility, which is primarily dedicated to the game and puzzle operation but will not be included in the sale to Hasbro.

o The decision to streamline the Company's publishing business so as to focus on its core competencies. This will include a reduction in the management, administrative and direct labor workforces.

The Company will use the net cash proceeds arising from the plan to repay outstanding debt under its Revolving Credit Agreement (see Note
6). It is anticipated that the plan, which will begin to be implemented in the first quarter of fiscal 1995, will result in a net gain, inclusive of operating losses of the game, puzzle, direct marketing and school book club operations from January 30, 1994 through the expected disposition dates. Accordingly, the anticipated gain will not be reflected in the consolidated statement of operations until realized.

The net assets of the game, puzzle, direct marketing and school book club operations and the Fayetteville facility are included as a component of Net Assets Held for Sale at January 29, 1994. For fiscal 1994, 1993 and 1992 the game, puzzle, direct marketing and school book club operations had revenues of approximately $125,000,000, $142,000,000, and $123,000,000, respectively.

Provision for Write-Down of Division

On May 12, 1993, the Board of Directors of the Company directed management to review the operations of the Advertising Specialty Division of the Company's Penn Corporation subsidiary and evaluate various strategic alternatives, including its disposition. Accordingly, the Company established a provision, including operating losses through the expected disposition date, to write-down the assets of the Division to net realizable value.


On April 29, 1994, the Company entered into a letter of intent to sell this Division for approximately $14,000,000, subject to customary conditions. It is anticipated that this transaction, which is expected to be completed in the second quarter of fiscal 1995, will result in a net gain. The net cash proceeds from the sale of this Division will be utilized to repay outstanding debt under the Revolving Credit Agreement (see Note 6).

Revenues and losses before interest expense and income taxes of the Division, included in the accompanying statements of operations, exclusive of the provision for write-down, are as follows (subsequent to May 1, 1993, the statements of operations do not include the results of the Division):

                                                  1994     1993     1992
                                                     (In Thousands)
Revenues                                        $7,202  $35,037  $33,367
                                                ------  -------  -------
                                                ------  -------  -------
Loss before interest expense and income taxes,
  exclusive of the provision for write-down     $2,083  $ 4,635  $ 6,638
                                                ------  -------  -------
                                                ------  -------  -------

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net Assets Held for Sale

As of January 29, 1994, net assets held for sale consisted of the following:

                                                                 (In thousands)
Current assets                                                         $ 60,020
Property, plant and equipment, net                                       32,655
Other assets (primarily identified intangibles and goodwill), net        27,933
                                                                       --------
                                                                        120,608
Less:
    Current liabilities                                                  (5,680)
    Provision for write-down, net of Division
      operations subsequent to May 1, 1993                              (26,405)
                                                                       --------
Net assets held for sale                                               $ 88,523
                                                                       --------
                                                                       --------

3.  ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

                                                           1994            1993
                                                            (In thousands)
Accounts receivable                                    $154,090        $160,178
Allowance for doubtful accounts                          (4,491)         (6,929)

Allowance for returns                                   (11,678)         (8,243)
                                                       --------        --------
                                                       $137,921        $145,006
                                                       --------        --------
                                                       --------        --------

4.  INVENTORIES

Inventories consisted of the following:
                                                           1994           1993
                                                            (In thousands)
Raw materials                                          $ 14,913        $ 25,205
Work-in-process                                          28,783          36,050
Finished goods                                           77,482         116,375
                                                       --------        --------
                                                       $121,178        $177,630
                                                       --------        --------
                                                       --------        --------

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At January 29, 1994 and January 30, 1993, the replacement cost of inventories valued using the LIFO method exceeded the net carrying amount of such inventories by $8,840,000 and $6,930,000, respectively.

5.  IDENTIFIED INTANGIBLES AND GOODWILL

Identified intangibles and goodwill, all of which result from the acquisition of Penn Corporation in fiscal 1987, net of amortization, included in the accompanying consolidated balance sheets, were as follows (see Note 2):

                                                        1994        1993
                                                        (In thousands)
Goodwill                                             $ 6,114     $16,229
Identified intangibles:
  Customer lists                                       6,730       8,707
  Other                                                  736       2,854
  Distributor network                                             15,019
                                                     -------     -------
                                                     $13,580     $42,809
                                                     -------     -------
                                                     -------     -------

In connection with the provision for write-down of the Advertising Specialty Division, the portion of identified intangibles and goodwill related to this Division ($24,341,000, net of amortization at January 29, 1994) has been included as a component of Net Assets Held for Sale (see Note 2).

6.  LONG-TERM DEBT

Long-term debt consisted of the following:


                                                        1994       1993
                                                        (In thousands)
Notes payable to banks                               $ 80,000   $ 30,000
7.65% Senior Notes ($150,000,000 face amount)
  due in 2002                                         149,812    149,797
                                                     --------   --------
                                                     $229,812   $179,797
                                                     --------   --------
                                                     --------   --------

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company maintains a Revolving Credit Agreement dated November 12, 1992, with a group of commercial banks, which expires on May 31, 1995. Under the terms of an agreement to amend the Revolving Credit Agreement, the Company may borrow up to $125,000,000 through July 31, 1994 and $140,000,000 thereafter; in each case, including letters of credit of $10,000,000. Concurrent with the completion of the sale of the game and puzzle operation (the "Sale") (see Note 2), the Revolving Credit Agreement facility will be $90,000,000, including letters of
credit of $10,000,000.   Additionally, the provision that borrowings not
exceed $115,000,000 during any thirty day period in the first quarter of each fiscal year will be $15,000,000 after the Sale. Further reductions in the facility will occur based upon the net cash proceeds from other asset sales, including the sale of the Advertising Specialty Division of the Company's Penn Corporation subsidiary (see Note 2). Borrowings will bear interest at one percent above the Base Rate. A commitment fee of 1/2% is payable quarterly on the unused portion of the facility. On January 29, 1994, notes totalling $80,000,000 at a weighted average interest rate of 4.16% were outstanding.

On September 17, 1992, the Company completed an offering of $150,000,000 of 7.65% Senior Notes due September 15, 2002. Interest is payable
semiannually on March 15 and September 15.   There is no obligation to
redeem, purchase or repay the Senior Notes prior to maturity.

The Revolving Credit Agreement and the Indenture covering the Senior Notes contain certain provisions limiting additional indebtedness, guarantees, liens, the payment of cash dividends on Common Stock and tangible net worth requirements. Additionally, the Revolving Credit Agreement contains certain ratio requirements and limitations on investments. At January 29, 1994, there were no retained earnings available to pay dividends on Common Stock.

Under the Company's Revolving Credit Agreement, the commitment may be utilized for letters of credit for the Company or any of its subsidiaries. At January 29, 1994, the Company's subsidiaries had letters of credit outstanding for inventory purchase commitments of approximately $3,600,000 under the line.

Notes payable to banks at January 29, 1994 and January 30, 1993 under the Company's Revolving Credit Agreement approximate fair value, as the short-term interest rates on the then outstanding balances were reset in December 1993 and 1992, respectively. Western Publishing Group, Inc.'s 7.65% Senior Notes had a fair value of approximately $142,000,000 at January 29, 1994 based on market interest rates. At January 30, 1993, the fair value of the Senior Notes approximated carrying value.

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

                                              1994        1993
                                              (In thousands)
    Royalties payable                      $ 4,757     $ 6,445
    Advertising and promotion                8,507       7,894
    Other                                   14,078      16,218
                                           -------     -------
                                           $27,342     $30,557
                                           -------     -------
                                           -------     -------

8.  PREFERRED STOCK

The Company has 100,000 authorized preferred shares, no par value, including 20,000 shares of Convertible Preferred Stock, Series A. The Convertible Preferred Stock has a dividend rate of 8.5% per annum. The conversion price is $24 per share. The stock is redeemable at the option of the Company at any time for $500 a share plus all dividends (whether or not earned or declared) accrued and unpaid to the date fixed for redemption. Western Publishing Group, Inc. is obligated to redeem the stock no later than March 31, 1996. There is no significant difference between the carrying amount and approximate fair value of the Convertible Preferred Stock.

9.  EMPLOYEE STOCK OPTIONS

In March 1986, the Company adopted a stock option plan, which as amended, provides for the granting of options to purchase up to 2,100,000 shares of Common Stock through 1996 to employees of the Company and its subsidiaries. Options granted through February 3, 1990 become exercisable two years after the date of grant (50%) and three
years after the date of grant (50%).   Generally, options granted
subsequent to February 3, 1990, except as noted below, become exercisable in their entirety five years after the date of grant.

The following table includes options to purchase 300,000 shares of Common Stock granted in 1991 to the Company's President. In accordance with his employment agreement, these options vest over a seven year period, expire in 2001 and are priced as follows: 60,000 each at $11.75, $10.00 and $15.00 and 120,000 at $12.50 per share.


WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Additionally, the President of Western Publishing Company, Inc. has options to purchase 90,000 shares of Common Stock; of which 20,000 were granted in fiscal 1993 and 70,000 were granted in fiscal 1994 pursuant to his employment agreement. Such options vested immediately upon issuance and expire in 2002 and 2003, respectively.

The following data is presented in connection with the stock option plan:

                                                             Shares
                                           ----------------------------------------------
                                                        Outstanding
                                           Reserved       Options               Available
                                           --------     -----------             ---------
Balances, February 3, 1991 -
   $10.00 to $20.00                         835,450        790,050                 45,400
       Increase in authorization            600,000                               600,000
       Granted - $10.00 to $15.00                          222,000               (222,000)
       Cancelled - $10.00 to $20.00                        (63,200)                63,200
       Exercised - $10.00 to $14.50          (4,500)        (4,500)
                                          ---------      ---------               --------
Balances, February 1, 1992 -
   $10.00 to $20.00                       1,430,950        944,350                486,600
       Granted - $15.50 to $17.25                          207,000               (207,000)
       Cancelled - $10.00 to $20.00                        (39,700)                39,700
       Exercised - $10.00 to $16.75         (73,000)       (73,000)
                                          ---------      ---------               --------
Balances, January 30, 1993 -
   $10.00 to $20.00                       1,357,950      1,038,650                319,300
       Increase in authorization            600,000                               600,000
       Granted - $12.50                                     70,000                (70,000)
       Cancelled -$10.00 to $20.00                         (91,000)                91,000
       Exercised - $11.75 to $16.75         (18,900)       (18,900)
                                          ---------      ---------               --------
Balances, January 29, 1994 -
   $10.00 to $20.00                       1,939,050        998,750                940,300
                                          ---------      ---------               --------
                                          ---------      ---------               --------
Options exercisable at January 29, 1994:
    $20.00                                                  36,000
     16.75                                                  60,550
     15.50                                                  20,000
     15.00                                                  20,000
     14.50                                                  27,000
     12.50                                                  70,000
     12.00                                                  27,200
     11.75                                                  59,000
     10.00                                                  40,000
                                                         ---------
                                                           359,750

                                                         ---------
                                                         ---------

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Options outstanding at January 29, 1994 expire as follows:

   Expiration              Exercise      Number of
      Date                   Price        Options

April 21, 1996              $20.00         36,000
April 21, 1997               12.00         27,200
April 22, 1998               14.50         27,000
March 1, 1999                16.75         60,550
February 2, 2001             11.75        179,500
February 2, 2001             10.00         60,000
February 2, 2001             15.00         60,000
February 2, 2001             12.50        120,000
September 16, 2001           10.00        130,000
January 3, 2002              15.00         30,000
June 30, 2002                15.50        186,000
October 26, 2002             17.25         12,500
November 30, 2003            12.50         70,000
                                          -------
                                          998,750
                                          -------
                                          -------

In addition to the shares reserved for the exercise of stock options, the Company has reserved 416,042 shares of Common Stock for the conversion of its Preferred Stock (see Note 8).

10.  LEASE COMMITMENTS

The Company leases certain facilities, machinery and vehicles under various noncancelable operating lease agreements over periods of one to 10 years. Future minimum lease payments required under such leases in effect at January 29, 1994, were as follows (by fiscal year):

                                     (In thousands)
1995                                     $ 5,638
1996                                       4,452
1997                                       3,959
1998                                       3,112
1999                                       2,712
2000 through 2007                          7,917
                                         -------
                                         $27,790
                                         -------
                                         -------

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Total rental expense charged to operations was $8,330,000, $7,732,000 and $5,695,000 for the years ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively.

11.  ROYALTIES AND OTHER INCOME

Royalties and other income consisted of the following:

                                      1994    1993     1992
                                         (In thousands)
Royalties                           $2,043  $1,771   $1,004
Interest income                        807     836    1,019
Other                                  361     455      118
                                    ------  ------   ------
                                    $3,211  $3,062   $2,141
                                    ------  ------   ------
                                    ------  ------   ------

12.  INCOME TAXES

Income tax expense (benefit) (calculated in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes") consisted of the following:

                                       1994      1993    1992
                                         (In thousands)
Currently (refundable) payable:
  Federal                          $(11,185)  $ 7,700  $6,320
  State                                (240)    2,240   2,030
  Foreign                               (30)      710     900
                                   --------   -------  ------
                                    (11,455)   10,650   9,250
Deferred:                          --------   -------  ------
  Federal                            (9,520)      230    (390)
  State                              (1,300)       80    (250)
  Foreign                               (20)     (100)    (30)
                                   --------   -------  ------
                                    (10,840)      210    (670)
                                   --------   -------  ------
                                   $(22,295)  $10,860  $8,580
                                   --------   -------  ------
                                   --------   -------  ------

Income (loss) before income tax expense of Western Publishing Company, Inc.'s Canadian subsidiary was $(82,000), $1,122,000 and $1,963,000 for the years ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively.

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of the statutory United States Federal income tax rate to the Company's effective income tax  rate follows:

                                                        1994   1993    1992

Statutory rate                                          35.0%  34.0%   34.0%
State income taxes, net of Federal benefit               1.6    5.5     5.3
Effect of foreign taxes                                        (1.7)
Effect of capital loss on write-down of division        (1.8)
Other - net                                               .4     .5     (.8)
                                                        ----   ----    ----
                                                        35.2%  38.3%   38.5%
                                                        ----   ----    ----
                                                        ----   ----    ----

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 29, 1994 and January 30, 1993 were as follows:

                                                   January 29, 1994
                                             -----------------------------
                                              Assets  Liabilities   Total
                                                     (In thousands)
Allowances for doubtful accounts and
  returns not currently deductible           $ 5,222               $ 5,222
Inventories:
  Excess of book basis over tax
    basis due to purchase accounting                   $ (6,121)    (6,121)
  Other                                        8,580                 8,580
Advertising costs                                        (1,259)    (1,259)
Accrued expenses not currently deductible      5,800                 5,800
Provision for write-down of division           8,197                 8,197
Other - net                                      404                   404
                                             -------   --------    -------
Current                                       28,203     (7,380)    20,823
                                             -------   --------    -------
Property, plant and equipment:
  Excess of tax basis over
    acquisition accounting basis               3,934                 3,934
  Excess of tax over book depreciation                   (8,294)    (8,294)
Identified intangibles                                   (4,486)    (4,486)
Deferred gain on sale of plant                             (693)      (693)
Deductible pension contributions
  in excess of pension expense                           (1,760)    (1,760)
Postretirement benefits                       10,379                10,379
State NOL carryforwards                        1,185                 1,185
Other - net                                    1,174                 1,174
                                             -------   --------    -------
Noncurrent                                    16,672    (15,233)     1,439
                                             -------   --------    -------
Total                                        $44,875   $(22,613)   $22,262
                                             -------   --------    -------

                                             -------   --------    -------

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                   January 30, 1993
                                            -------------------------------
                                             Assets   Liabilities    Total
                                                    (In thousands)
Allowances for doubtful accounts and
  returns not currently deductible          $ 5,043                 $ 5,043
Inventories:
  Excess of book basis over tax
    basis due to purchase accounting                   $ (5,969)     (5,969)
  Other                                       9,632                   9,632
Advertising costs                                        (1,956)     (1,956)
Accrued expenses not currently deductible     4,402                   4,402
Other - net                                     210                     210
                                            -------    ---------    -------
Current                                      19,287      (7,925)     11,362
                                            -------    ---------    -------
Property, plant and equipment:
  Excess of tax basis over
    acquisition accounting basis              4,055                   4,055
  Excess of tax over book depreciation                   (6,949)     (6,949)
Identified intangibles                                   (5,104)     (5,104)
Deferred gain on sale of plant                             (809)       (809)
Deductible pension contributions
  in excess of pension expense                           (1,703)     (1,703)
Other - net                                   1,070                   1,070
                                            -------    ---------    -------
Noncurrent                                    5,125     (14,565)     (9,440)
                                            -------    ---------    -------
Total                                       $24,412    $(22,490)   $  1,922
                                            -------    ---------    -------
                                            -------    ---------    -------

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  PENSION, POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

Pension Benefits

Western Publishing Company, Inc. and its Canadian subsidiary have noncontributory defined benefit retirement plans covering substantially all domestic hourly and Canadian salaried and hourly employees. The benefits are generally based on a unit amount at the date of termination multiplied by the participant's credited service. The Companies' funding policy is to contribute amounts within the limits which can be deducted for income tax purposes.

The following tables set forth the plans' funded status and amounts recognized in the consolidated financial statements at January 29, 1994 and January 30, 1993, and for each of the three years ended January 29, 1994:

                                                              1994     1993
                                                            (In thousands)
Actuarial present value of benefit obligations:
  Accumulated benefit obligations, including
    vested benefits of $14,177,000 and $13,480,000         $14,458  $13,682
                                                           -------  -------
                                                           -------  -------
Projected benefit obligations for service rendered         $15,026  $14,248
Plan assets at fair value (primarily U.S. government
  securities, corporate bonds and equity mutual funds)      17,314   18,199
                                                           -------  -------
Projected benefit obligations less than plan assets          2,288    3,951
Unrecognized net loss (gain)                                    10     (233)
Unrecognized prior service cost                              2,516    1,261
Unamortized portion of unrecognized net (asset)
  at January 31, 1987                                         (414)    (613)
                                                           -------  -------
Prepaid pension costs recognized in
accompanying balance sheets                                $ 4,400  $ 4,366
                                                           -------  -------
                                                           -------  -------

                                                        1994      1993     1992
                                                           (In thousands)
Net pension expense (income), included the
  following components:
  Service cost - benefits earned during the period   $   573   $   530  $   445
    Interest cost on projected benefit obligations     1,104     1,078    1,017
    Actual return on plan assets                      (1,836)   (1,814)  (3,428)
    Net amortization and deferral                        211        33    2,012
                                                     -------   -------  -------
Net pension expense (income) for the year            $    52   $  (173) $    46
                                                     -------   -------  -------
                                                     -------   -------  -------

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligations was 7.5% in 1994 and 1993. The expected long-term rate of return on assets was 10.0%.

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pension expense charged to operations for these plans and for other multi-employer plans in which certain union employees of the Company's subsidiaries participate was $598,000, $314,000 and $565,000 for the years ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively.

Subsidiaries of the Company also maintain defined contribution contributory retirement plans for substantially all domestic employee groups. Under the plans, the companies make contributions based on employee compensation and in certain cases based on specified levels of voluntary employee contributions. Western Publishing Company, Inc.'s Canadian subsidiary also maintains a profit sharing plan for certain salaried employees. Expense for these plans was $4,157,000, $3,819,000 and $3,484,000 for the years ended January 29, 1994, January 30, 1993 and February 1, 1992, respectively.

Postretirement Benefits

Western Publishing Company, Inc. provides certain health care and life insurance benefits for substantially all of its retired employees. Effective January 31, 1993, the Company adopted Statement of Financial Accounting Standards (FASB) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." FASB No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care, as claims were incurred. FASB No. 106 allows recognition of the cumulative effect of the liability in the year of adoption or the amortization of the obligation over a period of up to twenty years. The Company elected to recognize the cumulative effect of this obligation on the immediate recognition basis. As of January 31, 1993, the Company recognized the accumulated liability for such benefits (transition obligation). The cumulative effect of this change in accounting principle reduced net earnings by $24,300,000 ($14,800,000, net of income taxes).

For the year ended January 29, 1994, the incremental effect of adopting FASB No. 106 was to increase the loss before cumulative effect of change in accounting principle by approximately $990,000 ($.05 per share).

The Company's postretirement health care plans are not currently funded. The status of the plans is as follows:

The accrued postretirement benefits (actuarial present value of accumulated postretirement benefit obligation) at January 1, 1994 consisted of:

                                                            (In thousands)
Retirees currently receiving benefits                           $12,549
Current employees eligible to receive benefits                    6,600
Current employees not yet eligible to receive benefits            8,500
Unrecognized net loss from past experience                       (1,700)
                                                                -------
                                                                $25,949
                                                                -------
                                                                -------

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The net postretirement benefit cost for the year ended January 29, 1994 consisted of the following components:


                                                                 (In thousands)
Service cost - benefits earned during the year                      $   700
Interest cost on accumulated postretirement benefit obligation        1,900
Recognition of transition obligation                                 24,300
                                                                    -------
                                                                    $26,900
                                                                    -------

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of January 1, 1994 was 8% for 1994 decreasing linearly to 5% in 2010; and remaining level thereafter.

If the health care cost trend rate were increased one percentage point in each year, the accumulated postretirement benefit obligation as of January 1, 1994 and the net postretirement cost would have increased by approximately 15% and 19%, respectively. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5%.

Prior to Fiscal 1994, the Company recognized postretirement health care and life insurance benefits as an expense as claims were paid. On that basis, the costs of such benefits were $926,000 and $1,175,000 for the years ended January 30, 1993 and February 1, 1992, respectively.

Postemployment Benefits

During November 1992, the FASB issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FASB No. 112), which requires the cost of such benefits be accrued over the employee service period. The Company has reviewed its policies and practices to determine the applicability of FASB No. 112 and believes the adoption of FASB No. 112 in Fiscal 1995 will not have a material effect on its financial statements.

14.  INDUSTRY SEGMENT INFORMATION

The Company has two industry segments, Consumer Products and Commercial
Products.

The Company is engaged in the creation, publication, printing and marketing of story and picture books, interactive electronic books, coloring books, activity books, books and games that feature special effects and prerecorded audio and video products for juveniles, as well as puzzles, games and special interest books for the entire family (see
Note 2). The Company is also engaged in the manufacture and sale of decorated paper tableware, party goods, stationery and gift products. The Company's foreign operations within the Consumer Products Segment consist of a marketing subsidiary in Canada and a marketing branch in the United Kingdom.

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The Company's Commercial Products Segment provides printing and creative publishing services and is engaged in the manufacture of advertising specialties including imprinted writing instruments, wearables and simulated leather items, such as wallets, folders and other promotional business products (see Note 2).

Operating profit represents income before income taxes, interest expense and general corporate income and expense. Identifiable assets are those assets used specifically in the operations of each industry segment or which are allocated when used jointly. Corporate assets are principally comprised of cash and cash equivalents, deferred income taxes, prepaid pension costs and certain other assets. Domestic sales to foreign markets were less than 10% of total consolidated sales for the years ended January 29, 1994, January 30, 1993 and February 1, 1992.

Information by industry segment is set forth below:

                                                1994         1993          1992
                                                       (In thousands)
Net sales:
  Consumer Products                         $535,603     $543,154      $438,706
  Commercial Products                         77,861      105,935       113,654
                                            --------     --------      --------
                                            $613,464     $649,089      $552,360
                                            --------     --------      --------
                                            --------     --------      --------
Operating profit (loss):
  Consumer Products                         $    192     $ 53,625      $ 45,161
  Commercial Products                         (2,558)      (3,609)       (3,694)
                                            --------     --------      --------
                                              (2,366)      50,016        41,467

Other income                                   1,168        1,291         1,137
General corporate expense                    (17,672)     (12,591)      (14,075)
Provision for write-down of division         (28,180)
Interest expense                             (16,270)     (10,358)       (6,255)
                                            --------     --------      --------
(Loss) income before income taxes and
  cumulative effect of change in accounting
  principle                                 $(63,320)    $ 28,358      $ 22,274
                                            --------     --------      --------
                                            --------     --------      --------

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 Consumer  Commercial
                                 Products   Products  Corporate    Total
                                              (In thousands)
Identifiable assets:
  1994                           $401,817    $38,731   $64,568   $505,116
  1993                            396,277     74,197    38,111    508,585
  1992                            281,745     72,729    36,491    390,965


Depreciation and amortization:
  1994                             11,155      5,153       688     16,996
  1993                              7,851      5,059       394     13,304
  1992                              7,022      5,813       503     13,338

Capital expenditures:
  1994                             33,524      2,443     1,392     37,359
  1993                             19,374      3,446       884     23,704
  1992                              6,978      4,241       641     11,860

Other Information

During Fiscal 1994, sales to the Company's two largest customers, Toys R Us, Inc., and Wal-Mart Stores, Inc., amounted to approximately 12% and 10% of consolidated net sales, respectively.

15.  NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share was computed as follows:

                                                   1994       1993      1992
                                                 (In thousands except for
                                                      per share data)
Net (loss) income                              $(55,825)   $17,498   $13,694
Preferred dividend requirements                    (848)      (848)     (848)
                                               --------    -------   -------
(Loss) income applicable to Common Stock       $(56,673)   $16,650   $12,846
                                               --------    -------   -------
                                               --------    -------   -------
Weighted average common shares
  outstanding                                    20,956     20,899    20,864
                                               --------    -------   -------
                                               --------    -------   -------
Net (loss) income per common share             $  (2.70)  $    .80   $   .62
                                               --------    -------   -------
                                               --------    -------   -------

                              * * * * * *


WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED JANUARY 29, 1994 (IN THOUSANDS)

                                                     Allowance              Allowance
                                                    for Doubtful               for
                                                     Accounts                Returns               Total
BALANCES, FEBRUARY 3, 1991                            $ 8,986               $  7,931              $ 16,917
  Additions charged to costs and expenses               5,061                 22,631                27,692
  Deductions - amounts written off                     (5,830)               (21,641)              (27,471)
  Foreign currency conversion                             (30)                    (4)                  (34)
                                                      -------               --------              --------
BALANCES, FEBRUARY 1, 1992                              8,187                  8,917                17,104
  Additions charged to costs and expenses               5,855                 27,509                33,364
  Deductions - amounts written off                     (7,041)               (28,131)              (35,172)
  Foreign currency conversion                             (72)                   (52)                 (124)
                                                      -------               --------              --------
BALANCES, JANUARY 30, 1993                              6,929                  8,243                15,172
  Additions charged to costs and expenses               5,577                 40,951                46,528
  Deductions - amounts written off                     (5,686)               (40,268)              (45,954)
  Other changes - net                                  (2,318)                 2,767                   449
  Foreign currency conversion                             (11)                   (15)                  (26)
                                                      -------               --------              --------
BALANCES, JANUARY 29, 1994                            $ 4,491               $ 11,678              $ 16,169
                                                      -------               --------              --------
                                                      -------               --------              --------


WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

SCHEDULE IX - SHORT-TERM BORROWINGS
THREE YEARS ENDED JANUARY 29, 1994 (IN THOUSANDS)

Category of Aggregate
Short-Term Borrowings                          1994      1993        1992

  Notes payable to banks:
    Balance at end of period                  $ -0-    $ -0-       $ 79,000

    Weighted average interest rate               -        -             5.4%

    Maximum amount outstanding during the
      period                                    -0-    $198,000    $128,400

    Average amount outstanding during the
      period (a)                              $ -0-    $ 94,895    $ 92,482

    Weighted average interest rate during the
      period (b)                                 -          5.0%        6.6%

(a) Average amount outstanding during the period computed by dividing the total of daily outstanding principal balances by number of days in the fiscal year.

(b) Weighted average interest rate for the fiscal year computed by dividing the actual short-term interest expense by the average short-term borrowings outstanding.

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
THREE YEARS ENDED JANUARY 29, 1994 (IN THOUSANDS)

                                               1994      1993      1992

Maintenance and repairs                     $ 9,257   $10,099   $ 9,484
Royalties                                    40,826    41,988    36,671
Advertising costs                            31,035    35,114    28,397
Depreciation                                 11,442     8,506     8,128
Amortization of intangible assets             2,861     4,798     5,210

Amounts for taxes, other than payroll and income taxes, are not presented as such amounts are less than 1% of net sales.