Form 10-K/A
period 1994-01-29
WESTERN PUBLISHING GROUP INC
filed 1994-05-31
CIK 790706

FORM 10-K - A

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

(Mark One)

   /x/ AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the Fiscal year ended January 29, 1994

                                  OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ...... to ......

                    Commission file number 0-14399

                    Western Publishing Group, Inc.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                Delaware                                06-1104930
    -------------------------------        ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

 444 Madison Avenue, New York, New York                   10022
- - - ----------------------------------------                ----------
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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Robert A. Bernhard
Director since: 1986
Age: 65

Mr. Bernhard is President of Bernhard Management Corporation, investment bankers, Co-Chairman of Munn, Bernhard & Associates, Inc., investment managers, and a General Partner of Hycliff Partners, an investment partnership, and has been engaged in the investment banking business for more than twenty-six years, including as a partner at Lehman Brothers and a partner in the Corporate Finance Department of Salomon Brothers Inc. Mr. Bernhard is a Trustee and a Vice Chairman of Montefiore Medical Center, a Trustee of Cooper Union for the Advancement of Science and Art, a member of the Board of Trustees of Vassar College, a member of the Board of Overseers of the Albert Einstein School of Medicine and a member of the Harvard University Visiting Committee for the Art Museums. He is also a member of the Board of Directors of Stone Energy Corporation and SCP Communications, Inc.

Richard A. Bernstein
Director since: 1984
Age: 47

Mr. Bernstein is Chairman and Chief Executive Officer of Western Publishing Group, Inc. and Chairman of Western Publishing Company, Inc., a wholly-owned subsidiary of Western Publishing Group, Inc., and has served in such capacities since February 1984. From 1984 to July 1989, Mr. Bernstein was also President of Western Publishing Group, Inc. In November 1986, Mr. Bernstein became the Chairman, President and Chief Executive Officer of Penn Corporation, then a newly-acquired subsidiary of Western Publishing Group, Inc. He is President of P&E Properties, Inc., a privately-owned commercial real estate ownership/management company, and has served in that capacity for more than five years. Mr. Bernstein is a member of the Regional Advisory Board of Chemical Bank, a member of the Board of Trustees of New York University, a member of the Board of Overseers of the New York University Stern School of Business, a Director and Vice President of the Police Athletic League, Inc., a member of the Board of Trustees of the Hospital for Joint Diseases/ Orthopaedic Institute, a member of the Board of Trustees of The Big Apple Circus, Inc., a member of the Investment Advisory Board of the New York State Employees Retirement System, a member of The New York State Legislative Commission on Expenditure Review and a member of The Economic Club of New York.

Frank P. DiPrima
Director since: 1990
Age: 56

Mr. DiPrima is President and Chief Operating Officer of Western Publishing Group, Inc., serving in that capacity since May 1990. From June 1987 to May 1990, Mr. DiPrima served as Executive Vice President and Chief Operating Officer of Thompson Medical Company, Inc., a corporation that owns and markets a variety of advertised non-prescription drugs and at the time of Mr. DiPrima's employment also owned and marketed SLIM-FAST products. Between June 1984 and June 1987, Mr. DiPrima was Executive Vice President and Chief Operating Officer of Jeffrey Martin, Inc., a national marketer of health and beauty aids. Previously, Mr. DiPrima served for four years at Merck & Co., Inc., nine years at Schering-Plough Corporation, and five years at Playboy Enterprises, Inc. in various capacities in legal and financial affairs and in general management. Mr. DiPrima is a member of the Board of Directors of The Toy Manufacturers of America and is a former member of the Board of Directors of the Nonprescription Drug Manufacturers Association. He is admitted to practice law in the States of New York, New Jersey, Illinois and Tennessee and in the District of Columbia.

Samuel B. Fortenbaugh III
Director since: 1989
Age: 60

Mr. Fortenbaugh has been a partner in the law firm of Morgan, Lewis & Bockius since 1980, which firm rendered legal services to Western Publishing Group, Inc. during Fiscal 1994. Mr. Fortenbaugh is a member of the Board of Directors of Baldwin Technology Company, Inc., a public corporation which is engaged in the manufacture of controls, instruments and accessory equipment for printing presses.

Allan S. Gordon
Director since: 1986
Age: 52

Mr. Gordon is Managing Partner of the investment banking firm of Gordon, Haskett & Co., a member firm of the New York Stock Exchange. Mr. Gordon has been engaged in the investment banking business for more than five years. Mr. Gordon is a Director of Edward S. Gordon Company, Inc., Meyers Parking System, Inc. and Guiding Eyes for the Blind, Inc.

Jenny Morgenthau
Director since: 1992
Age: 49

Ms. Morgenthau is Executive Director, Chief Executive and Chief Operating Officer of The Fresh Air Fund, serving in that capacity since 1983. Between 1977 and 1983, Ms. Morgenthau was the Director, Office of Program Planning, for the New York City Human Resources Administration. Ms. Morgenthau is a member of the Board of Directors of Paul Newman's Hole in the Wall Gang camp, The National Dance Institute, The Baron de Hirsch Fund and the New York Chapter of The American Jewish Committee.

Michael A. Pietrangelo
Director since: 1989
Age: 51

Mr. Pietrangelo is engaged in the private practice of law with Johnson, Weirich and Pietrangelo. From May 1990 through February 1994, he was President and Chief Executive Officer of CLEO Inc, a subsidiary of Gibson Greetings, Inc. From July 1989 through April 1990, Mr.

Pietrangelo served as President and Chief Operating Officer of Western Publishing Group, Inc. Between 1985 and July 1989, Mr. Pietrangelo was President of Schering-Plough's Personal Care Group. Mr. Pietrangelo is a member of the Board of Directors of Universal Heights, Inc., Medicis Pharmaceutical Corporation, The American Parkinson Disease Association and The Memphis College of Art.

The information called for with respect to Executive Officers appears in
Part I of the Form 10-K, which was previously filed.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid or accrued by Western and its subsidiaries during Fiscal 1994 to the Chief Executive Officer and the four other most highly paid executive officers.

                          SUMMARY COMPENSATION TABLE

                                             \------ANNUAL COMPENSATION-----\  \-------LONG-TERM COMPENSATION------\
                                             --------------------------------  -------------------------------------
                                                                    Other      Restricted   Securities                All Other
                                     Fiscal                         Annual       Stock      Underlying       LTIP     Compensa-
Name and Principal Position           Year   Salary   Bonus ($)  Compensation    Awards    Options(#)(3)  Payouts($)  tion($)(4)
- - - -----------------------------------  ------  -------  ---------  ------------  ----------  -------------  ----------  ----------
Richard A. Bernstein                  1994   529,231     -            -            -            -             -         15,133
Chairman and Chief Executive          1993   499,154  121,500(1)      -            -          25,000          -         14,671
Officer of Western Publishing         1992   455,477     -            -            -            -             -         11,752
Group, Inc.; Chairman, President
and Chief Executive Officer of
Penn Corporation.

Frank P. DiPrima                      1994   480,099     -            -             -           -             -         12,471
President and Chief Operating         1993   461,417  100,000(1)      -             -           -             -         12,103
Officer of Western Publishing         1992   420,336     -            -             -           -             -         11,752
Group, Inc.

George P. Oess                        1994   300,000   31,350(2)      -            -          70,000          -         83,867
President of Western Publishing       1993   298,462     -            -            -          20,000          -         14,671
Company, Inc.                         1992   210,164     -            -            -            -             -         14,611

Bruce A. Bernberg                     1994   230,000   23,650(2)      -            -            -             -         15,983
Senior Vice President, Finance and    1993   233,158     -            -            -           7,500          -         15,766
Administration of Western             1992   203,300     -            -            -            -             -         15,119
Publishing Company, Inc.

Steven M. Yanklowitz                  1994   217,481     -            -            -            -             -        100,124
Executive Vice President of           1993      -        -            -            -            -             -           -
Western Publishing Company, Inc.      1992      -        -            -            -            -             -           -
from January 23, 1993

(1) Reflects bonus earned during Fiscal 1993, paid in Fiscal 1994.

(2) Reflects bonus granted during Fiscal 1994, paid in Fiscal 1994.

(3) Options to acquire shares of Common Stock.

(4) Includes amounts contributed by the Company as 60% matching contributions for the first 6% of earnings (to a maximum Company contribution of $5,396) and a 3% annual Company contribution based on employee's annual compensation (up to the Internal Revenue Service limitation of $235,840 of compensation)to the Golden Comprehensive

    Security Program (the "Program") in calendar 1993. In calendar year 1993, contributions to the Program with respect to Messrs. Bernstein, DiPrima, Oess, Bernberg, and Yanklowitz were $12,471, $12,471, $12,471, $12,296, and $1,737, respectively.

    In calendar year 1992, contributions to the Program with respect to Messrs. Bernstein, DiPrima, Oess and Bernberg were $12,103, $12,103, $12,103 and $12,103, respectively.

    In calendar year 1991, contributions to the Program with respect to Messrs. Bernstein, DiPrima, Oess and Bernberg were $11,752, $11,752, $11,316 and $11,184, respectively.

    In addition, the following amounts were paid or accrued during the last three years pursuant to the Executive Medical Reimbursement Plan and the excess life insurance program:

    In calendar year 1993, the Executive Medical Reimbursement Plan paid premiums for each of Messrs. Bernstein, Oess, Bernberg and Yanklowitz of $1,800. During the same period, the Company paid $862 for each of Messrs. Bernstein, Oess and Bernberg for excess life insurance and $790 for Mr. Yanklowitz.

    In calendar year 1992, the Executive Medical Reimbursement Plan paid premiums for each of Messrs. Bernstein, Oess and Bernberg of $1,650. During the same period, the Company paid $918 for each of Messrs. Bernstein, Oess and Bernberg for excess life insurance.

    In calendar year 1991, the Executive Medical Reimbursement Plan paid premiums for each of Messrs. Oess and Bernberg of $1,373. During the same period, the Company paid $1,032 for each of Messrs. Oess and Bernberg for excess life insurance.

    In 1993, $8,734 was paid for financial planning assistance to Mr. Oess, $1,025 for financial planning assistance to Mr. Bernberg and $1,190 for financial planning assistance to Mr. Yanklowitz.

    In 1992, $1,095 was paid to Mr. Bernberg for financial planning assistance.

    In 1991, $1,530 and $890 was paid to Messrs. Bernberg and Oess for financial planning assistance, respectively.

    In Fiscal 1994, the Company established the Western Supplemental Retirement Plan ("WSRP") for those executive officers designated by the Board of Directors. The plan provides for contributions, as deemed appropriate by the Board of Directors, with payment to the executive officer upon termination (provided such termination is not for cause). The assets of WSRP are considered general assets of the Company until distributed to the executive officer. In Fiscal 1994, a contribution of $60,000 was made to the WSRP for the benefit of Mr. Oess.

    In conjunction with his employment, the Company agreed to relocate Mr. Yanklowitz. The Company reimbursed Mr. Yanklowitz or expended on his behalf $94,607 in calendar 1993 for such relocation. An additional $68,321 was reimbursed to Mr. Yanklowitz or expended on his behalf subsequent to the Company's fiscal year end. The costs of relocation included such costs as real estate commission and closing costs on his old residence, points and closing costs on his new residence, movement of household effects, temporary living, house hunting trips and reimbursement for income tax paid on those reimbursements which were taxable. The amounts paid on Mr. Yanklowitz's behalf or reimbursed to him, were generally in accordance with the policy afforded to other senior executives who are relocated.

                    OPTION GRANTS IN THE LAST Fiscal YEAR:

                  \-----INDIVIDUAL GRANTS----\                                 Potential Realizable
                     Number       Percent of                                  Value at Assumed Annual
                  Of Securities  Total Options                              Rates of Stock Appreciation
                   Underlying     Granted To                                    For Option Term (2)
                     Options     Employees In   Exercise Price  Expiration  ---------------------------
Name               Granted (#)    Fiscal Year       $/shr          Date           5%         10%
- - - ----------------  -------------  -------------  --------------  ----------      -------   ---------
Frank P. DiPrima          0(1)         -               -             -             0          0

George P. Oess       70,000(3)      100.00%         $12.50       11/30/03       550,283   1,394,525

(1) Options to purchase 300,000 shares of Common Stock were granted in Fiscal 1991 to Western Publishing Group, Inc.'s president in accordance with his employment agreement. The options vest over a seven year period and expire in 2001. Annually, or at its discretion more frequently, the Stock Option Committee of The Board of Directors was required to establish the exercise price with respect to 60,000 options. At January 29, 1994, all of the options have been priced, 60,000 each at $11.75, $10.00 and $15.00 per share and 120,000 at $12.50 per share, which were priced on November 29, 1993.

(2) The dollar gains under these columns result from calculations assuming 5% and 10% growth rates as set by the SEC and are not intended to forecast future price appreciation of Common Stock of the Company. The gains reflect a future value based upon growth at these prescribed rates. The Company is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors.

    It is important to note that options have value to the listed executives and to all option recipients only if the stock price advances beyond the grant date price shown in the table during the effective option period.

(3) The options granted to Mr. Oess were immediately vested on the date granted.

                AGGREGATED OPTION EXERCISES IN THE LAST FISCAL
                        YEAR AND FISCAL YEAR-END VALUE:

                                                    Number of Unexercised        Value of Unexercised
                                                       Options Held At           In-The-Money Options
                         Shares                      January 29, 1994 (#)       at January 29, 1994(1)
                      Acquired On      Value      --------------------------  --------------------------
Name                  Exercise (#)  Realized ($)  Exercisable  Unexercisable  Exercisable  Unexercisable
- - - --------------------  ------------  ------------  -----------  -------------  -----------  -------------
Richard A. Bernstein       0             -                0        37,500       $   -       $  196,875

Frank P. DiPrima           0             -          119,000       180,000        927,250     1,210,000

George P. Oess             0             -           90,000         7,500        570,000        58,125

Bruce Bernberg             0             -                0        15,000           -           88,125

Steven M. Yanklowitz       0             -                0             0           -            -

(1) Market value of underlying securities at January 29, 1994 ($19.50), minus the option exercise price.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

Stock Price Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return on the Company's Common Stock against the cumulative total return of S & P 500 Companies compiled by the University of Chicago Center for Research in Security Prices and an index of Peer Group companies selected by the Company for the five-year period ended December 31, 1993.

Date          WPGI(1)      S&P 500    Peer Group(2)
- - - --------      -------      -------    -------------
01/27/89      100.000      100.000       100.000
02/28/89       93.056       98.768       105.165
03/29/89      104.167      100.155       106.648
04/28/89      106.944      106.271       116.006
05/26/89      126.389      110.978       116.497
06/29/89      115.972      110.577       115.364
07/28/89      118.056      118.534       117.887
08/29/89      122.222      121.736       122.867
09/29/89      118.750      121.782       124.908
10/27/89      109.722      116.998       117.197
11/29/89      110.417      120.563       117.456
12/29/89      109.028      124.132       119.264
02/02/90      102.778      116.434       105.395
02/28/90      102.083      117.284       108.652
03/29/90      100.000      120.728       112.469
04/27/90      102.778      116.794       112.090
05/29/90      102.083      128.592       119.591
06/29/90       94.444      128.029       119.972

07/27/90       94.444      126.465       113.736
08/29/90       78.472      116.436       102.219
09/28/90       69.444      110.182        99.594
10/29/90       73.611      108.978        97.525
11/29/90       59.722      114.772       105.867
12/28/90       55.556      119.624       114.402
02/01/91       64.583      125.225       116.127
02/28/91       66.667      134.550       123.754
03/28/91       68.056      137.834       127.888
04/29/91       65.278      137.540       126.023
05/29/91       75.000      141.453       121.092
06/28/91       63.889      137.556       113.936
07/29/91       65.278      142.193       114.424
08/29/91       58.333      147.782       115.622
09/27/91       63.889      144.124       114.217
10/29/91       74.306      146.462       117.781
11/29/91       73.611      140.952       108.758
12/27/91       85.417      153.054       120.027
01/31/92       95.833      154.233       127.027
02/28/92      102.778      156.212       133.935
03/27/92      100.000      153.095       132.995
04/29/92       93.056      156.428       128.165
05/29/92       96.528      158.325       129.910
06/29/92       84.722      156.101       128.772
07/29/92      102.778      161.502       131.627
08/28/92      102.778      159.160       128.155
09/29/92      115.278      160.317       129.208
10/29/92      102.083      162.299       135.276
11/27/92      102.778      166.493       138.600
12/29/92      116.667      170.004       141.919
01/29/93       96.528      170.462       139.220
02/26/93      100.694      172.778       136.943
03/29/93       86.111      176.057       142.600
04/29/93       77.083      171.653       140.793
05/28/93       89.583      176.619       147.211
06/29/93       92.361      177.172       147.262
07/29/93       79.861      177.271       148.351
08/27/93       89.583      181.723       150.249
09/29/93       84.722      182.040       156.857
10/29/93       82.639      184.947       159.654
11/29/93       69.444      183.345       155.710
12/29/93      102.778      187.071       162.733
01/28/94      108.333      190.561       162.443

The Peer Group is comprised of other publishing and related companies of comparable size, complexity and quality as selected by the Company with the assistance of an outside consultant. The Peer Group consists of the following companies: American City Business Journals Inc., American Greetings Corporation, Artistic Greetings Inc., Banta Corp., Commerce Clearing House, Inc., Courier Corporation, Daily Journal Corp. S.C., Gibson Greetings Inc., Intervisual Books Inc., John Wiley and Sons Inc, Multimedia Incorporated, Pharmaceuticals Marketing Services, Plenum Publishing Corporation, Price Stern Sloan Inc., Pulitzer Publishing Co., Scholastic Corporation, Thomas Nelson Inc., Topps Company Inc., United

Newspapers Public Ltd. Co. ADR and Waverly Incorporated.

The return of the Peer Group and the Company have been weighted according to their respective market capitalization for the purpose of calculating returns. The calculation assumes that $100 was invested at the close of business at December 31, 1988 in the Company's Common Stock, the S & P 500 Index and the selected Peer Group. The total return calculated assumes the reinvestment of dividends. The Company does not pay a dividend.

Directors Remuneration. Employee directors receive no additional compensation for services on the Board of Directors or committees thereof. Each non-employee director of Western receives an annual retainer fee in the amount of $15,000 together with a fee in the amount of $500 for each meeting of the Board of Directors attended and related out-of-pocket expenses.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership as of April 11, 1994 (except as set forth in notes 3, 4 and 5) of Western Publishing Group, Inc.'s Series A Convertible Preferred Stock and Common Stock by each person or group known by Western Publishing Group, Inc. to be the beneficial owner of more than 5% of the Common Stock:

                              Beneficial Ownership of Common Stock(1)
                          ----------------------------------------------
                          Number of Shares
Name and Address           of Convertible   Number of Shares
of Beneficial Owner        Preferred Stock  of Common Stock   Percentage
- - - ------------------------  ----------------  ----------------  ----------
Richard A. Bernstein           9,200          4,248,437(2)      20.09%
444 Madison Avenue
New York, New York 10022

The Gabelli Group, Inc.            0          3,576,856(3)      17.07%
655 Third Avenue
New York, New York 10017

The Prudential Insurance           0          1,800,045(4)       8.59%
Company of America
751 Broad Street
Newark, New Jersey 07102

Leon G. Cooperman                  0          1,050,400(5)       5.01%
c/o Omega Advisors, Inc.
88 Pine Street
Wall Street Plaza
New York, New York 10005

(1) Except where otherwise indicated, all parties listed above have sole voting and dispositive power over the shares beneficially owned by them.

(2) Includes 400,000 shares of Common Stock owned by a trust for the benefit of Mr. Bernstein dated March 16, 1978 and 95,771 shares of Common Stock owned by The Richard A. Bernstein Trust of 1986 ("1986 Trust") and includes 191,667 shares of Common Stock issuable upon conversion of the beneficial owner's shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible at any time into 20.833 shares of Common Stock. Mr. Bernstein has no voting or investment power over the shares in the 1986 Trust. Also includes 60,000 shares of Common Stock owned by The Richard
    A. and Amelia Bernstein Foundation, Inc. as to which Mr. Bernstein has shared voting and dispositive power, but Mr. Bernstein disclaims any other beneficial interest in such shares.


(3) The Gabelli Funds, Inc. has reported to Western Publishing Group,
    Inc. that GAMCO Investors, Inc. beneficially owned, as of February 15, 1994, 2,816,815 shares of Common Stock, including sole voting power with respect to 2,537,315 shares and sole dispositive power with respect to 2,816,815 shares; Gabelli Funds, Inc. beneficially owned, as of such date, 750,000 shares of Common Stock, including sole voting and dispositive power with respect to 750,000 shares, and Gabelli & Company, Inc. beneficially owned, as of such date, 10,041, shares including sole voting and dispositive power with respect to 41 shares and shared voting and dispositive power with respect to 10,000 shares. Furthermore, Gabelli Funds, Inc. is deemed to have beneficial ownership of the securities beneficially owned by each of the persons listed in this footnote other than Mr. Mario Gabelli. Mr. Gabelli is the majority stockholder, controls and acts as chief investment officer for each of the foregoing reporting persons. Furthermore, Mr. Gabelli is deemed to have beneficial ownership of the securities beneficially owned by each of the foregoing persons.

(4) The Prudential Insurance Company of America has reported to Western Publishing Group, Inc. that, as of December 31, 1993, it beneficially owned 1,800,045 shares of Common Stock of Western Publishing Group, Inc. and it exercises sole voting and dispositive power with respect to 950,400 shares and shared voting and dispositive power with respect to 849,645 shares which are held for the benefit of its clients by its separate accounts, externally managed accounts, registered investment companies, subsidiaries and/or other affiliates.

(5) Leon G. Cooperman, c/o Omega Advisors, Inc. has reported to Western Publishing Group, Inc. that, as of January 21, 1994, he beneficially owned 1,050,400 shares of Common Stock and that he possesses sole voting and dispositive power with respect to shares of Common Stock which are held for the benefit of his clients by Omega Capital Partners, L.P. (310,400 shares), Omega Institutional Partners, L.P. (305,900 shares), Omega Overseas Partners, Ltd. (263,800 shares) and shared voting power and dispositive power (with the owners of the managed accounts) with respect to shares which are held on behalf of various managed accounts (170,300).

          Stock Ownership of Directors and Executive Officers

The following table sets forth certain information regarding the beneficial ownership as of April 11, 1994 of Series A Convertible
Preferred Stock and Common Stock by (i) each director of Western
Publishing Group, Inc. and its subsidiaries, (ii) each executive officer named in The Summary Compensation Table on page 4 and (iii) all directors and executive officers as a group.

                                   Beneficial Ownership of Common Stock(1)
                             --------------------------------------------------
                             Number of Shares     Number of        Percentage
                              of Convertible      Shares of            of
Benefical Owner              Preferred Stock   Common Stock(2)  Common Stock(2)

- - - ---------------------------  ----------------  ---------------  ---------------
Robert A. Bernhard                   972            191,005             *

Richard A. Bernstein               9,200          4,248,437(3)       20.09%

Bruce A. Bernberg                      0             52,521             *

Frank P. DiPrima                       0            180,000(4)          *

Samuel B. Fortenbaugh, III             0              2,000             *

Allan S. Gordon                      610(6)          77,708(6)          *

Jenny Morgenthau                       0              2,000             *

George P. Oess                         0            145,000(5)          *

Michael A. Pietrangelo                 0              5,000             *

Steven M. Yanklowitz                   0                  0             *

All directors and executive       10,832          5,173,673(7)       24.07%
officers as a group
(20 individuals)

- - - ----------
  * Represents less than 1% of the Common Stock outstanding.

(1) Except where otherwise indicated, all parties listed above have sole voting and dispositive power over the shares beneficially owned by them. Adjustments are made to avoid double counting of shares as to which more than one beneficial owner is listed.

(2) Includes shares of Common Stock issuable upon conversion of the beneficial owner's shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible at any time into 20.833 shares of Common Stock.

(3) Includes 400,000 shares of Common Stock owned by a trust for the benefit of Mr. Bernstein dated March 16, 1978 and 95,771 shares of Common Stock owned by The Richard A. Bernstein Trust of 1986 ("1986 Trust"). Mr. Bernstein has no voting or dispositive power over the shares in the 1986 Trust. Also includes 60,000 shares of Common Stock owned by The Richard A. and Amelia Bernstein Foundation, Inc. as to which Mr. Bernstein has shared voting and dispositive power, but Mr. Bernstein disclaims any other beneficial interest in such shares.

(4) Includes 179,000 shares of Common Stock which may be acquired by Mr. DiPrima within 60 days upon exercise of options granted under the Amended and Restated 1986 Employee Stock Option Plan.

(5) Includes 90,000 shares which may be acquired by Mr. Oess within 60 days upon exercise of options granted under the Amended and Restated

    1986 Employee Stock Option Plan.

(6) Includes 15,000 shares of Common Stock and 100 shares of Series A Convertible Preferred Stock owned by Gordon Family Associates as to which Mr. Gordon has sole voting and dispositive power. Mr. Gordon disclaims beneficial ownership to the extent of the interests of the other partners of that partnership.

(7) Includes 309,000 shares of Common Stock of Western Publishing Group, Inc. which may be acquired by certain directors and executive officers within 60 days upon exercise of options granted under the Amended and Restated 1986 Employee Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In Fiscal 1994, the Company paid 49-50 Associates ("49-50"), a partnership in which Mr. Bernstein is the Managing General Partner, rent for the premises occupied by the Company's corporate headquarters. The rental payments totalled $57,558. In Fiscal 1994, the Company paid P&E Properties, Inc. ("P&E Properties"), a corporation owned by Mr. Bernstein, approximately $200,000 to reimburse P&E Properties for the use of an airplane owned by P&E Properties. When commercially available flights are available to the destination, the Company reimburses P&E Properties at the rate of the normal first class fare. When commercial flights are not available, the Company reimburses P&E Properties at an amount equal to the hourly variable operating costs of the airplane, times the number of hours of use. The Company also reimburses P&E Properties for out-of-pocket expenditures made by P&E Properties on the Company's behalf.

Salaries are paid by P&E Properties to Mr. Bernstein and certain other officers whose services are rendered to P&E Properties. Salaries paid to such persons were not related to services performed by P&E Properties for the Company. None of the services provided by P&E Properties to the Company were provided pursuant to a written agreement. The Company believes that the terms of its transactions with P&E Properties were no less favorable than could have been obtained from unaffiliated third parties on an arm's-length basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 31, 1994

                                      Western Publishing Group, Inc.

                                      By: /s/ Richard A. Bernstein
                                          Richard A. Bernstein,
                                          Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                       Title                          Date
- - - ------------------------------  -----------------------------  ------------

/s/ Richard A. Bernstein        Chairman, Chief Executive      May 31, 1994
Richard A. Bernstein            Officer and Director
                                (Principal Executive Officer)

/s/ Stuart Turner               Executive Vice President,      May 31, 1994
Stuart Turner                   Treasurer and Chief Financial
                                Officer (Principal Financial
                                and Accounting Officer)

/s/ Frank P. DiPrima            President, Chief Operating     May 31, 1994
Frank P. DiPrima                Officer and Director

/s/ Allan S. Gordon             Director                       May 31, 1994
Allan S. Gordon

/s/ Robert A. Bernhard          Director                       May 31, 1994
Robert A. Bernhard

/s/ Samuel B. Fortenbaugh, III  Director                       May 31, 1994
Samuel B. Fortenbaugh, III

/s/ Michael A. Pietrangelo      Director                       May 31, 1994
Michael A. Pietrangelo

/s/ Jenny Morgenthau            Director                       May 31, 1994
Jenny Morgenthau