Form 10-Q
period 1994-04-30
WESTERN PUBLISHING GROUP INC
filed 1994-06-14
CIK 790706

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

   (Mark One)

   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended   April 30, 1994

                                      OR

   / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                  to

Commission file number    0-14399

                    WESTERN PUBLISHING GROUP, INC.
         (Exact name of registrant as specified in its charter)

            Delaware                             06-1104930
  (State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)            Identification No.)

 444 Madison Avenue, New York, New York                 10022
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code   (212) 688-4500

                                  N/A
    (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  /X/                    No  / /

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common stock, par value $.01 per share: 20,958,524 shares outstanding as of May 27, 1994.

                  WESTERN PUBLISHING GROUP, INC. AND
                             SUBSIDIARIES

                           TABLE OF CONTENTS

                                                                         Page
                                                                         Number
                                                                         ------
PART I      FINANCIAL INFORMATION

 Item 1.    Financial Statements

            Independent Accountants' Report                                  3

            Condensed Consolidated Balance Sheets--
             April 30, 1994 (Unaudited) and January 29, 1994                 4

            Condensed Consolidated Statements of Operations--
             Three months ended April 30, 1994
             and May 1, 1993 (Unaudited)                                     6

            Condensed Consolidated Statements of Cash Flow--
             Three months ended April 30, 1994
             and May 1, 1993 (Unaudited)                                     7

            Notes to Condensed Consolidated Financial
             Statements (Unaudited)                                          9

 Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  13

PART II     OTHER INFORMATION

 Item 6.    Exhibits and Reports on Form 8-K                                18

SIGNATURES                                                                  19

EXHIBITS

      Exhibit 10.85 - Amended and Restated Credit Agreement
                      dated as of May 31, 1994                              20

      Exhibit 15    - Letter re: unaudited interim financial
                      information                                           21

INDEPENDENT ACCOUNTANTS' REPORT

Western Publishing Group, Inc.
New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of Western Publishing Group, Inc. and subsidiaries as of April 30, 1994, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended April 30, 1994 and May 1, 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Western Publishing Group, Inc. and subsidiaries as of January 29, 1994, and the related consolidated statements of operations, common stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated May 13, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche
Milwaukee, Wisconsin
June 13, 1994

PART I  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share and Per Share Data)

                                                   APRIL 30,  JANUARY 29,
ASSETS                                               1994        1994
                                                 (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                        $  7,847     $  9,513
   Accounts receivable                                95,711      137,921
   Inventories                                       121,660      121,178
   Prepublication and prepaid advertising costs        8,253        7,720
   Royalty advances                                    3,140        2,970
   Recoverable income taxes                           24,191       12,830
   Deferred income taxes                              20,983       20,823
   Net assets held for sale                           94,985       88,523
   Other current assets                                7,406       10,361
                                                    --------     --------
       Total current assets                          384,176      411,839
                                                    --------     --------
OTHER ASSETS                                          12,363       12,447
                                                    --------     --------
PROPERTY, PLANT AND EQUIPMENT                        112,146      108,601

   Less accumulated depreciation and amortization     42,908       41,351
                                                    --------     --------
       Total property, plant and equipment            69,238       67,250
                                                    --------     --------
IDENTIFIED INTANGIBLES AND COST IN EXCESS OF NET
  ASSETS ACQUIRED (GOODWILL), less accumulated
  amortization of $17,592 and $17,066,
  respectively                                        13,054       13,580
                                                    --------     --------
                                                    $478,831     $505,116
                                                    --------     --------
                                                    --------     --------

       See Notes to Condensed Consolidated Financial Statements.

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Share and Per Share Data)

                                                   April 30,  January 29,
LIABILITIES AND STOCKHOLDERS' EQUITY                 1994        1994
                                                 (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                                 $ 18,766     $ 40,532

   Accrued compensation and fringe benefits            7,917       10,644
   Income taxes                                          340          342
   Other current liabilities                          19,626       27,342
                                                    --------     --------
     Total current liabilities                        46,649       78,860
                                                    --------     --------
NONCURRENT LIABILITIES AND CREDITS:
   Long-term debt                                    249,816      229,812
   Accumulated postretirement benefit obligation      26,368       25,949
   Other                                               1,778        1,837
                                                    --------     --------
     Total noncurrent liabilities and credits        277,962      257,598
                                                    --------     --------
CONVERTIBLE PREFERRED STOCK - Series A, 20,000
   shares authorized, no par value, 19,970
   shares issued and outstanding; at mandatory
   redemption amount                                   9,985        9,985
                                                    --------     --------
COMMON STOCKHOLDERS' EQUITY:
   Common Stock, $.01 par value, 30,000,000 shares
     authorized, 21,167,324 shares issued                212          212
   Additional paid-in capital                         80,213       80,213
   Retained earnings                                  68,485       82,714
   Cumulative translation adjustments                 (1,853)      (1,644)
                                                    --------     --------
                                                     147,057      161,495
   Less cost of Common Stock in treasury -
     208,800 shares                                    2,822        2,822
                                                    --------     --------
       Total common stockholders' equity             144,235      158,673
                                                    --------     --------
                                                    $478,831     $505,116
                                                    --------     --------
                                                    --------     --------

       See Notes to Condensed Consolidated Financial Statements.

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except for Per Share Data)

                                                     THREE MONTHS ENDED
                                                   ----------------------
                                                   APRIL 30,       MAY 1,
                                                     1994           1993
                                                         (UNAUDITED)

REVENUES:                                           $ 68,083     $110,963
                                                    --------     --------
COSTS AND EXPENSES:
   Cost of sales                                      56,679       76,560
   Selling, general and administrative                30,209       44,711
   Provision for writedown of division                             28,180

                                                    --------     --------
       Total costs and expenses                       86,888      149,451
                                                    --------     --------
LOSS BEFORE INTEREST EXPENSE, INCOME TAX
  BENEFIT, AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                     (18,805)     (38,488)

INTEREST EXPENSE                                       4,098        3,561
                                                    --------     --------
LOSS BEFORE INCOME TAX BENEFIT
  AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                     (22,903)     (42,049)

INCOME TAX BENEFIT                                    (8,886)     (11,737)
                                                    --------     --------
LOSS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                     (14,017)     (30,312)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                            (14,800)
                                                    --------     --------
NET LOSS                                            $(14,017)    $(45,112)
                                                    --------     --------
                                                    --------     --------
LOSS PER COMMON SHARE:

   BEFORE CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING PRINCIPLE                   $(0.68)      $(1.45)
   CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                                           (0.71)
                                                      ------       ------
   NET LOSS                                           $(0.68)      $(2.16)
                                                      ------       ------
                                                      ------       ------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                           20,959       20,950
                                                      ------       ------
                                                      ------       ------

       See Notes to Condensed Consolidated Financial Statements.

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                        THREE MONTHS ENDED
                                                       --------------------
                                                       APRIL 30,     MAY 1,
                                                         1994         1993
                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                               $(14,017)  $(45,112)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation and amortization                           3,254      2,752
   Amortization of intangibles arising from
    acquisition                                            1,201      1,222
   Provision for losses on accounts receivable             1,466      1,403
   Cumulative effect of change in accounting
    principle (before income tax benefit)                            24,300
   Provision for writedown of division                               28,180
   Other                                                     410       (228)
   Changes in assets and liabilities:
    Accounts receivable                                   40,571     18,682
    Inventories                                              482    (14,646)
    Prepublication, prepaid advertising
     costs and royalty advances                           (2,253)    (5,661)
    Net assets held for sale                              (6,187)
    Other current assets                                   2,533       (683)
    Accounts payable                                     (22,111)   (19,954)
    Accrued compensation and fringe benefits              (2,664)    (2,966)
    Income taxes                                         (11,346)   (16,745)
    Deferred income taxes                                     19    (11,154)
    Other current liabilities                             (7,981)   (10,354)
                                                        --------   --------
Net cash used in operating activities                    (16,623)   (50,964)
                                                        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of property, plant and equipment            (4,817)    (3,372)
 Return of investment in joint venture                                1,400
                                                        --------   --------
Net cash used in investing activities                     (4,817)    (1,972)
                                                        --------   --------

                                 (Continued on Next Page)

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                        THREE MONTHS ENDED
                                                       --------------------
                                                       APRIL 30,     MAY 1,
                                                         1994         1993
                                                            (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in notes payable                              $ 20,000   $ 45,000
 Proceeds from issuance of common stock (exercise
  of options)                                                           233
 Dividends paid on preferred stock                          (212)      (212)
 Other                                                       (19)       (35)
                                                        --------   --------
Net cash provided by financing activities                 19,769     44,986
                                                        --------   --------
Effect of Exchange Rate Changes on Cash                        5         25

                                                        --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (1,666)    (7,925)
                                                        --------   --------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             9,513     10,441
                                                        --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $  7,847   $  2,516
                                                        --------   --------
                                                        --------   --------
SUPPLEMENTAL DISCLOSURES:
 Cash paid during the period for:
  Interest                                              $  6,846   $  6,320
                                                        --------   --------
                                                        --------   --------
  Income Taxes                                          $    129   $    405
                                                        --------   --------
                                                        --------   --------

       See Notes to Condensed Consolidated Financial Statements.

            WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              (Unaudited)

NOTE A - Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 1994 and the results of operations and cash flows for the three month periods ended April 30, 1994 and May 1, 1993.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

These financial statements should be read in conjunction with the consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-K for the year ended January 29, 1994.

NOTE B - Inventories

Inventories consisted of the following:

                                          APRIL 30, 1994   JANUARY 29, 1994
                                          --------------   ----------------
                                                   (IN THOUSANDS)

      Raw materials                             $ 14,609           $ 14,913
      Work in process                             33,192             28,783
      Finished goods                              73,859             77,482
                                                --------           --------
                                                $121,660           $121,178

NOTE C - Sale and Phase Out of Operations; Provision for Write-down of Division; Net Assets Held for Sale

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

The Company will use the net cash proceeds arising from the Plan to repay outstanding debt under its Revolving Credit Agreement. It is anticipated that the Plan, which commenced in the first quarter of fiscal 1995, will result in a pre-tax net gain of approximately $20,000,000, inclusive of operating losses of the game, puzzle, direct marketing and school book club operations from January 30, 1994 through the expected disposition dates. Accordingly, the anticipated gain will be reflected in the consolidated statement of operations when realized.

The net assets of the game, puzzle, direct marketing and school book club operations and the Fayetteville facility are included as a component of Net Assets Held for Sale at April 30, 1994. For the first quarter of fiscal 1994, the game, puzzle, direct marketing and school book club operations had revenues of approximately $21,500,000. Subsequent to January 29, 1994, the statement of operations does not include the results of these businesses.

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

On April 29, 1994, the Company entered into a letter of intent to sell this Division for approximately $14,000,000, subject to customary conditions. On June 10, 1994, the Company announced that negotiations with one of the two buyers of this Division had terminated. However, certain other industry participants, who had expressed a strong interest in the Vitronic and K-Studio portion of the Division, are considering its acquisition. The transaction is expected to be completed in the second quarter of fiscal 1995. The net cash proceeds from the sale of this Division will be utilized to repay outstanding debt under the

Revolving Credit Agreement.

Revenues and losses before interest expense and income taxes of the Division, exclusive of the provision for write-down, included in the accompanying statements of operations for the three months ended May 1, 1993 were $7,202,000 and $(2,083,000), respectively. Subsequent to May 1, 1993, the statements of operations do not include the results of the Division.

Net Assets Held for Sale

As of April 30, 1994 and January 29, 1994, net assets held for sale consisted of the following:

                                            APRIL 30, 1994   JANUARY 29, 1994
                                            --------------   ----------------
                                                     (IN THOUSANDS)
      Current assets (including accounts
       receivable and inventories of
       $47,758,000 and $48,768,000,
       respectively)                              $ 60,932           $ 60,020
      Property, plant and equipment, net            32,371             32,655
      Other assets (primarily identified
       intangibles and goodwill), net               31,048             27,933
                                                  --------           --------
                                                   124,351            120,608
      Less:
       Current liabilities                          (5,056)            (5,680)
       Provision for write-down, net of
        Division operations subsequent
        to May 1, 1993                             (24,310)           (26,405)
                                                  --------           --------
      Net assets held for sale                    $ 94,985           $ 88,523
                                                  --------           --------
                                                  --------           --------

NOTE D - Postretirement Benefits

Effective January 31, 1993, the Company adopted Statement of Financial Accounting Standards ("FASB") No. 106, "Employers' Accounting For Postretirement Benefits Other Than Pensions". FASB No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company elected to recognize the cumulative effect of this obligation on the immediate recognition basis. For the three months ended May 1, 1993, the cumulative effect of this change in accounting principle reduced net earnings by $24,300,000 ($14,800,000, net of income taxes).

NOTE E - Loss Per Common Share

Loss per common share was computed as follows:

                                                     THREE MONTHS ENDED
                                                ---------------------------

                                                APRIL 30, 1994  MAY 1, 1993
                                                --------------  -----------
                                                       (IN THOUSANDS,
                                                 EXCEPT FOR PER SHARE DATA)

      Net loss                                        $(14,017)    $(45,112)

      Preferred dividend requirements                     (212)        (212)
                                                      --------     --------
      Loss applicable to common stock                 $(14,229)    $(45,324)
                                                      --------     --------
                                                      --------     --------

      Weighted average common shares outstanding        20,959       20,950
                                                        ------       ------
                                                        ------       ------

      Loss per common share                             $(0.68)      $(2.16)
                                                        ------       ------
                                                        ------       ------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Revenues for the quarter ended April 30, 1994 decreased $42.9 million (38.6%) to $68.1 million as compared to $111.0 million for the quarter ended May 1, 1993. On May 12, 1993, the Board of Directors of the Company directed management to review the operations of the Advertising Specialty Division of the Company's Penn Corporation subsidiary and evaluate various strategic alternatives, including its disposition. Further, on April 7, 1994, the Company announced the adoption of a plan (the "Plan") to improve the Company's competitive position and reduce its operating cost structure through the sale or closedown of certain operations, property divestitures and consolidations, and a reduction in the management, administrative and direct labor workforces. The Plan includes the sale of the game and puzzle operation, the exiting of the direct marketing continuity clubs and school book club business, the closure and sale of the Company's Fayetteville, North Carolina manufacturing and distribution facility and streamlining the Company's publishing business so as to focus on its core competencies. Therefore, subsequent to the Company's quarter ended May 1, 1993, the results of operations do not include the results of the Advertising Specialty Division and subsequent to January 29, 1994, the results of operations do not include the results of those businesses to be sold or closed as part of the aforementioned Plan. Excluding revenues of the operations described above for both periods, revenues decreased 17.2% or $14.2 million as compared to the prior year. Consumer Products Segment revenues of the ongoing operations decreased $13.7 million (19.2%) for the quarter ended April 30, 1994. The decrease was primarily due to the decline in domestic consumer product sales caused by distractions resulting from the contemplated sale of the Company; market uncertainties and employee concerns associated with announced overhead reduction measures and the pending sales of certain of the Company's businesses as outlined in the Plan; reduced customer traffic in the

Company's primary retail accounts resulting from the unusually severe weather conditions in most of the country; and the continued desire of the retailer to reduce on-hand inventories, resulting in delays in the receipt of restocking and future orders. Commercial product segment revenues, other than revenues of the Advertising Specialty Division, is comprised of printing services which decreased $.5 million (4.5%) for the quarter ended April 30, 1994. The decline for the quarter was due to an increase in sales of graphic products, offset by decreases in the sale of kits and software products.

There were no price increases in the Consumer Products Segment. Sales of printing services are the result of individual agreements entered into with customers as to price and services performed. Accordingly, the effects on inflation cannot be determined on the sales of printing services.

The loss before the provision for write-down of Division, interest expense, income tax benefit and the cumulative effect of change in accounting principle for the quarter ended April 30, 1994 was $18.8 million as compared to a loss of $10.3 million for the quarter ended May 1, 1993. This change of $8.5 million was the result of a $23.0 million decrease in gross profit, offset by a $14.5 million decrease in selling, general and administrative expenses. In addition, in the quarter ended May 1, 1993, the Company recorded a $28.2 million provision to write-down the carrying value of the assets of the Advertising Specialty Division to their estimated net realizable value.

Gross profit decreased $23.0 million (66.9%) to $11.4 million for the quarter ended April 30, 1994, as compared to $34.4 million for the quarter ended May 1, 1993. As a percentage of revenues, the gross profit margin decreased to 16.8% for the quarter ended April 30, 1994 from 31.0% for the quarter ended May 1, 1993. For ongoing operations, gross profit for the quarter ended April 30, 1994 decreased $13.6 million (54.4%), as compared to $25.0 million for the quarter ended May 1, 1993. As a percentage of revenues, the gross profit margin decreased to 16.8% for fiscal 1995 as compared to 30.4% for fiscal 1994. In the Consumer Products Segment, gross profit decreased $13.1 million (54.8%) to $10.8 million for the quarter ended April 30, 1994 as compared to the quarter ended May 1, 1993. As a percentage of revenues, the consumer gross profit margin decreased to 18.7% for fiscal 1995 as compared to 33.4% for fiscal 1994. A substantial portion of the decrease in gross profit margin was due to lower production in response to the Company's continued efforts to reduce inventories, resulting in negative manufacturing variances. Additionally, the decrease in gross profit was attributable to an unfavorable change in product mix and increased freight costs associated with category management and direct store ship programs. In the Commercial Products Segment, the gross profit margin of printing services decreased to 5.9% from 10.7% of revenues for the quarter, as compared to the prior year. The decrease was primarily due to unfavorable manufacturing variances and the change in sales mix to lower margin services.

Selling, general and administrative expenses for the quarter ended April 30, 1994 decreased $14.5 million (32.4%) to $30.2 million as compared to

$44.7 million for the quarter ended May 1, 1993. For ongoing operations, selling, general and administrative expenses for the quarter ended April 30, 1994 decreased $.9 million (2.9%) to $30.2 million as compared to $31.1 million for the quarter ended May 1, 1993. This decrease was primarily attributable to decreased costs associated with the start up of the category management program at Toys "R" Us and lower payroll costs associated with workforce reductions, partially offset by increased creative costs.

Interest expense for the quarter increased $.5 million to $4.1 million as compared to $3.6 million in fiscal 1994. The increase was due to higher average debt outstanding and higher interest rates. Total average outstanding debt increased to $240 million in fiscal 1995 from $206 million in fiscal 1994 (see Financial Condition, Liquidity and Capital Resources), while average interest rates increased to 7.1% for fiscal 1995 as compared to 6.9% for fiscal 1994. The increase in average interest rates resulted primarily from the increase in short term market rates.

The effective income tax benefit rate of 38.8% in fiscal 1995 represents the Company's estimate of the effective tax rate for the full year, without regard to expected dispositions under the Plan. The income tax impact of Plan dispositions will be reflected upon their consummation. For the first quarter ended May 1, 1993, the income tax benefit rate was 27.9%, as certain capital losses associated with the Advertising Specialty Division were not expected to be realized.

The loss for the quarter ended April 30, 1994, before the provision for write-down of Division and the cumulative effect of a change in accounting principle (postretirement benefits other than pensions) was $14.0 million or $0.68 per share, compared to a loss of $8.5 million or $0.41 per share for the quarter ended May 1, 1993. During the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards ("FASB") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", using the immediate recognition method. As a result, the Company recorded a pre-tax non-cash charge of $24.3 million ($14.8 million, net of income taxes) or $.71 per share as a cumulative effect of a change in accounting principle in the statement of operations. The Company's provision for write-down of Division was $28.2 million ($21.8 million, net of income taxes) or $1.04 per share. Therefore, the net loss for the quarter ended May 1, 1993 was $45.1 million or $2.16 per share.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Operations for the quarter ended April 30, 1994, excluding non-cash charges for depreciation, amortization and the provision for losses on accounts receivable utilized cash of approximately $8.1 million. The operations for the quarter ended May 1, 1993, excluding depreciation, amortization, provision for losses on accounts receivable, the adoption of FASB No. 106 and the provision for the write-down of Division provided cash of approximately $12.7 million. During the quarters ended April 30, 1994 and May 1, 1993, other changes in assets and liabilities, resulting from operating activities, amounted to cash utilization of

$8.5 million and $63.7 million, respectively, resulting in net cash used in operating activities of $16.6 million and $51.0 million, respectively.

Acquisitions of property, plant and equipment were $4.8 million during the quarter ended April 30, 1994 as compared to $3.4 million during the quarter ended May 1, 1993. The increase in capital expenditures includes costs associated with the Company's new order processing, customer service and inventory management system and the completion of its third Golden Books Showcase store which opened in New York City, NY in April 1994. The Company is currently reconsidering its previously announced plans to undertake a facility expansion of its paper tableware and party goods operations in Kalamazoo, Michigan in conjunction with the Company's plan to improve its competitive position and reduce its overall operating cost structure. As yet, no material commitments for this facility expansion have been made.

Cash provided by financing activities during the quarters ended April 30, 1994 and May 1, 1993 were primarily from borrowings under the Company's Revolving Credit Agreement.

Working capital increased to $337.5 million from $333.0 million at January 29, 1994. Accounts receivable at April 30, 1994 decreased $42.2 million (30.6%) as compared to January 29, 1994, consistent with historical trends. The income tax effect of the fiscal 1995 operating results increased recoverable and current deferred income taxes by $11.3 million. Additionally, accounts payable, accrued compensation and fringe benefits and other current liabilities decreased $32.2 million (40.8%), consistent with historical trends. The balance of loans outstanding under the Revolving Credit Agreement at April 30, 1994 as compared with January 29, 1994, increased $20 million to a total of $100 million.

The Company's Revolving Credit Agreement, dated November 12, 1992, initially provided for a line of credit totaling $200 million. The facility provides for the seasonal working capital requirements of the Company. In October, 1993, the Revolving Credit Agreement was amended to provide credit availability of $140 million from December 28, 1993 until the third quarter of fiscal 1995. Subsequently, the Revolving Credit Agreement was further amended to provide for borrowings up to $125 million through July 31, 1994 and $140 million thereafter; in each case, including letters of credit of $10 million. Concurrent with the completion of the sale of the game and puzzle operation (the "Sale"), the Revolving Credit Agreement facility will be $90 million, including letters of credit of $10 million. Additionally, the provision that borrowings not exceed $115 million during any thirty day period in the first quarter of each fiscal year will be $15 million after the Sale. The Revolving Credit Agreement expires May 31, 1995.

The Company's management believes that the credit facilities available under the Revolving Credit Agreement are sufficient to meet the Company's seasonal borrowing needs.

The sale of the game and puzzle operation, along with the implementation of the balance of the Plan is expected to have a favorable effect on the Company's financial position, results of operations and future capital requirements. Annual operating costs savings associated with the Plan, exclusive of the impact of the sale of the game, puzzle, direct marketing and school book club operations, will begin to be realized in the second quarter of fiscal 1995. The Company will continue to evaluate opportunities for other cost savings through fiscal 1995, including possible additional facility consolidations and further headcount reductions. It is anticipated that the Plan will be substantially completed by the fourth quarter of fiscal 1995.

PART II  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K:

            a. Exhibit 10.85 - Amended and Restated Credit Agreement
               dated as of May 31, 1994

            b. Exhibit 15 - Letter re: unaudited interim financial
               information.

            c. No reports were filed on Form 8-K during the quarter
               for which this report is filed.

                                  Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESTERN PUBLISHING GROUP, INC.

June 13, 1994                             /s/ Richard A. Bernstein
                                          Richard A. Bernstein
                                          Chairman

June 13, 1994                             /s/ Steven M. Grossman
                                          Steven M. Grossman
                                          Chief Financial Officer

                           EXHIBIT INDEX

        EXHIBIT                                                        PAGE
        NUMBER                                                        NUMBER

            a. Exhibit 10.85 - Amended and Restated Credit Agreement
               dated as of May 31, 1994

            b. Exhibit 15 - Letter re: unaudited interim financial
               information.

            c. No reports were filed on Form 8-K during the quarter
               for which this report is filed.