Form 10-Q
period 1994-07-30
WESTERN PUBLISHING GROUP INC
filed 1994-09-13
CIK 790706

Page 1 of 22


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q


   (Mark One)

   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended   July 30, 1994
                                  ---------------------

                                    OR

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                  to
                                   ---------------     ---------------
Commission file number      0-14399
                        ----------------------------------------------

                 WESTERN PUBLISHING GROUP, INC.
- - - ----------------------------------------------------------------------
           Exact name of registrant as specified in its charter)

    Delaware                                     06-1104930
- - - --------------------------------             -------------------------
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)

444 Madison Avenue, New York, New York                  10022
- - - ----------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code (212) 688-4500
                                                   -------------------
                             N/A
- - - ----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                 Yes   X                     No
                     -----                      -----
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common stock, par value $.01 per share: 21,018,524 shares outstanding as of September 2, 1994.


                    WESTERN PUBLISHING GROUP, INC. AND
                    ----------------------------------
                               SUBSIDIARIES
                               ------------

                             TABLE OF CONTENTS

                                                                      Page
                                                                     Number
                                                                     ------
PART I  FINANCIAL INFORMATION

 Item 1.     Financial Statements

        Independent Accountants' Report                                   3

        Condensed Consolidated Balance Sheets--
         July 30, 1994 (Unaudited) and January 29, 1994                   4

        Condensed Consolidated Statements of Operations--
         Three months ended July 30, 1994
         and July 31, 1993 (Unaudited)                                    6

        Condensed Consolidated Statements of Operations--
         Six months ended July 30, 1994
         and July 31, 1993 (Unaudited)                                    7

        Condensed Consolidated Statements of Cash Flows--
         Six months ended July 30, 1994
         and July 31, 1993 (Unaudited)                                    8

        Notes to Condensed Consolidated Financial
         Statements (Unaudited)                                          10

 Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations              14

PART II OTHER INFORMATION

 Item 6.     Exhibits and Reports on Form 8-K                            19

SIGNATURES                                                               20

EXHIBITS

   Exhibit 10.86 -      Amendment No. 1 to Amended and
                        Restated Credit Agreement dated as
                        of August 4, 1994                                21

   Exhibit 15    -      Letter re: unaudited interim financial
                        information                                      22


                     [Letterhead of Deloitte & Touche LLP]


INDEPENDENT ACCOUNTANTS' REPORT

Western Publishing Group, Inc.
New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of Western Publishing Group, Inc. and subsidiaries as of July 30, 1994, and the related condensed consolidated statements of operations and cash flows for the three-month periods and six-month periods ended July 30, 1994 and July 31, 1993. These financial statements are the responsibility of the Company's management.

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



Deloitte & Touche LLP
September 9, 1994


PART I FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share and Per Share Data)

 July 30,  January 29,
ASSETS  1994    1994
(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents  $  13,703   $    9,513
Accounts receivable    106,039          137,921
Inventories            125,105          121,178
Prepublication and prepaid
         advertising costs             10,255        7,720
Royalty advances              3,079        2,970
Recoverable income taxes             13,806       12,830
Deferred income taxes     21,688           20,823
Net assets held for sale             93,075       88,523
Other current assets      6,873       10,361
                                                  ---------         --------
Total current assets    393,623      411,839
                                                  ---------         --------
OTHER ASSETS             12,887       12,447
                                                  ---------         --------

PROPERTY, PLANT AND EQUIPMENT             115,903      108,601

Less accumulated depreciation and
         amortization     45,371       41,351
                                                  ---------         --------
 Total property, plant
                          and equipment      70,532       67,250
                                                  ---------         --------
IDENTIFIED INTANGIBLES AND COST IN EXCESS
 OF NET ASSETS ACQUIRED (GOODWILL),
         less accumulated amortization of
         $18,119 and $17,066, respectively           12,527       13,580
                                                  ---------         --------

           $489,569     $505,116
                                                  ---------         --------
                                                  ---------         --------

                      See Notes to Condensed Consolidated
                             Financial Statements.


WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share and Per Share Data)

  July 30,   January 29,
LIABILITIES AND STOCKHOLDERS' EQUITY    1994     1994
(Unaudited)
CURRENT LIABILITIES:
Accounts payable  $  28,403        $  40,532
Accrued compensation and
         fringe benefits                              7,814           10,644
Income taxes342  342
Notes payable to banks     96,000
Other current liabilities     26,870        27,342
                                                  ---------        ---------
Total current liabilities    159,429        78,860
                                                  ---------        ---------
NONCURRENT LIABILITIES AND CREDITS:
Long-term debt    149,820       229,812
Accumulated postretirement benefit
         obligation                             26,789           25,949
Other      1,772         1,837
                                                  ---------        ---------
Total noncurrent liabilities
                 and credits            178,381          257,598
                                                  ---------        ---------
CONVERTIBLE PREFERRED STOCK -Series A, 20,000
 shares authorized, no par value,
         19,970 shares issued and outstanding;
         at mandatory redemption amount               9,985         9,985
                                                  ---------        ---------
COMMON STOCKHOLDERS' EQUITY:
Common Stock, $.01 par value,
         30,000,000 shares authorized, 21,227,324
         and 21,167,324 shares issued                 212          212
Additional paid-in capital     80,857           80,213
Retained earnings             65,341           82,714
Cumulative translation adjustments           (1,814)          (1,644)
                                                  ---------        ---------
    144,596       161,495
Less cost of Common Stock in
         treasury - 208,800 shares               2,822         2,822
                                                  ---------        ---------
Total common
                 stockholders' equity               141,774          158,673
                                                  ---------        ---------

                                                  ---------        ---------
                                                   $489,569         $505,116
                                                  ---------        ---------
                                                  ---------        ---------

                      See Notes to Condensed Consolidated
                             Financial Statements.


WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except for Per Share Data)

               Three Months Ended
                                                  --------------------------
           July 30,         July 31,
     1994      1993
          (Unaudited)

REVENUES:           $105,500         $131,321
                                                  ---------        ---------

COSTS AND EXPENSES:
Cost of sales     76,039        90,203
 Selling, general and administrative      29,317           43,618
                                                  ---------        ---------
Total costs and expenses    105,356          133,821
                                                  ---------        ---------
INCOME (LOSS) BEFORE INTEREST EXPENSE
 AND INCOME TAX BENEFIT        144       (2,500)

INTEREST EXPENSE      4,790         3,949
                                                  ---------        ---------
LOSS BEFORE INCOME TAX BENEFIT             (4,646)          (6,449)

INCOME TAX BENEFIT     (1,714)          (2,483)
                                                  ---------        ---------
NET LOSS            ($2,932)         ($3,966)
                                                  ---------        ---------
                                                  ---------        ---------

LOSS PER COMMON SHARE             ($0.15)      ($0.20)
                                                  ---------        ---------
                                                  ---------        ---------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING     20,985        20,957
                                                  ---------        ---------
                                                  ---------        ---------

                      See Notes to Condensed Consolidated
                             Financial Statements.


WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except for Per Share Data)
               Six Months Ended
                                                  --------------------------
   July 30,      July 31,
     1994       1993
 (Unaudited)

REVENUES:                   $173,583         $242,284
                                                  ---------        ---------
COSTS AND EXPENSES:
Cost of sales            132,718       166,763
 Selling, general and administrative         59,526        88,329
Provision for writedown of division                      28,180
                                                  ---------        ---------
Total costs and expenses    192,244          283,272
                                                  ---------        ---------
LOSS BEFORE INTEREST EXPENSE, INCOME TAX
BENEFIT  AND CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE    (18,661)      (40,988)

INTEREST EXPENSE      8,888         7,510
                                                  ---------        ---------
LOSS BEFORE INCOME TAX BENEFIT
AND CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE            (27,549)      (48,498)

INCOME TAX BENEFIT            (10,600)         (14,220)
                                                  ---------        ---------
LOSS BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE    (16,949)      (34,278)

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE     (14,800)
                                                  ---------        ---------
NET LOSS           ($16,949)     ($49,078)
                                                  ---------        ---------
                                                  ---------        ---------
LOSS PER COMMON SHARE:

BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE     ($0.83)      ($1.65)
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                 --            (0.71)
                                                  ---------        ---------
NET LOSS             ($0.83)      ($2.36)
                                                  ---------        ---------
                                                  ---------        ---------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING     20,972        20,953
                                                  ---------        ---------

                      See Notes to Condensed Consolidated
                             Financial Statements.


WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)


       Six Months Ended
                                                  --------------------------
    July 30,        July 31,
      1994              1993
          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss           ($16,949)     ($49,078)
Adjustments to reconcile net loss to net
          cash provided by (used in) operating
           activities:
Depreciation      6,677         5,199
Amortization of intangibles
                  arising from acquisition      2,404         2,444
Provision for losses on accounts
                  receivable                      2,255            2,706
Provision for writedown of
                  division                                            26,625
Cumulative effect of change in
                  accounting principle (before
                  income tax benefit)                      24,300
Other              1,190        (1,406)
Changes in assets and liabilities:
  Accounts receivable     30,107        13,048
  Inventories             (1,477)         (23,206)
  Prepublication, prepaid
                    advertising costs, and
                    royalty advances             (2,467)       (7,985)
  Net assets held for sale     (9,784)
  Other current assets      1,517           (1,656)
  Accounts payable    (13,162)         (14,149)
  Accrued compensation and
                    fringe benefits             (2,511)          (1,022)
  Income taxes                       (976)         (20,463)
  Deferred income taxes       (865)     (11,164)
  Other current liabilities     (1,472)          (6,064)
                                                  ---------        ---------
  Net cash used in operating
                    activities                     (5,513)      (61,871)
                                                  ---------        ---------
CASH FLOWS FROM INVESTING
                  ACTIVITIES:
  Acquisitions of plant
                    and equipment            (10,191)      (12,822)
  Proceeds from sale of School
                    Book Club                      4,300
  Return of investment in
                    joint venture                       1,400
                                                  ---------        ---------

    Net cash used in investing
                      activities             (5,891)         (11,422)
                                                  ---------        ---------

                           (Continued on Next Page)


WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)


        Six Months Ended
                                                  --------------------------
   July 30,      July 31,
     1994     1993
         (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Common Stock
          (exercise of options)                  $     600        $     280
Increase in notes payable             16,000        65,000
Costs in connection with amendment of
          credit facility               (597)
Dividends paid on Preferred Stock       (424)        (424)
Other          5          (35)
                                                  ---------        ---------
   Net cash provided by
                  financing activities     15,584           64,821
                                                  ---------        ---------
EFFECT OF EXCHANGE RATE CHANGES
ON CASH         10              (28)
                                                  ---------        ---------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS      4,190           (8,500)

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD      9,513           10,441
                                                  ---------        ---------
CASH AND CASH EQUIVALENTS, END
OF PERIOD   $ 13,703         $  1,941
                                                  ---------        ---------
                                                  ---------        ---------
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest                  $   8,179         $  7,094
                                                  ---------        ---------
                                                  ---------        ---------
  Income taxes  $     422     $  7,304
                                                  ---------        ---------
                                                  ---------        ---------

                      See Notes to Condensed Consolidated
                             Financial Statements.


              WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

NOTE A - Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 30, 1994 and the results of operations and cash flows for the three and six months ended July 30, 1994 and July 31, 1993.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

These financial statements should be read in conjunction with the consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-K for the year ended January 29, 1994.


NOTE B - Inventories

Inventories consisted of the following:

                                    July 30,      January 29,
                                      1994           1994
                                       (In thousands)

Raw materials                     $ 14,610       $ 14,913
Work in process                     28,419         28,783
Finished goods                      82,076         77,482
                                  --------       --------
                                  $125,105       $121,178
                                  --------       --------
                                  --------       --------

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

The plan includes the following major components:

. An agreement in principle to sell the game and puzzle operation (including certain inventories) to Hasbro, Inc. (Hasbro). This transaction was completed on August 4, 1994 for cash proceeds of approximately $97,000,000.

. The decision to exit the Direct Marketing Continuity Club and School Book Club businesses. The sale of the School Book Club business was consummated on July 1, 1994 for cash proceeds of $4,300,000. On August 16, 1994, the Company entered into a letter of intent to sell the Direct Marketing Continuity Club business. This transaction is expected to be completed during the third quarter of fiscal 1995.

.  The closedown and sale of the Company's Fayetteville, North
   Carolina manufacturing and distribution facility, which is primarily dedicated to the game and puzzle operation but was not included in the sale to Hasbro.

. The decision to streamline the Company's publishing business so as to focus on its core competencies. This includes a reduction in the management, administrative and direct labor workforces. Through August 27, 1994, the Company has implemented workforce reductions of over 500 salaried positions. Additionally, with the closure of the Fayetteville facility, approximately 550 hourly positions will be reduced by year end.

The Company will use the net cash proceeds arising from the Plan to repay outstanding debt under its Revolving Credit Agreement. The Plan, which commenced in the first quarter of fiscal 1995, will result in a pre-tax net gain of approximately $20,000,000, inclusive of operating losses of the game, puzzle, direct marketing and school book club operations from January 30, 1994 through the expected disposition dates. Accordingly, the gain will be reflected in the consolidated statement of operations during the third quarter of fiscal 1995.

The net assets of the game, puzzle, direct marketing and school book club operations and the Fayetteville facility are included as a component of Net Assets Held for Sale at July 30, 1994. For the three and six months ended July 31, 1993, the game, puzzle, direct marketing and school book club operations had revenues of approximately $22,500,000 and $44,000,000, respectively. Subsequent to January 29, 1994, the statement of operations does not include the results of these businesses.

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

On April 29, 1994, the Company entered into a letter of intent to sell this Division for approximately $14,000,000, subject to customary conditions.
On June 10, 1994, the Company announced that negotiations with one of the two buyers of this Division had terminated. However, certain other industry participants, who had expressed a strong interest in the Vitronic(Registerd Trademark) and K-Studio(Registerd Trademark) portion of the Division, are considering its acquisition. On August 5, 1994, the sale of the Ritepoint(Registerd Trademark) and Adtrend(Registered Trademark) businesses of the Division was completed for cash proceeds of $5,650,000. The net cash proceeds from the sale of this Division will be utilized to repay outstanding debt under the Revolving Credit Agreement. The sale of the Vitronic(Registered Trademark) and K-Studio(Registered Trademark) businesses is anticipated to be completed by the end of fiscal 1995.

Revenues and losses before interest expense and income taxes of the Division, exclusive of the provision for write-down, included in the accompanying statements of operations for the six months ended July 31, 1993 were $7,202,000 and $(2,083,000), respectively. Subsequent to May 1, 1993, the statements of operations do not include the results of the Division.

Net Assets Held for Sale

As of July 30, 1994 and January 29, 1994, net assets held for sale consisted of the following:

                                         July 30,       January 29,
                                           1994             1994
                                             (In thousands)

   Current assets (including accounts
   receivable and inventories of
   $45,707,000 and $48,768,000,
   respectively)                          $56,991          $ 60,020
   Property, plant and equipment, net      33,156            32,655
   Other assets (primarily identified
   intangibles and goodwill), net          29,981            27,933
                                         --------          --------
                                          120,128           120,608
   Less:
    Current liabilities                    (4,026)           (5,680)
    Provision for write-down, net of
     Division operations subsequent
     to May 1, 1993                       (23,027)          (26,405)

                                         --------          --------
   Net assets held for sale              $ 93,075          $ 88,523
                                         --------          --------
                                         --------          --------

NOTE D - Notes Payable to Banks

Concurrent with the completion of the sale of the game and puzzle operation on August 4, 1994, the Revolving Credit Agreement was amended to provide for aggregate borrowings of $70 million, including letters of credit of $5 million. Additionally, financial covenants with respect to certain ratios and tangible net worth requirements were eliminated through November 1994. Following the completion of the sales of the game and puzzle operation and the Ritepoint and Adtrend businesses of the Advertising Specialty division, the loans outstanding of $96 million at July 30, 1994 were reduced by $35 million.

NOTE E - Postretirement Benefits

Effective January 31, 1993, the Company adopted Statement of Financial Accounting Standards ("FASB") No. 106, "Employers' Accounting For Postretirement Benefits Other Than Pensions". FASB No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company elected to recognize the cumulative effect of this obligation on the immediate recognition basis. For the six months ended July 31, 1993, the cumulative effect of this change in accounting principle reduced net earnings by $24,300,000 ($14,800,000, net of income taxes).

NOTE F - Loss Per Common Share

Loss per common share was computed as follows:

                                    Three Months Ended     Six Months Ended
                                    ------------------     ------------------
                                    July 30,  July 31,     July 30,  July 31,
                                      1994      1993        1994       1993
                                    (In thousands, except for per share data)

Net loss                            $(2,932)   $(3,966)    $(16,949) $(49,078)
                                    -------    -------     --------  --------
Preferred dividend
  requirements                         (212)      (212)        (424)     (424)
                                    -------    -------     --------  --------
                                    -------    -------     --------  --------
Loss applicable
  to common stock                   $(3,144)   $(4,178)    $ 17,373  $(49,502)
                                    -------    -------     --------  --------
                                    -------    -------     --------  --------

Weighted average common
  shares outstanding                 20,985     20,957       20,972    20,953
                                    -------    -------     --------  --------
                                    -------    -------     --------  --------

Loss per common share               $ (0.15)   $ (0.20)    $  (0.83) $  (2.36)
                                    -------    -------     --------  --------
                                    -------    -------     --------  --------

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Revenues for the quarter ended July 30, 1994 decreased $25.8 million (19.7%) to $105.5 million as compared to $131.3 million for the quarter ended July 31, 1993 and decreased $68.7 million (28.4%) to $173.6 million as compared to $242.3 million for the six months ended July 31, 1993. On May 12, 1993, the Board of Directors of the Company directed management to review the operations of the Advertising Specialty Division of the Company's Penn Corporation subsidiary and evaluate various strategic alternatives, including its disposition. Further, on April 7, 1994, the Company announced the adoption of a plan (the "Plan") to improve the Company's competitive position and reduce its operating cost structure through the sale or closedown of certain operations, property divestitures and consolidations, and a reduction in the management, administrative and direct labor workforces. The Plan includes the sale of the game and puzzle operation, the exiting of the direct marketing continuity clubs and school book club business, the closure and sale of the Company's Fayetteville, North Carolina manufacturing and distribution facility and streamlining the Company's publishing business so as to focus on its core competencies. Therefore, subsequent to the Company's quarter ended May 1, 1993, the results of operations do not include the results of the Advertising Specialty Division and subsequent to January 29, 1994, the results of operations do not include the results of those businesses to be sold or closed as part of the aforementioned Plan. The revenues of the Advertising Specialty Division and the operations to be disposed of under the Plan were $51.2 million and $22.6 million for the second quarter and first half of fiscal 1994, respectively.

During the quarter ended July 30, 1994, the Company completed the sale of its School Book Club business for cash proceeds of $4.3 million. On August 4, 1994, the game and puzzle operation was sold to Hasbro, Inc. for cash proceeds of approximately $97.0 million. On August 5, 1994, the Company completed the sale of the Ritepoint(Registered Trademark) and Adtrend(Registered Trademark) businesses of its Advertising Specialty division for cash proceeds of $5.65 million. Additionally, on August 16, 1994, the Company entered into a letter of intent to sell its Direct Marketing Continuity Club business.

Excluding revenues of the operations to be disposed of under the Plan, revenues decreased $3.3 million (3.0%) and $17.5 million (9.1%) for the three and six months ended July 30, 1994 as compared to the prior year. Consumer Products Segment revenues of the ongoing operations increased $3.2 million (3.6%) for the quarter and decreased $10.5 million (6.5%) for the six months ended July 30, 1994. The decrease for the six month period was primarily due to the decline in domestic consumer product sales caused by distractions resulting from the contemplated sale of the Company; market uncertainties and employee concerns associated with announced overhead reduction measures and the pending sales of certain of the Company's businesses as outlined in the Plan; reduced customer traffic in the Company's primary retail accounts resulting from the unusually severe weather conditions throughout most of the country during the first quarter; and the continued desire of the retailer to reduce on-hand inventories, resulting in delays in the receipt of restocking and future orders. However, in the quarter ended July 30, 1994, these declines were offset by an increased order rate for the Company's core consumer products (including paper tableware and party goods). Commercial product segment revenues, other than revenues of the Advertising Specialty Division, which is comprised of printing services, decreased $6.5 million (34.0%) and $7.0 million (23.2%) for the quarter and six months ended July 30, 1994. The decline for the quarter was due to decreases in sales of graphic products, kits, software products and custom publishing. For the six months, graphic product sales were relatively flat, while sales of the other product lines decreased.

Price increases in the Consumer Products Segment were approximately 4%. Sales of printing services are the result of individual agreements entered into with customers as to price and services performed. Accordingly, the effects on inflation cannot be determined on the sales of printing services.

The income before interest expense and income tax benefit for the quarter ended July 30, 1994 was $.1 million as compared to a loss of $2.5 million for the quarter ended July 31, 1993. This improvement of $2.6 million was the result of a $11.7 million decrease in gross profit, offset by a $14.3 million decrease in selling, general and administrative expenses. For the six months ended July 30, 1994, the loss before the provision for write-down of Division, interest expense, income tax benefit and cumulative effect of a change in accounting principle was $18.7 million as compared to $12.8 million for the six months ended July 31, 1993. This change of $5.9 million was a result of the $34.7 million decrease in gross profit, offset by a $28.8 million decrease in selling, general administrative expenses. In addition, in the six months ended July 31, 1993, the Company recorded a $28.2 million provision to write-down the carrying value of the assets of the Advertising Specialty Division to their estimated net realizable value.

Gross profit decreased $11.7 million (28.4%) to $29.5 million for the quarter ended July 30, 1994, as compared to $41.1 million for the quarter ended July 31, 1993. Gross profit decreased $34.7 million (45.9%) to $40.9 million for the six months ended July 30, 1994 as compared to $75.5 million for the six months ended July 31, 1993. As a percentage of revenues, the gross profit margin decreased to 27.9% and 23.5% for the quarter and six months ended July 30, 1994 from 31.3% and 31.2% for the quarter and six months ended July 31, 1993, respectively. For ongoing operations, gross profit for the quarter ended July 30, 1994 decreased $4.2 million (12.5%), to $29.5 million as compared to $33.7 million in the prior year and decreased $17.8 million (30.4%) to $40.9 million for the six months ended July 30, 1994 as compared to $59.0 million for the six months ended July 31, 1993. As a percentage of revenues, the gross profit margin decreased to 27.9% and 23.5% for the quarter and six months ended July 30, 1994 as compared to 31.0% and 30.7% for comparable periods of the prior year. In the Consumer Products Segment, gross profit decreased $2.4 million (7.8%) to $28.0 million for the quarter ended July 30, 1994 and $15.4 million (28.5%) to $38.8 million for the six months as compared to the prior year. As a percentage of revenues, the consumer gross profit margin decreased to 30.1% and 25.8% for the quarter and six months of fiscal 1995 as compared to 33.9% and 33.7% for the quarter and six months of fiscal 1994, respectively. A substantial portion of the decrease in gross profit margin for the quarter and six months was due to lower production in response to the Company's continued efforts to reduce inventories, resulting in negative manufacturing variances. Additionally, the decrease in gross profit was attributable to a change in product mix, which also caused an increase in royalty costs and increased freight costs associated with category management and direct store shipment programs. In the Commercial Products Segment, the gross profit margin of printing services decreased to 11.7% from 17.3% of revenues for the quarter, and decreased to 9.1% from 14.9% for the six months as compared to the prior year. The decrease was primarily due to unfavorable manufacturing variances and the change in sales mix to lower margin services.

Selling, general and administrative expenses for the quarter ended July 30, 1994 decreased $14.3 million (32.8%) to $29.3 million and decreased $28.8 million (32.6%) to $59.5 million for the six months ended July 30, 1994 as compared to $43.6 million and $88.3 million for the quarter and six months ended July 31, 1993, respectively. For ongoing operations, selling, general and administrative expenses for the quarter ended July 30, 1994 decreased $2.8 million (8.7%) to $29.3 million as compared to $32.1 million for the quarter ended July 31, 1993. For the six months ended July 30, 1994, selling, general and administrative expenses decreased $3.7 million (5.9%) to $59.5 million as compared to $63.2 million in the prior year. For the quarter, the decrease was primarily attributable to decreased merchandising costs associated with the category management program at Toys "R" Us and lower advertising expenses. For the six months, the decrease was attributable to decreased merchandising and start up costs associated with the category management program at Toys "R" Us, lower advertising expenses and lower payroll costs.

Interest expense for the quarter increased $.8 million to $4.8 million as compared to $3.9 million in fiscal 1994 and for the six months increased $1.4 million to $8.9 million as compared to $7.5 million in fiscal 1994. The increase was due to higher average debt outstanding and higher interest rates. Total average outstanding debt increased to $244.3 million for the first half of fiscal 1995 from $216.2 million for the first half of fiscal 1994 (see Financial Condition, Liquidity and Capital Resources), while average interest rates increased from 7.0% to 7.6%. The increase in average interest rates resulted primarily from the increase in short term market rates.

The effective income tax benefit rate of 38.5% in fiscal 1995 represents the Company's estimate of the effective tax rate for the full year, without regard to expected dispositions under the Plan. The income tax impact of Plan dispositions will be reflected upon their consummation. For the six months ended July 31, 1993, the income tax benefit rate was 29.3%, as certain capital losses associated with the Advertising Specialty Division were not expected to be realized.

The loss for the quarter ended July 30, 1994, was $2.9 million or $0.15 per share as compared to a loss of $4.0 million or $0.20 per share for the quarter ended July 31, 1993. The loss for the six months ended July 30, 1994, before the provision for write-down of Division and the cumulative effect of a change in accounting principle (postretirement benefits other than pensions) was $16.9 million or $0.83 per share, compared to a loss of $12.5 million or $0.61 per share for the six months ended July 31, 1993. During the first half of fiscal 1994, the Company adopted Statement of Financial Accounting Standards ("FASB") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", using the immediate recognition method. As a result, the Company recorded a pre-tax non-cash charge of $24.3 million ($14.8 million, net of income taxes) or $.71 per share as a cumulative effect of a change in accounting principle in the statement of operations. The Company's provision for write-down of Division was $28.2 million ($21.8 million, net of income taxes) or $1.04 per share. Therefore, the net loss for the six months ended July 31, 1993 was $49.1 million or $2.36 per share.

Financial Condition, Liquidity and Capital Resources

Operations for the six months ended July 30, 1994, excluding non-cash charges for depreciation, amortization and the provision for losses on accounts receivable utilized cash of approximately $5.6 million. The operations for the six months ended July 31, 1993, excluding depreciation, amortization, provision for losses on accounts receivable, the adoption of FASB No. 106 and the provision for the write-down of Division provided cash of approximately $12.2 million. During the six months ended July 30, 1994 and July 31, 1993, other changes in assets and liabilities, resulting from operating activities amounted to $.1 million and $74.1 million, respectively, resulting in net cash used in operating activities of $5.5 million and $61.9 million, respectively.

Acquisitions of property, plant and equipment were $10.2 million during the six months ended July 30, 1994 as compared to $12.8 million during the six months ended July 31, 1993. Fiscal 1995 capital expenditures includes costs associated with the Company's new order processing, customer service and inventory management system and the completion of its third Golden Books Showcase store which opened in New York City in April 1994. The Company is currently finalizing its previously announced plans to undertake a facility expansion of its paper tableware and party goods operations in Kalamazoo, Michigan in conjunction with the Company's plan to improve its competitive position and reduce its overall operating cost structure. Although the Company is committed to an expansion, no material commitments for this facility expansion have been made.

Cash provided by financing activities during the six months ended July 30, 1994 and July 31, 1993 were primarily from borrowings under the Company's Revolving Credit Agreement.

Working capital decreased to $234.2 million from $333.0 million at January 29, 1994. The decrease in working capital is principally due to the reclassification of the loans outstanding under the Revolving Credit Agreement at July 30, 1994 of $96 million as the Company's Revolving Credit Agreement expires on May 31, 1995. Following the completion of the sales of the game and puzzle operation and the Ritepoint and Adtrend businesses of the Advertising Specialty Division, the loans outstanding as of July 30, 1994 were reduced and working capital was increased by $35 million.

The Company's Revolving Credit Agreement, dated November 12, 1992, initially provided for a line of credit totaling $200 million. The facility provides for the seasonal working capital requirements of the Company. In October, 1993, the Revolving Credit Agreement was amended to provide credit availability of $140 million from December 28, 1993 until the third quarter of fiscal 1995. Subsequently, the Revolving Credit Agreement was further amended to provide for borrowings up to $125 million through July 31, 1994 and $140 million thereafter; in each case, including letters of credit of $10 million. Concurrent with the completion of the sale of the game and puzzle operation on August 4, 1994, the Revolving Credit Agreement was amended to provide for aggregate borrowings of $70 million, including letters of credit of $5 million. In the first quarter of fiscal 1996, borrowings may not exceed $15 million for a period of thirty consecutive days.

The Company's management believes that the credit facilities available under the Revolving Credit Agreement are sufficient to meet the Company's seasonal borrowing needs. Management anticipates that a long term credit facility sufficient to sustain growth and meet the Company's seasonal borrowing needs will be consummated prior to the expiration of the current facility.

The completion of the sale of the game and puzzle operation, along with the implementation of the balance of the Plan will have a favorable effect on the Company's financial position, results of operations and future capital requirements. Annual operating costs savings associated with the Plan, exclusive of the impact of the sale of the game, puzzle, direct marketing and school book club operations, began to be realized in the second quarter of fiscal 1995. The Company will continue to evaluate opportunities for other cost savings through fiscal 1995, including possible additional facility consolidations and further headcount reductions. It is anticipated that the Plan will be substantially completed by the fourth quarter of fiscal 1995.

PART II  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K:


     a.      Exhibit 10.86 - Amendment No. 1 to Amended and
             Restated Credit Agreement dated as of August 4, 1994.

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



                                             WESTERN PUBLISHING GROUP, INC.

September 12, 1994                          /s/ Richard A. Bernstein
                                            Richard A. Bernstein
                                            Chairman


September 12, 1994                          /s/ Steven M. Grossman
                                            Steven M. Grossman
                                            Chief Financial Officer