Form 10-Q
period 1994-10-29
WESTERN PUBLISHING GROUP INC
filed 1994-12-13
CIK 790706

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                              FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 29, 1994

                                 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

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

           Common stock, par value $.01 per share: 21,023,274 shares outstanding as of December 7, 1994.

                      WESTERN PUBLISHING GROUP, INC. AND
                                 SUBSIDIARIES

                               TABLE OF CONTENTS

                                                               Page
                                                              Number
                                                              ------
PART I    FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Independent Accountants' Report                          3

          Condensed Consolidated Balance Sheets--
           October 29, 1994 (Unaudited) and January 29, 1994       4

          Condensed Consolidated Statements of Operations--
           Three months ended October 29, 1994
           and October 30, 1993 (Unaudited)                        6

          Condensed Consolidated Statements of Operations--
           Nine months ended October 29, 1994
           and October 30, 1993 (Unaudited)                        7

          Condensed Consolidated Statements of Cash Flows--
           Nine months ended October 29, 1994
           and October 30, 1993 (Unaudited)                        8

          Notes to Condensed Consolidated Financial
           Statements (Unaudited)                                 10

 Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations          14


PART II   OTHER INFORMATION

 Item 4.  Submission of Matter to a Vote of Security Holders      20

 Item 6.  Exhibits and Reports on Form 8-K                        21

SIGNATURES                                                        22

EXHIBITS

 Exhibit 15 - Letter re: unaudited interim financial
              information                                         23

INDEPENDENT ACCOUNTANTS' REPORT

Western Publishing Group, Inc.

New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of Western Publishing Group, Inc. and subsidiaries as of October 29, 1994, and the related condensed consolidated statements of operations and cash flows for the three-month periods and nine-month periods ended October 29, 1994 and October 30, 1993. These financial statements are the responsibility of the Company's management.

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

Deloitte & Touche LLP
Milwaukee, Wisconsin
December 9, 1994

PART I FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share and Per Share Data)

                                                October 29,   January 29,
ASSETS                                             1994         1994
                                                (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                      $ 55,790    $  9,513
  Accounts receivable                             132,792     137,921
  Inventories                                     117,549     121,178
  Prepublication and prepaid advertising costs      6,286       7,720
  Royalty advances                                  2,483       2,970
  Recoverable income taxes                          7,647      12,830
  Deferred income taxes                            13,099      20,823
  Net assets held for sale                         24,784      88,523
  Other current assets                              5,090      10,361
                                                  -------     -------
    Total current assets                          365,520     411,839
                                                  -------     -------
OTHER ASSETS                                       12,085      12,447
                                                  -------     -------

PROPERTY, PLANT AND EQUIPMENT                     118,822     108,601

  Less accumulated depreciation and
    amortization                                   45,292      41,351
                                                  -------     -------
    Total property, plant and equipment            73,530      67,250

IDENTIFIED INTANGIBLES AND COST IN EXCESS
  OF NET ASSETS ACQUIRED (GOODWILL), less
  accumulated amortization of $18,646 and
  $17,066, respectively                            12,000      13,580
                                                  -------     -------
                                                 $463,135    $505,116
                                                  =======     =======

           See Notes to Condensed Consolidated Financial Statements.

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share and Per Share Data)

                                                October 29,   January 29,
LIABILITIES AND STOCKHOLDERS' EQUITY              1994          1994
                                                (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                 23,914    $ 40,532
  Accrued compensation and fringe benefits         10,850      10,644
  Income taxes                                        508         342
  Notes payable to banks                           54,000
  Other current liabilities                        37,595      27,342
                                                  -------     -------
    Total current liabilities                     126,867      78,860
                                                  -------     -------

NONCURRENT LIABILITIES AND CREDITS:
  Long-term debt                                  149,824     229,812
  Accumulated postretirement benefit obligation    27,209      25,949
  Other                                             1,857       1,837
                                                  -------     -------

    Total noncurrent liabilities and credits      178,890     257,598
                                                  -------     -------

CONVERTIBLE PREFERRED STOCK -Series A, 20,000
  shares authorized, no par value, 19,970
  shares issued and outstanding; at mandatory
  redemption amount                                 9,985       9,985
                                                  -------     -------

COMMON STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 30,000,000
   shares authorized, 21,232,074 and
   21,167,324 shares issued                           212         212
  Additional paid-in capital                       80,905      80,213
  Retained earnings                                70,510      82,714
  Cumulative translation adjustments               (1,412)     (1,644)
                                                  -------     -------

                                                  150,215     161,495
  Less cost of Common Stock in treasury -
   208,800 shares                                   2,822       2,822
                                                  -------     -------

    Total common stockholders' equity             147,393     158,673
                                                  -------     -------



                                                 $463,135    $505,116
                                                  =======     =======

                      See Notes to Condensed Consolidated
                             Financial Statements.

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except for Per Share Data)

                                         Three Months Ended
                                      October 29, October 30,
                                         1994        1993
                                            (Unaudited)

REVENUES:                              $130,306    $201,930
                                       --------    --------
COSTS AND EXPENSES:
  Cost of sales                          89,986     136,574
  Selling, general and administrative    35,325      57,010
  Gain on streamlining plan             (20,352)
                                       --------    --------
    Total costs and expenses            104,959     193,584
                                       --------    --------

INCOME BEFORE INTEREST EXPENSE
 AND INCOME TAXES                        25,347       8,346

INTEREST EXPENSE                          4,678       4,300
                                       --------    --------

INCOME BEFORE INCOME TAXES               20,669       4,046

INCOME TAXES                             15,286       1,620
                                       --------    --------

NET INCOME                               $5,383      $2,426
                                       ========    ========

INCOME PER COMMON SHARE                   $0.25       $0.11
                                       ========    ========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               21,020      20,959
                                       ========    ========

                      See Notes to Condensed Consolidated
                             Financial Statements.

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except for Per Share Data)

                                             Nine Months Ended
                                        October 29,   October 30,
                                          1994          1993
                                              (Unaudited)
REVENUES:                                $303,889    $444,214
                                         --------    --------

COSTS AND EXPENSES:
  Cost of sales                           222,705     303,337
  Selling, general and administrative      94,851     145,339
  Gain on streamlining plan               (20,352)

  Provision for writedown of division                  28,180
                                         --------    --------
    Total costs and expenses              297,204     476,856
                                         --------    --------

INCOME (LOSS) BEFORE INTEREST EXPENSE,
 INCOME TAXES (BENEFIT) AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE                                  6,685     (32,642)


INTEREST EXPENSE                           13,566      11,810
                                         --------    --------
LOSS BEFORE INCOME TAXES (BENEFIT)
 AND CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE            (6,881)    (44,452)

INCOME TAXES (BENEFIT)                      4,686     (12,600)
                                         --------    --------

LOSS BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE           (11,567)    (31,852)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                 (14,800)
                                         --------    --------

NET LOSS                                 ($11,567)   ($46,652)
                                         ========    ========
LOSS PER COMMON SHARE:

  BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE          ($0.58)     ($1.55)

  CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                 (0.71)
                                         --------    --------

  NET LOSS                                 ($0.58)     ($2.26)
                                         ========    ========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 20,988      20,955
                                         ========    ========

                      See Notes to Condensed Consolidated
                             Financial Statements.

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)


                                                       Nine Months Ended
                                                    October 29,  October 30,
                                                        1994        1993
                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            ($11,567)   ($46,652)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Depreciation                                         7,385       8,754
    Amortization of intangibles arising from
     acquisition                                         2,930       3,666
    Provision for losses on accounts receivable            592       4,307
    Provision for writedown of division                             26,639
    Cumulative effect of change in accounting
     principle (before income tax benefit)                          24,300
    Other                                                  760      (4,174)
    Changes in assets and liabilities:
      Accounts receivable                                4,795     (67,323)
      Inventories                                        4,037     (13,651)
      Prepublication, prepaid advertising costs
       and royalty advances                              1,947      (1,310)
      Net assets held for sale                         (50,563)
      Other current assets                               5,306      (3,709)
      Accounts payable                                 (17,036)     (7,635)
      Accrued compensation and fringe benefits             206         208
      Income taxes                                       5,434     (18,042)
      Deferred income taxes                              8,483     (12,145)
      Other current liabilities                         10,175      (1,586)
                                                       -------     -------

          Net cash used in operating activities        (27,116)   (108,353)
                                                       -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of plant and equipment                  (14,560)    (17,002)
  Proceeds from streamlining plan sales                114,204
  Return of investment in joint venture                    500       1,400
                                                       -------     -------

    Net cash provided by (used in) investing
     activities                                        100,144     (15,602)
                                                       -------     -------

                           (Continued on Next Page)

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)


                                                   Nine Months Ended
                                                October 29, October 30,
                                                   1994        1993
                                                      (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of Common Stock (exercise
   of options)                                   $   640    $    280
  (Decrease) increase in notes payable           (26,000)    115,000
  Costs in connection with amendment of credit
    facility                                        (767)
  Dividends paid on Preferred Stock                 (637)       (637)
  Other                                              (18)        (20)
                                                  ------     -------
    Net cash provided by (used in) financing
      activities                                 (26,782)    114,623
                                                  ------     -------
EFFECT OF EXCHANGE RATE CHANGES
 ON CASH                                              31         (30)
                                                  ------     -------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                 46,277      (9,362)
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                                         9,513      10,441
                                                  ------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $55,790    $  1,079
                                                  ======     =======
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
   Cash paid during the period for:
   Interest                                      $15,642     $14,463
                                                  ======     =======
   Income taxes                                  $   444     $ 7,555
                                                  ======     =======


                      See Notes to Condensed Consolidated
                             Financial Statements.

                WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

NOTE A - Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 29, 1994 and the results of operations for the three month and nine month periods ended October 29, 1994 and October 30, 1993 and cash flows for the nine months ended October 29, 1994 and October 30, 1993.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

These financial statements should be read in conjunction with the consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-K for the year ended January 29, 1994.

NOTE B - Inventories

Inventories consisted of the following:

                                    October 29,   January 29,
                                        1994         1994
                                         (In thousands)

Raw materials                          $ 15,120      $ 14,913
Work in process                          22,782        28,783
Finished goods                           79,647        77,482
                                       --------      --------
                                       $117,549      $121,178
                                       ========      ========

NOTE C - Sale and Phase Out of Operations; Provision for Write-down of Division; Net Assets Held for Sale

Sale and Phase Out of Operations

On November 29, 1993, the Company announced that it had recently been approached by several companies expressing a desire to discuss a business combination. The Board of Directors of the Company authorized the retention of two investment banking firms as its advisors to explore alternatives to maximize shareholder value. Based on an analysis of various alternatives, on April 7, 1994, the Company adopted a plan (the "Plan") designed to improve its competitive position and reduce its cost structure through the sale or phase out of certain operations, property divestitures and consolidations, and a workforce reduction.

The Plan included the following major components:

o An agreement in principle to sell the game and puzzle operation (including certain inventories) to Hasbro, Inc. ("Hasbro"). This transaction was completed on August 4, 1994 for cash proceeds of approximately $97,000,000.

o The decision to exit the Direct Marketing Continuity Club and School Book Club businesses. The sale of the School Book Club business was consummated on July 1, 1994 for cash proceeds of approximately $4,300,000 and the sale of the Direct Marketing Continuity Club business was completed on October 7, 1994 for cash proceeds of approximately $10,225,000.

o The closedown and sale of the Company's Fayetteville, North Carolina manufacturing and distribution facility, which is primarily dedicated to the game and puzzle operation but was not included in the sale to Hasbro. This facility is expected to close in the fourth quarter of Fiscal 1995 and will be for sale effective January 1, 1995.

o The decision to streamline the Company's publishing business so as to focus on its core competencies. This includes a reduction in the management, administrative and direct labor workforces. Following the closing of the Fayetteville facility, the Company will have reduced its overall employment by approximately 1,200 positions.

The net assets of the game, puzzle, direct marketing and school book club operations and the Fayetteville facility were classified as net assets held for sale. The net cash proceeds arising from the Plan were utilized to repay outstanding debt under the Company's Revolving Credit Agreement. During the third quarter ended October 29, 1994, the Company recorded a net gain from the Plan of $20,352,000 ($12,396,000, net of income taxes), inclusive of operating losses of the game, puzzle, direct marketing and school book club operations from January 30, 1994 through their respective disposition dates.

For the three and nine months ended October 30, 1993, the game, puzzle, direct marketing and school book club operations had revenues of approximately $48,000,000 and $90,500,000, respectively. Subsequent to January 29, 1994, the statement of operations does not include the results of these businesses.

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

On April 29, 1994, the Company entered into a letter of intent to sell this Division for approximately $14,000,000, subject to customary conditions. On June 10, 1994, the Company announced that negotiations with one of the two buyers of this Division had terminated. However, certain other industry participants, who had expressed a strong interest in the Vitronic(Registered) and K-Studio(Registered) portion of the Division, were considering its acquisition. On August 5, 1994, the sale of the Ritepoint(Registered) and Adtrend(Registered) businesses of the Division was completed for cash proceeds of approximately $5,650,000. The sale of the Vitronic(Registered) and K-Studio(Registered) businesses was completed on November 7, 1994 for net cash proceeds of approximately $8,350,000. The net cash proceeds from the sale of this Division were utilized to repay outstanding debt under the Revolving Credit Agreement.

Revenues and losses before interest expense and income taxes of the Division, exclusive of the provision for write-down, included in the accompanying statements of operations for the nine months ended October 30, 1993 were $7,202,000 and $(2,083,000), respectively. Subsequent to May 1, 1993, the statements of operations do not include the results of the Division.

Net Assets Held for Sale

As of October 29, 1994 and January 29, 1994, net assets held for sale consisted of the following:

                                       October 29,     January 29,
                                          1994            1994
                                            (In thousands)

   Current assets (including accounts
    receivable and inventories of
    $16,352,000 and $48,768,000,
    respectively)                       $ 16,578          $ 60,020
   Property, plant and equipment, net     16,336            32,655
   Other assets (primarily identified
    intangibles and goodwill), net        22,679            27,933
                                        --------          --------
                                          55,593           120,608
   Less:
    Current liabilities                   (7,031)           (5,680)
    Provision for write-down, net of
     Division operations subsequent
     to May 1, 1993                      (23,778)          (26,405)
                                        --------          --------
   Net assets held for sale             $ 24,784          $ 88,523
                                        ========          ========

NOTE D - Notes Payable to Banks

Concurrent with the completion of the sale of the game and puzzle operation on August 4, 1994, the Revolving Credit Agreement was amended to provide for aggregate borrowings of $70 million, including letters of credit of $5 million. Following the sale of the Vitronic(Registered) and K-Studio(Registered) businesses of the Company's Advertising Specialty Division, the facility provided for aggregate borrowings of $37 million, including letters of credit of

$5 million. Additionally, financial covenants with respect to certain ratios and tangible net worth requirements were eliminated through November 1994.

NOTE E - Postretirement Benefits

Effective January 31, 1993, the Company adopted Statement of Financial Accounting Standards ("FASB") No. 106, "Employers' Accounting For Postretirement Benefits Other Than Pensions". FASB No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company elected to recognize the cumulative effect of this obligation on the immediate recognition basis. For the nine months ended October 30, 1993, the cumulative effect of this change in accounting principle reduced earnings by $24,300,000 ($14,800,000, net of income taxes).

NOTE F - Income (loss) Per Common Share

Income (loss) per common share was computed as follows:

                              Three Months Ended          Nine Months Ended
                           -------------------------   -------------------------
                           October 29,   October 30,   October 29,   October 30,
                              1994          1993          1994          1993

                                 (In thousands, except for per share data)

Net income (loss)             $ 5,383       $ 2,426      $(11,567)     $(46,652)
Preferred dividend
 requirements                    (212)         (212)         (637)         (637)
                              -------       -------      --------      --------
Income (loss) applicable
 to common stock              $ 5,171       $ 2,214      $(12,204)     $(47,289)
                              =======       =======      ========      ========
Weighted average common
 shares outstanding            21,020        20,959        20,988        20,955
                              =======       =======      ========      ========
Income (loss) per common
 share                        $  0.25       $  0.11      $  (0.58)     $  (2.26)
                              =======       =======      ========      ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Revenues for the quarter ended October 29, 1994 decreased $71.6 million (35.5%) to $130.3 million as compared to $201.9 million for the quarter ended October 30, 1993 and decreased $140.3 million (31.6%) to $303.9 million as compared to $444.2 million for the nine months ended October 30, 1993. On May 12, 1993, the Board of Directors of the Company directed management to review the operations of the Advertising Specialty Division of the Company's Penn Corporation subsidiary and evaluate various strategic alternatives, including its disposition. Further, on April 7, 1994, the Company announced the adoption of a plan (the "Plan" or "streamlining plan") to improve the Company's competitive position and reduce its operating cost structure through the sale or phase out of certain operations, property divestitures and consolidations, and a reduction in the management, administrative and direct labor workforces. The Plan included the sale of the game and puzzle operation, the exiting from the direct marketing continuity clubs and school book club businesses, the closure and sale of the Company's Fayetteville, North Carolina manufacturing and distribution facility and streamlining the Company's publishing business so as to focus on its core competencies. Therefore, subsequent to the Company's quarter ended May 1, 1993, the results of operations do not include the results of the Advertising Specialty Division and subsequent to January 29, 1994, the results of operations do not include the results of those businesses sold or closed as part of the aforementioned Plan. The revenues of the Advertising Specialty Division and the operations disposed of under the Plan were $9.5 million and $58.7 million for the third quarter and nine months of fiscal 1995, respectively.

During the quarter ended October 29, 1994, the game and puzzle operation was sold to Hasbro, Inc. for cash proceeds of approximately $97.0 million, and the Company completed the sale of the Ritepoint(Registered) and Adtrend(Registered) businesses of its Advertising Specialty Division for cash proceeds of approximately $5.65 million, as well as the sale of the Direct Marketing Continuity Club business for $10.2 million. During the quarter ended July 30, 1994, the Company completed the sale of its School Book Club business for cash proceeds of approximately $4.3 million. Additionally, on November 7, 1994, the Company completed the sale of the Vitronic(Registered) and K-Studio(Registered) businesses for cash proceeds of approximately $8.35 million.

Excluding revenues of the operations disposed of under the Plan, revenues decreased $22.9 million (14.9%) and $40.3 million (11.7%) for the three and nine months ended October 29, 1994 as compared to the prior year. Consumer Products Segment revenues of the ongoing operations decreased $19.9 million (14.6%) for the quarter and decreased $30.4 million (10.2%) for the nine months ended October 29, 1994. The decline for the quarter resulted from lower sales of non-Western products which arose under the Company's Total Category Management programs as the management of the Books "R" Us program at Toys "R" Us was assumed by Toys "R" Us at the beginning of Fiscal

1995; lower sales of interactive electronic storybooks as the growth in new electronic storybook formats was offset by original formats approaching the end of their life cycle; and the continued reductions in retailers' on-hand inventories, resulting in a slower order rate as restocking and future orders were delayed. Additionally, the decrease for the nine month period was further impacted by the decline in domestic consumer product sales caused by distractions resulting from the contemplated sale of the Company; market uncertainties and employee concerns associated with announced and implemented overhead reduction measures and the sales of certain of the Company's businesses as outlined in the Plan; and reduced customer traffic in the Company's primary retail accounts resulting from the unusually severe weather conditions throughout most of the country during the first quarter. Commercial product segment revenues (other than revenues of the Advertising Specialty Division), which are comprised of printing services, decreased $3.0 million (17.5%) and $9.9 million (21.2%) for the quarter and nine months ended October 29, 1994.
The decline for the quarter and nine months was due to decreases in sales of graphic products, kits, software products and custom publishing.


Price increases in the Consumer Products Segment were approximately 3.0%. Sales of printing services are the result of individual agreements entered into with customers as to price and services performed. Accordingly, the effects on inflation cannot be determined on the sales of printing services.

Income before interest expense and income taxes for the quarter ended October 29, 1994 was $25.3 million as compared to $8.3 million for the quarter ended October 30, 1993. This improvement of $17.0 million was the result of a $20.4 million gain on the streamlining plan and a $21.7 million decrease in selling, general and administrative expenses partially offset by a $25.0 million decrease in gross profit. For the nine months ended October 29, 1994, the income before interest expense, income tax benefit and cumulative effect of a change in accounting principle was $6.7 million as compared to a loss of $32.6 million for the nine months ended October 30, 1993. This improvement of $39.3 million was the result of the aforementioned streamlining plan gain and a $50.5 million decrease in selling, general and administrative expenses partially offset by a $59.7 million decrease in gross profit. In addition, operations for the nine months ended October 30, 1993 included a $28.2 million pre-tax provision to write-down the carrying value of the assets of the Advertising Specialty Division to their estimated net realizable value.

Gross profit decreased $25.0 million (38.3%) to $40.3 million for the quarter ended October 29, 1994, as compared to $65.4 million for the quarter ended October 30, 1993. Gross profit decreased $59.7 million (42.4%) to $81.2 million for the nine months ended October 29, 1994 as compared to $140.9 million for the nine months ended October 30, 1993. As a percentage of revenues, the gross profit margin decreased to 30.9% and 26.7% for the quarter and nine months ended October 29, 1994 from 32.4% and 31.7% for the quarter and nine months ended October 30, 1993, respectively. For ongoing operations, gross profit for the quarter ended October 29, 1994 decreased $8.6 million (17.7%), to $40.3 million as compared to $49.0 million in the prior year and decreased $26.8 million (24.8%) to $81.2 million for the nine months ended October 29, 1994 as compared to $108.0 million for the nine months ended October 30, 1993. As a percentage of revenues, the gross profit margin decreased to 30.9% and 26.7% for the quarter and nine months ended October 29, 1994 as compared to 32.0% and 31.4% for comparable periods of the prior year. In the Consumer Products Segment, gross profit decreased $8.5 million (18.1%) to $38.6 million for the quarter ended October 29, 1994 and $24.3 million (23.9%) to $77.4 million for the nine months as compared to the prior year. As a percentage of revenues, the consumer gross profit margin decreased to 33.2% and 29.0% for the quarter and nine months of fiscal 1995 as compared to 34.6% and 34.2% for the quarter and nine months of fiscal 1994, respectively. A substantial portion of the decrease in gross profit margin for the quarter and nine months was due to lower production in response to the Company's continued efforts to reduce inventories, resulting in negative manufacturing variances. Additionally, the decrease in gross profit was attributable to a change in product mix, which caused an increase in royalty costs and increased freight costs associated with category management and direct store shipment programs. In the Commercial Products Segment, the gross profit margin of printing services increased to 12.3% from 10.8% of revenues for the quarter, and decreased to 10.3% from 13.4% for the nine months as compared to the prior year. The increase for the quarter was due to a more favorable product mix, offset in part by unfavorable manufacturing variances. For the nine months, the decrease was primarily due to unfavorable manufacturing variances and the change in sales mix to lower margin services.

Selling, general and administrative expenses for the quarter ended October 29, 1994 decreased $21.7 million (38.0%) to $35.3 million and decreased $50.5 million (34.7%) to $94.9 million for the nine months ended October 29, 1994 as compared to $57.0 million and $145.3 million for the quarter and nine months ended October 30, 1993, respectively. For ongoing operations, selling, general and administrative expenses for the quarter ended October 29, 1994 decreased $4.5 million (11.3%) to $35.3 million as compared to $39.8 million for the quarter ended October 30, 1993. For the nine months ended October 29, 1994, selling, general and administrative expenses for ongoing operations decreased $8.2 million (8.0%) to $94.9 million as compared to $103.1 million in the prior year. For the quarter, the decrease was primarily attributable to decreased sales promotion costs, including the costs of corrugated displays, permanent racks and co-op advertising, partially offset by higher consumer advertising. For the nine months, the decrease was attributable to lower sales promotion costs partially offset by increased consumer advertising. Additionally, the nine months ended October 30, 1993 included start up costs associated with the category management program at Toys "R" Us.

Interest expense for the quarter increased $.4 million to $4.7 million as compared to $4.3 million in fiscal 1994 and for the nine months increased $1.8 million to $13.6 million as compared to $11.8 million in fiscal 1994. The increase was due to higher interest rates. Total average outstanding debt decreased to $233.2 million for the nine months of fiscal 1995 from $235.7 million for the nine months of fiscal 1994 (see Financial Condition, Liquidity and Capital Resources), while average interest rates increased from 6.7% to 7.7%. The increase in average interest rates resulted primarily from the increase in short term rates.

The Company's income tax provision for the quarter and nine months ended October 29, 1994 includes income taxes resulting from the streamlining plan gain and an effective income tax benefit rate of 12% from ongoing operations, which represents the Company's estimate of its effective tax rate for the full year. The disproportionate provision results from the reversal of deferred income tax assets as a result of the sale of the Advertising Specialty Division, the streamlining plan gain, alternative minimum tax and losses for which no benefit has been provided. For the nine months ended October 30, 1993, the income tax benefit rate was 28.3%, as certain capital losses associated with the Advertising Specialty Division were not expected to be realized.

Net income for the quarter ended October 29, 1994 was $5.4 million or $.25 per share as compared to net income of $2.4 million or $.11 per share for the quarter ended October 30, 1993. The loss for the nine months ended October 29, 1994, before the streamlining plan gain, the provision for write-down of Division and the cumulative effect of a change in accounting principle (postretirement benefits other than pensions) was $24.0 million or $1.17 per share, compared to a loss of $10.1 million or $.51 per share for the nine months ended October 30, 1993. During the nine months ended October 29, 1994, the

Company recorded a pre-tax net gain from the streamlining plan of $20.4 million ($12.4 million, net of income taxes) or $0.59 per share. Therefore, the net loss for the nine months ended October 29, 1994 was $11.6 million or $.58 per share. During the nine months ended October 30, 1993, the Company adopted Statement of Financial Accounting Standards ("FASB") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", using the immediate recognition method. As a result, the Company recorded a pre-tax non-cash charge of $24.3 million ($14.8 million, net of income taxes) or $.71 per share as a cumulative effect of a change in accounting principle in the statement of operations. Further, the Company's provision for write-down of Division was $28.2 million ($21.8 million, net of income taxes) or $1.04 per share. Therefore, the net loss for the nine months ended October 30, 1993 was $46.7 million or $2.26 per share.

Financial Condition, Liquidity and Capital Resources

Operations for the nine months ended October 29, 1994, including the streamlining plan gain but excluding non-cash charges for depreciation, amortization and the provision for losses on accounts receivable utilized cash of approximately $.7 million. The operations for the nine months ended October 30, 1993 including the provision for the write-down of Division but excluding depreciation, amortization, provision for losses on accounts receivable and the adoption of FASB No. 106 utilized cash of approximately $3.3 million. During the nine months ended October 29, 1994 and October 30, 1993, other changes in assets and liabilities, resulting from operating activities amounted to $26.4 million and $105.1 million, respectively, resulting in net cash used in operating activities of $27.1 million and $108.4 million, respectively.

Acquisitions of property, plant and equipment were $14.6 million during the nine months ended October 29, 1994 as compared to $17.0 million during the nine months ended October 30, 1993. Fiscal 1995 capital expenditures include costs associated with the Company's new order processing, customer service and inventory management system and the completion of its third Golden Books Showcase store which opened in New York City in April 1994. The Company is currently finalizing its previously announced plans to undertake a facility expansion of its paper tableware and party goods operations in Kalamazoo, Michigan in conjunction with the Company's Plan to improve its competitive position and reduce its overall operating cost structure. Although the Company is committed to an expansion, no material contracts for this facility expansion have been made.

During the nine months ended October 29, 1994, the Company utilized cash for financing activities by repaying $26.0 million of outstanding borrowings under its Revolving Credit Agreement. Cash provided by financing activities during the nine months ended October 30, 1993 were primarily from borrowings of $115.0 million under the Company's Revolving Credit Agreement.

Working capital decreased to $238.7 million from $333.0 million at January 29, 1994. The decrease in working capital is due in part to the reclassification of the loans outstanding under the Revolving Credit Agreement at October 29, 1994 of $54.0 million as the Company's Revolving Credit Agreement expires on May 31, 1995. The balance of the decline is primarily attributable to the reduction in borrowings under the Revolving Credit Agreement as a result of the completion of the Plan.

The Company's Revolving Credit Agreement, dated November 12, 1992, initially provided for a line of credit totaling $200 million. The facility provides for the seasonal working capital requirements of the Company. In October, 1993, the Revolving Credit Agreement was amended to provide credit availability of $140 million from December 28, 1993 until the third quarter of fiscal 1995. Subsequently, the Revolving Credit Agreement was further amended to provide for borrowings up to

$125 million through July 31, 1994 and $140 million thereafter; in each case, including letters of credit of $10 million. Concurrent with the completion of the sale of the game and puzzle operation on August 4, 1994, the Revolving Credit Agreement was amended to provide for aggregate borrowings of $70 million, including letters of credit of $5 million. Following the sale of the Vitronic(Registered) and K-Studio(Registered) businesses of the Company's Advertising Specialty Division, the facility provided for aggregate borrowings of $37 million, including letters of credit of $5 million. In the first quarter of fiscal 1996, borrowings may not exceed $15 million for a period of thirty consecutive days.

The Company's management believes that the credit facilities available under the Revolving Credit Agreement are sufficient to meet the Company's borrowing needs. Management anticipates that a long term credit facility sufficient to sustain growth and meet the Company's seasonal borrowing needs will be consummated prior to the expiration of the current facility.

The completion of the Plan has had and will have a favorable effect on the Company's financial position, results of operations and future capital requirements. Annual operating costs savings associated with the Plan, exclusive of the impact of the sale of the game, puzzle, direct marketing and school book club operations, began to be realized in the second quarter of fiscal 1995. The Company will continue to evaluate opportunities for additional cost savings. However, the Plan, as announced on April 7, 1994, has been completed.

PART II  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         a. The Annual Meeting of Shareholders of the Company was held September 29, 1994.

         b.  The following persons were elected directors of the Company:

                                                  SHARES VOTING
                  INDIVIDUAL                 FOR      WITHHELD   ABSTAIN
             -------------------------   ----------   --------   -------
             Robert A. Bernhard          18,071,567    301,268     -0-

             Richard A. Bernstein        18,052,018    320,817     -0-
             Samuel B. Fortenbaugh III   18,071,417    301,418     -0-
             Alan S. Gordon              18,012,267    360,568     -0-
             Jenny Morgenthau            18,069,061    303,774     -0-
             Michael A. Pietrangelo      18,071,517    301,318     -0-

         c. By a vote of 18,139,665 to 48,175 with 184,995 abstentions, Deloitte & Touche LLP was elected as the Company's independent auditors to audit the accounts of the Company for the fiscal year ending January 28, 1995.

ITEM 6.  Exhibits and Reports on Form 8-K:

         a.  Exhibit 15 - Letter re: unaudited interim financial information.

         b. No reports were filed on Form 8-K during the quarter for which this report is filed.

                                                                   Page 22 of 23

                                  Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WESTERN PUBLISHING GROUP, INC.

December 13, 1994                     /s/ Richard A. Bernstein
                                      Richard A. Bernstein
                                      Chairman

December 13, 1994                     /s/ Steven M. Grossman
                                      Steven M. Grossman
                                      Chief Financial Officer