Form 10-K405
period 1995-01-28
WESTERN PUBLISHING GROUP INC
filed 1995-05-15
CIK 790706

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

   [x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the Fiscal year ended January 28, 1995

                                  OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from ...... to ......

                        Commission file number 0-14399

                        Western Publishing Group, Inc.
            (Exact name of registrant as specified in its charter)

           Delaware                                06-1104930
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

 444 Madison Avenue, New York, New York                 10022
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  212-688-4500

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                              Title of Each Class
                         Common Stock, par value $ .01

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X or No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, is definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price as quoted on NASDAQ on April 13, 1995, was approximately $190,525,000.

     As of April 13, 1995, 21,023,274 shares of the Registrant's $.01 par value common stock were outstanding.

                                    PART I

ITEM 1.  BUSINESS
                                  BACKGROUND

     Western Publishing Group, Inc., through its two operating subsidiaries, Western Publishing Company, Inc., a Delaware corporation, and Penn Corporation, a Delaware corporation, is engaged in two business segments. The Consumer Products segment creates, produces and markets a variety of consumer products including children's story and picture books, interactive electronic books and games, computer and multi-media "edutainment" products, coloring books and other activity books, educational workbooks sold at retail, craft products, children's pre-recorded audio cassettes, book and audio cassette sets, pre-recorded video cassettes, FRAME-TRAY(Copyright) puzzles, special interest books for adults, decorated paper tableware, paper party accessories, gift wrap products, invitations, stationery and gift items. The Commercial Products segment provides the following printing and manufacturing services: (1) graphic services and commercial printing, such as the printing of books, catalogs, labels, tax forms, magazines and trading cards; (2) educational kit manufacturing, including printing, sourcing, packaging, development and assembly of educational kits; and (3) Custom Publishing(Copyright) services, such as the creation, production, assembly and distribution for consumer product and fast food companies of customized products for their marketing and promotional programs.

     Western Publishing Group, Inc.'s principal offices are located at 444 Madison Avenue, New York, New York 10022, and its telephone number is (212) 688-4500.

Sale and Phase Out of Operations

     On April 7, 1994, the Company adopted a plan (the "Plan") designed to improve its competitive position and reduce its cost structure through the sale, divestiture, consolidation or phase out of certain operations, properties and products, and a workforce reduction.

The Plan included the following major components:

      o An agreement to sell its game and puzzle operation (including certain inventories) to Hasbro, Inc. ("Hasbro"). This transaction was completed in August 1994 for cash proceeds of approximately $101,400,000.

      o The decision to exit the Direct Marketing Continuity Clubs and School Book Club businesses. These businesses were sold during the second and third quarters of Fiscal 1995 for aggregate cash proceeds of approximately $14,500,000.

      o The closedown and sale of the Company's Fayetteville, North Carolina manufacturing and distribution facility, which was primarily dedicated to the game and puzzle operation but was not included in the sale to Hasbro. This property, which is comprised of 702,000 square feet of office, warehousing and distribution space, has been closed and is currently being marketed for sale.

      o The decision to streamline the Company's publishing business so as to focus on its core competencies. This included a reduction in the management, administrative and direct labor workforces.

     The Company used the net cash proceeds arising from the Plan to repay outstanding debt under its Revolving Credit Agreement. The Plan, which was announced in the first quarter of Fiscal 1995, resulted in a pre-tax gain of approximately $20,000,000, inclusive of operating losses of the game, puzzle, direct marketing and school book club operations from January 30, 1994 through their respective disposition dates.

Provision for Write-down of Division

     During Fiscal 1994, the Company established a provision, including operating losses through the expected disposition date, to write-down the assets of the Advertising Specialty Division of its Penn Corporation subsidiary to net realizable value.

     On August 5, 1994, the sale of the Ritepoint/Chromatic and Adtrend businesses of the Division was completed for cash proceeds of approximately $5,650,000. On November 7, 1994, the sale of the Vitronic and K-Studio businesses of the Division was completed for cash proceeds of approximately $8,350,000. As the proceeds from the sale of this Division exceeded management's estimate, the Company adjusted its previously recorded provision for write-down of Division by recognizing a pre-tax gain of $1,100,000 in the fourth quarter of Fiscal 1995. The net cash proceeds from the sale of this Division were utilized to repay outstanding debt under the Revolving Credit Agreement.

                         BUSINESS SEGMENT INFORMATION

     For certain information with respect to net sales, operating profits and identifiable assets attributable to Western Publishing Group, Inc.'s Consumer Products and Commercial Products business segments, see Note 14 of the Notes to the Western Publishing Group, Inc. Consolidated Financial Statements, said Note being set forth on pages F-23 to F-24 herein.

                           CONSUMER PRODUCTS SEGMENT
Products

     Western Publishing Company, Inc. is the largest creator, publisher, manufacturer, printer and marketer of children's books in the United States. Children's books, including story and picture books for children aged two through eight, are principally marketed under the GOLDEN BOOKS(Registered), LITTLE GOLDEN BOOKS(Registered), GOLDEN BOOKS(Registered) WITH SOUND, GOLDEN SIGHT & SOUND(Registered), GOLDEN SING-A-LONG(Registered), MY FIRST GOLDEN BOOK(Registered) with SOUND, GOLDEN TALKING TALES(Registered), GOLDEN SEEK 'N' SOUND(Registered), GOLDEN SOUND STORY(Registered) and SOUND STORY(Trademark) trademarks. Activity books and products and educational workbooks for children are marketed under the GOLDEN BOOK(Registered), MERRIGOLD PRESS(Registered) and

GOLDEN BOOK(Registered)/STEP AHEAD(Registered) trademarks. Activity books and products include coloring books, PAINT WITH WATER(Registered) books, STICKER FUN(Registered) books, paper doll books, pop-up books, board books, shape books, MAGIC SLATE(Registered) PADS, crayons and boxed activity products. Western Publishing Company, Inc. also produces and markets pre-recorded video and audio cassettes for children under its GOLDEN BOOK VIDEO(Registered) and GOLDEN MUSIC(Registered) trademarks. Coin collecting products are marketed under its WHITMAN(Registered) trademark. Western Publishing Company, Inc. also sells arts and crafts products under its MERRIGOLD(Registered), GOLDEN(Registered), and COLOR EXPRESS(Registered) trademarks, pre-recorded audio cassette tapes packaged with books under its GOLDEN BOOK 'N' TAPE(Registered) trademark and other products that complement its lines of books, activity products and puzzles.

     Western Publishing Company, Inc. believes that its GOLDEN BOOK(Registered) brand name has strong consumer awareness and recognition and a reputation among consumers for creativity, quality, entertainment and educational value and customer satisfaction. Among the best known GOLDEN BOOK(Registered) titles are "Richard Scarry's Best Word Book Ever", "Pat the Bunny", "The Poky Little Puppy(Copyright)" and the "Golden Treasury of Children's Literature." GOLDEN BOOK(Registered) products are believed by Western Publishing Company, Inc., as a result of market research, to be recognized by virtually all American mothers with children under the age of ten.

     Western Publishing Company, Inc.'s hard cover trade imprint, ARTIST & WRITERS GUILD(Registered), has met with critical success. Publishing twenty titles a year, the imprint appeals to children and their parents and has garnered a large number of awards from the publishing, parenting and library media.

     Through August, 1994, Western Publishing Company, Inc. was one of the nation's largest manufacturers and marketers of children's and adult jigsaw puzzles and one of the largest producers and marketers of children's games, card games, classic family board games and adult board games. As set forth in the section entitled "Sale and Phase Out of Operations," the Company sold its games and puzzles business to Hasbro, Inc. The Company continues to manufacture and market children's FRAME-TRAY(Registered) puzzles as well as electronic sound games.

     Many of Western Publishing Company, Inc.'s products are published or produced under license from authors, inventors and other owners of intellectual properties. Products often feature popular characters licensed from other companies, including The Walt Disney Company, Children's Television Workshop (Sesame Street(Registered)), Mattel, Inc., Jim Henson Productions, Inc. DC Comics Inc., Marvel Entertainment Group, Inc., MCA/Universal Merchandising, Inc., Saban Entertainment, Inc., Time-Warner, Inc., Paramount Pictures Corporation and Twentieth Century Fox Film Corporation.

     Western Publishing Company, Inc.'s adult non-fiction book line is designed to inform the family on subjects of special interest and includes the GOLDEN GUIDES(Registered) line of books on subjects such as science, birds and astronomy and WHITMAN(Registered) coin collector products and other special interest adult books. However, Western Publishing Company, Inc. does not have significant market share in the adult book category.

     Penn Corporation believes that it is a recognized leader in the design and production of quality decorated paper tableware, party accessories, invitations, gift wrap products, stationery and giftware. Under its BEACH(Registered) and CONTEMPO(Registered) trademarks, Penn Corporation produces and markets to retailers an extensive line of decorated paper tableware consisting of plates, cups, napkins, table covers and guest towels, in a variety of coordinated designs, themes and colors. Penn Corporation works directly with leading design studios such as Gloria Vanderbilt, Gear, Giordano, Nick & Nora, Merrimekko, Laurette, Bob Van Allen, and J.G. Hook to offer tableware patterns that it believes are representative of the most current international design trends. Penn Corporation also produces and markets an extensive line of children's party tableware, party favors and accessories (such as games, horns, hats and blowouts), many of which feature characters licensed from The Walt Disney Company, Western Publishing Company, Inc., Children's Television Workshop (Sesame Street(Registered)), Time-Warner, Inc. and Marvel Entertainment Group, Inc.

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

     Under the RENNER DAVIS BY CONTEMPO(Trademark) trademark, Penn Corporation produces and markets hand-crafted stationery and giftware. RENNER DAVIS(Registered) stationery items include correspondence cards, invitations, writing papers and envelopes. Penn Corporation's writing papers are crafted by hand from fine quality watermarked papers with a high cotton fiber content. All sheets and notes are individually hand-edged and all envelopes are either lined or hand-bordered. The RENNER DAVIS BY CONTEMPO(Trademark) giftware line includes hand-crafted keepsake boxes, desk accessories and decorative kitchen accessories, such as address books, memo holders, picture frames and pencil holders, which are constructed from quality materials coordinated for color, finish, texture, pattern and style. Imaginative gift books featuring The Walt Disney Company and Jim Henson's Muppet Babies(Trademark) characters are also marketed to gift and department stores under the RENNER DAVIS BY CONTEMPO(Trademark) brand.

Licensing

     Licensing agreements are important factors in the differentiation of Western Publishing Group, Inc. products from those of its competitors. In the year ended January 28, 1995 ("Fiscal 1995"), approximately 61% of Western Publishing Group, Inc.'s Consumer Products segment sales were generated by books, games, FRAME-TRAY(Registered) puzzles, activity products, paper party goods and party favors featuring popular juvenile characters and properties licensed by Western Publishing Company, Inc. and Penn Corporation

from authors, illustrators, inventors and other companies. Most of Western Publishing Group, Inc.'s character licenses have terms of one to three years. Despite the relatively short period of each license, Western Publishing Group, Inc. has longstanding relationships with virtually all of its licensors. Licenses from authors and inventors are generally longer in duration, often for the term of the copyright.

     Approximately 39% of the Consumer Products segment sales in Fiscal 1995 were attributable to juvenile products incorporating characters and properties licensed from its five largest licensors: The Walt Disney Company, Children's Television Workshop (Sesame Street(Registered)), DC Comics Inc., Saban Entertainment, Inc. and Mattel, Inc.

     Royalty rates paid by Western Publishing Company, Inc. generally range from 6% to 10% of the invoiced price of the product featuring the licensed characters and properties. Many license agreements require advance royalty payments and minimum royalty guarantees, contain editorial standards that govern Western Publishing Company, Inc.'s use of the characters and properties and can be cancelled for failure to meet these standards or certain other contractual obligations. None of Western Publishing Company, Inc.'s licenses has been cancelled by the licensor for failure to meet these standards or obligations.

     Western Publishing Company, Inc. selects the characters and properties to be licensed primarily on such factors as adaptability to its markets, compatibility with its product lines, the identity of the licensor and other licensees of the character, the amount of licensor advertising and marketing support for the character, the timing of any scheduled promotion of the character and the terms offered by the licensor. Western Publishing Company, Inc. believes that the large breadth of its product categories and its vast distribution network, as well as the breadth and effectiveness of its sales and in-store retail merchandising forces, gives it an advantage over its competitors in obtaining licensing rights in part because of the large number of consumer impressions it creates and the royalties it generates. However, competition to obtain licenses is intense and Western Publishing Company, Inc. sometimes does not obtain a license that it seeks, or only obtains a non-exclusive license, and other times does not obtain a license for all of its desired product categories. In Fiscal 1995, Western Publishing Company, Inc. entered into many new licensing agreements, including Animaniacs(Trademark) with Time-Warner, Inc., Toontown(Registered) with The Walt Disney Company, Spot(Trademark) the Dog with Copyrights Group Limited, Mighty Morphin Power Rangers(Registered) with Saban Entertainment, Inc., and a new multi-year agreement with Marvel Entertainment Group, Inc. for Spiderman(Registered), X-Men(Registered), Fantastic Four(Registered) and Iron Man(Registered). In addition, licenses were obtained and product lines were produced in conjunction with Disney's release of the movie, "The Lion King", and re-release of "Snow White" on home video. Further, a licensing agreement was entered into with The Walt Disney Company for "A Goofy Movie" (an early 1995 spring theatrical release), "Pocahantas" (a summer 1995 theatrical release) and "The Toy Story" (a Thanksgiving release). A licensing agreement was also entered into with Universal City Studios, Inc. and Amblin Entertainment, Inc. for products related to their upcoming theatrical release of Casper(Trademark) and with DC Comics Inc. for their upcoming release of Batman Forever(Trademark).

     Upon obtaining a license, Western Publishing Company, Inc. develops story and activity books and other products featuring the licensed character or property to incorporate into its GOLDEN BOOK(Registered) lines and associated products. To develop those products, Western Publishing Company, Inc. utilizes its internal creative staff of over 100 editors, artists and designers and an extensive network of authors, artists and inventors who work on a regular, but free-lance basis, with Western Publishing Company, Inc.

     Penn Corporation's Beach/Contempo Division produces a line of children's party tableware and accessories featuring characters licensed from, among others, The Walt Disney Company, Western Publishing Company, Inc., Children's Television Workshop (Sesame Street(Registered)), Time-Warner, Inc. and Marvel Entertainment Group, Inc. Royalty rates paid by Penn Corporation generally range from 5% to 10% of the invoiced price of the product featuring the licensed characters and properties.

New Product Lines

     Western Publishing Group, Inc., through market research activities, has intensified its efforts to identify opportunities for either the development or acquisition of new product lines that consumers will recognize as offering value at a popular price and has allocated substantial resources to its new product acquisition and development efforts. In calendar 1992, it introduced new SOUND STORY(Registered) products including LITTLE GOLDEN BOOKS(Registered) SOUND STORY(Registered) Books, GOLDEN SING-A-LONG(Registered) Books and BIG BIRD'S TALKING BINGO(Trademark). In calendar 1993, it introduced new SOUND STORY(Registered) products including MY FIRST GOLDEN SOUND STORY(Registered) and GOLDEN TALKING TALES(Registered) books as well as GOLDEN SEEK 'N' SOUND(Registered) games. In calendar 1994, it introduced a number of items to its growing boxed arts & crafts category, including BARBIE(Trademark) party pins and keepsakes, a button and magnet maker kit that features easy to make plaster designs; and JIM HENSON'S MUPPET WORKSHOP(Trademark), a series of paper based, make your own Muppet(Trademark) craft kits. The GOLDEN
BOOKS(Registered) WITH SOUND product line introductions included MAGIC CORNER(Registered) books, a one sound board book series and SOUNDS BY ME(Trademark), a story book that includes sounds and a recording feature. As of calendar 1994, all of these products are marketed utilizing the GOLDEN BOOKS(Registered) brand as their primary brand.

     The Company, since acquiring Sight & Sound, Inc. in July 1990, has expanded its GOLDEN BOOKS(Registered) WITH SOUND product line to over 113 titles, including GOLDEN SOUND STORY(Registered) BOOKS DELUXE EDITION with 10 sounds, MY FIRST GOLDEN SOUND STORY(Registered) BOOKS with 5 sounds, the RANDOMIZER(Trademark) BOOKS electronic book adventures, GOLDEN TALKING TALES(Registered) with prerecorded conversations and 9 sounds, LITTLE GOLDEN BOOKS(Registered) SOUND STORY(Registered) BOOKS with 4 sounds, GOLDEN SOUND STORY(Registered) FAVORITES with 7 sounds; MAGIC CORNER(Registered) BOOKS, a board book with random sounds, GOLDEN SEEK 'N' SOUND(Registered), a sound based activity board, GOLDEN SING-A-LONG(Registered) with 5 sound effects and 8 songs, and SOUNDS BY ME(Trademark) which features pre-programmed sounds and a recording capability to create sounds. The Company sources sound pad components and finished goods abroad and as a result, scheduling is an important prerequisite to producing and distributing particular licensed product in a timely fashion. In fiscal 1996, the above products will be re-branded as GOLDEN BOOKS(Registered) WITH SOUND for consistency and to take advantage of the strong brand loyalty that customers have shown towards the GOLDEN
BOOK(Registered) brand (See "Management's Discussion and Analysis of Financial Condition and Results of Operations").

     In calendar 1992, Penn Corporation's Beach/Contempo Division introduced the Pretty Florals collection of decorated paper tableware which represented one of the top selling designs for the year. In addition, the Garden Variety and Hot 'n Spicy collections were introduced. In calendar 1993, it introduced its first shape and die cut paper plates and its first all over spring designs for napkins and table covers. It also introduced The Disney Gift Book program of social expression books in 8 innovative formats. In calendar 1994, the Company introduced its European designs giftwrap selections with dozens of floral and artistic designs on premium paper. The year also saw the introduction of a full line of party favors, accessories and decorations. The success of the expanded favors and decorations was most evident in the broad line of products successfully launched featuring Disney's Lion King characters.

     Toward the end of Fiscal 1995, Beach introduced new products including (a) paper plates with special shapes such as octagon and flower/petal scallops (b) napkins featuring the works of noted artists with edge to edge printing (c) a new selection of stationery, keepsake gifts and tableware products featuring the Vatican Library Collection and (e) the Gale and Ardie Sayers Celebration Collection of tableware designs.

Marketing and Distribution

     Western Publishing Company, Inc.'s marketing strategy for its consumer products is to create consumer demand through advertising, promotion and attractive point-of-purchase presentations in order to sell a high volume of popularly priced products through mass merchandising chains such as Wal-Mart Stores, Inc., K-Mart Corp., Fred Meyer Inc., Caldor, Inc. and Target Stores Incorporated; national book chains such as B. Dalton Book Seller and Walden Book Co., Inc.; toy stores such as Toys 'R' Us, Inc. and Kay-Bee Toys, Inc.; supermarkets such as Winn Dixie Stores, Inc., H.E. Butt Grocery Co. and Smith's Food and Drug Centers, Inc.; drug chains such as Walgreen Co., Revco D.S., Inc., Long's Drug Stores Corporation and Eckerd Drug Co.; warehouse clubs such as

Price/Costco and Sam's Clubs (Wal-Mart Stores, Inc.); deep discount drug stores such as Drug Emporium, Inc., Marc Glassman, Inc. (Marc's) and Phar-Mor, Inc.; trade bookstores; independent toy stores and other retail outlets.

     A majority of Western Publishing Company, Inc.'s consumer products sales are made directly to retailers through its 146 employee direct sales force, which it believes is larger than any of its competitors. The sales force was reorganized in Fiscal 1995 to ensure the retention of top sales people from the Company's business units that were sold.

     Western Publishing Company, Inc. also sells through wholesalers, distributors, sales representative organizations and food brokers. Western Publishing Company, Inc. generally provides retailers with wood racks, spinners, plan-o-gramming and its computerized space management planning service, all of which it believes provides a competitive advantage in obtaining favorable shelf space for its products. To promote sales, Western Publishing Company, Inc. uses print media, television, cooperative advertising programs, point-of-sale displays and a variety of consumer promotions (See "Retail Businesses").

     Beach Products markets its products to retailers through a combination of independent sales representatives and its own sales force. Beach Products provides retailers with display units and racks for its party goods and gift wrap products and conducts various sales incentive programs for its representatives and retailers. Beach Products also markets its decorated paper tableware directly to food service organizations and other institutional customers under the CUSTOMPRINTS(Registered) trademark. These items are imprinted with names, logos or messages for business and promotional use. In the mass market and chain store channels, Beach Products utilizes Western Publishing Company, Inc. and third party in-store retail merchandising forces.

Brand Equity

     The Company renewed its emphasis on its core publishing businesses in Fiscal 1995, and its GOLDEN BOOKS(Registered) brand name in the juvenile publishing, arts & crafts, color/activity, educational, audio and video categories. A GOLDEN BOOKS(Registered) Brand Equity plan was developed to capitalize on the brand's high level of awareness among consumers. The plan includes a packaging "line look" that incorporates a new GOLDEN BOOKS(Registered) logo and consumer advertising. All products previously marketed under the GOLDEN(Registered) brand will now carry the GOLDEN BOOKS(Registered) brand.

In-Store Merchandising

     In Fiscal 1995, Western Publishing Group, Inc. made significant use of its in-store retail merchandising service unit. This unit was reorganized as a result of the disposition of several business units. The merchandising unit is responsible for providing in-store merchandising services in support of all Western Publishing Group, Inc.'s product lines. This unit is focused on mass market, discount, toy and chain drug classes of trade and supports Western's expansion into other retail channels. By setting plan-o-grams, moving merchandise out of stock rooms, building displays, managing racks and product presentation and performing store level ordering services, product take away has increased and additional retail space has been captured. Sales increases have been experienced in all major retail chains where Western's merchandising services have been initiated. The Company believes it is providing vital services to the retailer which will enhance the long-term relationship between Western and the retailer.

Retail Businesses

      o    Category Management

     Western Publishing Company, Inc.'s Total Category Management(Service Mark) program provides retailers with Western's management of all operational and supply chain management functions to operate children's book departments.

     In Fiscal 1995, Western's innovative "shop-within-a-store" Books 'R' Us(Trademark) concept at Toys 'R' Us was expanded to approximately 330 stores as Toys 'R' Us assumed the day-to-day management of these "shops-within-a-store" as of February 1, 1994. Western has been advised that Toys 'R' Us intends to open approximately 100 additional Books 'R' Us locations in calendar 1995; all of which will feature a full array of GOLDEN BOOKS(Registered) products.

     Western's GOLDEN BOOKS STORYLAND FOR KIDS(Service Mark) "store-within-an-aisle" program features a greatly expanded book department at mass market retailers, with a bookstore atmosphere including special racks, signage and full face presentation of children's books. The STORYLAND(Trademark) program is managed and serviced by Western. Wal-Mart Stores, Inc., Caldor Inc., Fred
Meyer Inc. and other national chains embraced this program with approximately 650 participating retail outlets in operation at year end. The number of chains and stores adapting the STORYLAND(Trademark) program is growing and Western plans to open 550 additional locations in calendar 1995. In each case where a STORYLAND(Trademark) program has been installed, sales of children's books in general and Western's books in particular have significantly increased. To date, Wal-Mart Stores, Inc. has been the largest user of this program.

     During fiscal 1995, Western placed its GOLDEN BOOKS(Registered) kiosk units, a part of its retail management services efforts, in 190 Kids 'R' Us stores. The kiosk unit, which is a four-sided display unit specifically designed to showcase a variety of products in the least amount of floor space, features a full product assortment mix of the top selling GOLDEN BOOKS(Registered), storybooks and activity/entertainment products. The Kids 'R' Us GOLDEN BOOKS(Registered) kiosk features seasonal products as well as everyday favorites.

      o    GOLDEN BOOKS(Registered) Showcase Stores

     The Company has three GOLDEN BOOKS(Registered) Showcase Store locations. Its first GOLDEN BOOKS(Registered) Showcase store was opened in Schaumburg, IL in November 1992; the second store was opened in the CityWalk Center at Universal City in Burbank, CA in June 1993; and the third store was opened in Rockefeller Center in New York City in April 1994. Each of the stores features only Western Publishing Group, Inc. consumer products. Each store is located in a different environment. The Schaumburg, IL store is located in the Woodfield Mall, an upscale suburban mall. The CityWalk store is located adjacent to the Universal City theme park in Burbank, CA. The New York City store is located in a midtown, high-trafficked urban area. All three GOLDEN BOOKS(Registered) Showcase stores permit the Company to support and expand its GOLDEN BOOK(Registered) brand recognition as well as test product and survey consumers in different environments.

      o    GOLDEN BOOKS(Registered) Factory Outlet Program

     The Company set up its first GOLDEN BOOKS(Registered) Mini Factory Outlet Kiosk in August 1994 in the Gurnee Mills Mall in Gurnee, IL to provide an outlet for effective liquidation of corporate overstocks and discontinued products.

The kiosk features an array of GOLDEN BOOK(Registered) storybooks and products, and will be used as a model for similar factory outlet kiosks in other locations. The Company is currently scheduled to open a kiosk in the Franklin Mills Mall in Philadelphia, PA in calendar 1995.

International Sales

     Western Publishing Group, Inc.'s international sales in Fiscal 1995 were approximately 6% of net sales, the majority of which were derived through a Canadian subsidiary of Western Publishing Company, Inc., Western Publishing (Canada) Inc., and a sales, distribution and licensing division of Western Publishing Company, Inc. in the United Kingdom. The Canadian subsidiary serves the Canadian market and distributes Western Publishing Company, Inc. consumer products, as well as distributing toy and hobby products for other manufacturers. The operation located in London, England serves the United Kingdom and other European markets. Additionally, the Company has been expanding its export sales to its distributor in Australia as well as to customers in Spanish speaking countries including Mexico and South America.

Competition

     Although Western Publishing Company, Inc. has one of the largest shares of the market for children's story books and activity books, there are other major competitors in the industry, such as Random House, Inc., Simon & Schuster, Inc. and G.P. Putnam & Sons, a division of The Putnam Berkley Publishing Group, as well as many other publishers. There also are numerous competitors in the markets for FRAME-TRAY(Registered) puzzles and adult books marketed by Western Publishing Company, Inc. Competition is intense and is based primarily on price, quality, distribution, advertising and licenses. In addition, Western Publishing Company, Inc. competes for a share of consumer spending on juvenile entertainment and educational products against companies that market a broad range of other products for children.

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

     Penn Corporation has many major competitors in the paper tableware, gift wrap and stationery industries, including Hallmark Cards, Inc., American Greetings Corp., James River Corp., Unique Industries, Inc., and Amscan, Inc.

Trademarks

     Western Publishing Company, Inc. has numerous registered trademarks and service marks in the United States and other countries, including for various uses LITTLE GOLDEN BOOKS(Registered), GOLDEN BOOKS(Registered), GOLDEN PRESS(Registered), SIGHT & SOUND(Registered), GOLDEN SOUND STORY(Registered), ARTISTS & WRITERS GUILD(Registered), STEP AHEAD(Registered),

MERRIGOLD(Registered), GOLDEN SEEK 'N' SOUND(Registered), GOLDEN TALKING TALES(Registered), GOLDEN SING-A-LONG(Registered), GOLDEN BOOK 'N' TAPE(Registered), PAINT WITH WATER(Registered) and WHITMAN(Registered). Western Publishing Company, Inc. believes that the GOLDEN BOOK(Registered) trademark is material to the conduct of its business. Western Publishing Company, Inc. also has registered trademarks for MAGIC SLATE(Registered), its well-known children's activity product, STICKER FUN(Registered), its children's activity books, FRAME-TRAY(Registered), its popular children's puzzles and WHITMAN(Registered), its line of products for coin collecting enthusiasts. Western Publishing Company, Inc. has certain patents, some of which are material to the conduct of its business. Penn Corporation has several registered trademarks in the United States, including BEACH(Registered), CONTEMPO(Registered) and RENNER DAVIS(Registered).

Inventory; Returns; Backlog

     Both Western Publishing Company, Inc. and Penn Corporation have their own production capabilities and do not rely to any material extent on suppliers for their finished product inventory needs, except for a limited number of products that they do not self-manufacture. Western Publishing Company, Inc. continues to maintain a high level of finished goods inventory to support the just-in-time nature of its business and fulfill its customer service requirements (see Management's Discussion and Analysis on page 19 for a discussion of inventory). Under certain circumstances, when Company approval is secured in advance, a customer may return saleable merchandise. Both companies provide payment terms standard in their respective industries. Backlog is not meaningful to either company's business.

Regulation

     Some of Western Publishing Company, Inc.'s products must comply with the child safety laws which, in general, prohibit the use of materials that might be hazardous to children. Western Publishing Company, Inc. maintains its own materials testing laboratory to assure the quality and safety of its products. Western Publishing Company, Inc. has experienced no difficulty and incurred no material costs in complying with these laws. Certain of Penn Corporation's tableware products are subject to regulations of the Food and Drug Administration and the Company has experienced no difficulty and has incurred no material costs in complying with these regulations.

                          COMMERCIAL PRODUCTS SEGMENT

     Western Publishing Company, Inc., through its Diversified Products Division, provides creative, printing and publishing services to others.
Western Publishing Company, Inc. groups these activities into three business categories: graphic art services and commercial printing; educational kit manufacturing and custom publishing services. During calendar 1994, the Diversified Products Division refocused its business emphasis to better utilize its core manufacturing competencies and creative resources.

Graphic Art Services and Commercial Printing


     A substantial portion of Western Publishing Company's graphic services and commercial printing business is concentrated in the printing of books, industrial manuals, catalogs, maps and promotional materials. Western Publishing Company, Inc. also engages in commodity printing (such as tax instruction booklets and tax forms), which business usually is obtained on a competitive bid basis and is generally produced when the Company has production capacity available. Customers include Parachute Press, Inc., Bantam Doubleday Dell Publishing Group, Grass Roots Publishing, Inc., International Bible Society, American Bible Society, Random House, Inc., World Pog Federation, Ralston Purina Company, General Motors Corp., American Greetings Corp. and The Walt Disney Company.

Educational Kit Manufacturing

     Educational kit manufacturing includes the development, printing, sourcing, packaging and assembly of as many as 200 different components for one kit. Western Publishing Company, Inc. has produced educational kits for the nation's foremost educational publishers, including Scott Foresman & Company, World Book, Inc., Houghton Mifflin Company, Harcourt Brace & Co., Macmillan/McGraw-Hill School Publishing Company, Grolier, Inc. and IBM Corp.

Custom Publishing

     Custom Publishing(Registered) includes the creation, design, production, assembly and distribution for major consumer products and fast food companies of customized products for their marketing and promotional programs. Recent Custom Publishing(Registered) customers include Long John Silver's, Inc., Planters Lifesavers Co., Mars Inc., Wendy's International, Inc., Mattel, Inc., Toys 'R' Us, Inc., Pizza Hut Inc., Continental Airlines Corp., American Airlines, Inc. and Payless Shoe Source. Custom Publishing(Registered) utilizes the complete creative capabilities of Western Publishing Company, Inc., as well as its marketing, art, editorial, rights and royalty and product engineering groups.

Marketing and Competition

     Western Publishing Company, Inc.'s Diversified Products services are sold by approximately 40 employee sales representatives located in field sales offices throughout the United States. Western Publishing Company, Inc. utilizes its Consumer Products resources and relationships to assist in the marketing of its Diversified Products services. Competition, which is based upon formats, price, quality and delivery, is intense, particularly in the graphic art and commercial printing businesses. Western Publishing Company, Inc. has several unique manufacturing processes and creative resources which enhance its competitive position in the marketplace. Western Publishing Company, Inc. competes in this area with numerous companies, the largest of which is R.R. Donnelly & Sons Company.

                              GENERAL INFORMATION

Seasonality

     Western Publishing Group, Inc. experiences seasonality, particularly in its

Consumer Products segment, with highest revenues in the third fiscal quarter. Western Publishing Company, Inc. generally uses certain of its production facilities that are not being fully utilized by its Consumer Products segment for its graphic art and commercial printing activities, thereby somewhat reducing the seasonality of Western Publishing Company, Inc.'s overall business. However, revenues in the second half of the Company's fiscal year were approximately 57% of Fiscal 1995 revenues.

Raw Materials

     Both Western Publishing Company, Inc. and Penn Corporation use a wide variety of paper, plastic, inks and other raw materials in the manufacture of their products. Neither Western Publishing Company, Inc. nor Penn Corporation is dependent on any one supplier for any raw material. However, due to increased industry-wide demand, Western is experiencing price increases and has experienced some difficulty in obtaining certain grades of paper from time to time. Western does not anticipate any interruption in its business because of current conditions.

Employees

     Western Publishing Group, Inc. employs in the aggregate approximately 2,800 full-time employees and 550 part-time employees. Approximately 900 employees are represented by labor unions. In Fiscal 1995, Western Publishing (Canada), Inc. negotiated a new three-year contract with the International Automobile Workers Union on terms it considers satisfactory. Western Publishing Company, Inc. and Penn Corporation believe that their relations with their employees are generally good.

ITEM 2.  PROPERTIES

     Western Publishing Company, Inc.'s facilities are designed principally for the manufacture of products of its Consumer Products and Diversified Products Divisions. Western Publishing Company, Inc. devotes substantial resources to maintain its facilities in good operating condition and, where appropriate, to improve facilities so that they are cost efficient and competitive in the principal markets in which it competes. Western Publishing Company, Inc. has substantial sheetfed and web press manufacturing capacity in its Cambridge, MD and Racine, WI plants. Capacity utilization in these facilities, based on operating three shifts a day, five days a week, averaged approximately 58% in Fiscal 1995.

     Penn Corporation's manufacturing facilities are designed solely for the manufacture of its products. These facilities are maintained in good operating condition and, where necessary, upgraded in line with business needs. Penn Corporation employs certain sophisticated machinery in its manufacturing facilities including napkin, table cover, paper plate and cup making machinery, color presses, a narrow web press, plate formers, table cover embosser/folders and Senning wrap-over machines at its BEACH(Registered)/CONTEMPO(Registered) Division; and paper cutting, scoring, box erecting and envelope making machinery at its RENNER DAVIS(Registered) Division.


     Certain information as to the significant properties used by Western Publishing Company, Inc. and Penn Corporation in the conduct of their businesses is set forth in the following table:


Location            Square Feet     Type of Use
- --------            -----------     -----------
Racine, WI            960,000       Corporate, creative and marketing offices;
                                    printing and warehousing facilities

Coffeyville, KS       672,000       Warehousing and distribution

Crawfordsville, IN    403,000       Warehousing and distribution

Cambridge, MD         200,000       Printing; warehousing

Cambridge,            148,000       Canadian corporate offices; sales offices;
  Ontario, Canada                   warehousing and distribution

Kalamazoo, MI         458,000       Corporate offices; manufacturing;
                                    warehousing and distribution

W. Springfield, MA     41,000       Manufacturing; warehousing

New York, NY           35,000       Publishing offices; sales offices

     All of these properties are owned by either Western Publishing Company, Inc. or Penn Corporation, except for two leases covering 438,000 square feet of the Wisconsin properties (leases expire August 31, 1995 and January 31, 1996 with Western Publishing Company, Inc. having options to renew with respect to these leases); two leases covering 90,000 square feet in Cambridge, MD, the first of which expires on September 30, 1995 and the second of which is on a month to month basis; two leases covering 60,000 square feet in Coffeyville, KS which expired April 30, 1994, and are leased on a month to month basis; one lease covering the Massachusetts property (lease expires May 31, 1995 with Penn Corporation having an option to renew); and a lease covering a New York property (lease expires December 31, 2003). All of these properties, except for West Springfield, MA; Kalamazoo, MI and Canadian locations are employed in both the Consumer Products and Commercial Business segments; the West Springfield, MA; Kalamazoo, MI and Canadian properties are used solely in the Consumer Products business segment. In addition to the properties described above, Western Publishing Company, Inc. and Penn Corporation own or rent various other properties that are used for administration, sales offices and warehousing.

     Western Publishing Group, Inc. believes that, in general, its plants and equipment are well maintained, in good operating condition and adequate for its present needs. Western Publishing Group, Inc. regularly upgrades and modernizes its facilities and equipment. Capital additions were approximately $19,300,000 in Fiscal 1995.

ITEM 3.  LEGAL PROCEEDINGS


     Western Publishing Group, Inc. and its subsidiaries are parties to certain legal proceedings which are incidental to their ordinary business and none of which the Company believes will be material to Western Publishing Group, Inc. or its subsidiaries.

     Two subsidiaries of Western Publishing Group, Inc., Western Publishing Company, Inc. ("Western") and Penn Corporation ("Penn"), have been informed by the United States Environmental Protection Agency ("EPA") and/or state regulatory agencies that they may be potentially responsible parties ("PRPs") and face liabilities under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly known as "CERCLA" or "Superfund") or similar state laws at seven sites that are currently undergoing investigation and/or remediation of environmental contamination. In all but one instance, the relevant subsidiary of Western Publishing Group, Inc. is one of a number of PRPs that have been identified by EPA or the relevant state agency with respect to the site.

     Western is investigating its alleged connection to three sites identified in the past year. With respect to one of those sites, Western has not yet discovered any information demonstrating that it shipped any material to this site. The state has identified approximately 100 PRPs at the site. With respect to the second recently identified site, the evidence of Western's involvement as set forth by Federal EPA in support of its claim is conflicting. At most, Western would have used the disposal site for only four of the 30 years that the site was in operation. The estimated cost of the selected remedy for the site is $7.4 million and the owner/operator has agreed to accept a 70% allocable share, leaving the approximately 60 generator PRPs (including Western) with the remaining 30% share. At the third recently identified site, the PRP is in the process of negotiating with the Wisconsin Department of Natural Resources ("WDNR") to resolve its liability at the site. Based on current information, the drum removal action proposed by WDNR, if accepted by Western will cost in the range of $100,000 to $200,000.

     At another site, Western's liability pursuant to the terms of a consent decree is limited to approximately 4% of the total costs at the site. The current estimate of total costs is in the range of $22 million. In accordance with the consent decree, Western has provided for its share of the probable cleanup costs.

     A division of Penn Corporation has been identified as a PRP at a Michigan site. In September 1990, EPA approved a remedial action for this site that EPA estimated would cost $16.2 million. The PRP identified as the largest contributor to the site is conducting the cleanup, and has entered into settlements with approximately 225 other PRPs. This PRP filed a private cost recovery action against Penn Corporation and approximately 40 other PRPs in the U.S. District Court for the Western District of Michigan. The percentage of waste at the site attributed to Penn Corporation is approximately 1% or less of the total volume of waste shipped to the site, but Penn Corporation has not been able to reach a settlement with the plaintiff PRP. The litigation is currently in discovery.

     At the Hertel Landfill in Plattekill, New York, Western is one of five
PRPs sued by EPA in 1994 for recovery of past EPA response costs.  United States
v. Western Publishing Company, Civil Action No. 94-CV-1247 (CGC\DNH)

(N.D.N.Y.). In September 1991, EPA approved a remedial action for the Hertel Landfill site that had a present value cost of approximately $8 million. Currently, one of the PRPs is complying with an EPA unilateral administrative order requiring investigation and cleanup of the Site and is seeking contribution towards its cost from approximately 25 PRPs, including Western. At the time that order was issued, Western, as one of the recipients of the order, chose not to comply with the order, believing that it had sufficient cause not to comply. The 1994 action filed by the United States does not seek penalties or damages related to Western's decision not to comply with the EPA unilateral administrative order. At the current time, the PRPs have not allocated responsibility at this site.

     Western also has been identified as a PRP at another site in New York State. Western and nine other PRPs received a notice letter from the State of New York regarding this site and is in the process of investigating that alleged use of this site for disposal. The State has incurred past oversight costs of at least $500,000 in connection with this site and has sought to recover a portion of those costs from Western. In addition, there may be future monitoring costs associated with this site, but the amount of these costs is presently not known.

     Western and Penn are actively pursuing resolution of the aforementioned matters. Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, the cost can be reasonably estimated and the Company's responsibility is established. While it is not feasible to predict or determine the outcome of these proceedings, it is the opinion of management that their outcome, to the extent not provided for through insurance or otherwise, will not have a materially adverse effect on the Company's financial position or future results of operations. Western Publishing Group, Inc. believes that certain of its insurance policies may cover these claims and is currently litigating against its insurers for coverage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                  AGE   POSITION(S)
- ----                  ---   -----------
Glenn R. Albrecht     58    Senior Vice President-Logistics and Distribution of
                            Western Publishing Company, Inc.

Bruce A. Bernberg     51    Senior Vice President-Finance and Administration of
                            Western Publishing Company, Inc.

Richard A. Bernstein  48    Director, Chairman and Chief Executive Officer of
                            Western Publishing Group, Inc.; Chairman of Western
                            Publishing Company, Inc.; Chairman, President and
                            Chief Executive Officer of Penn Corporation

James A. Cohen        49    Senior Vice President-Legal Affairs and Secretary
                            of Western Publishing Group, Inc.; Senior Vice
                            President-Legal Affairs and Secretary of Western
                            Publishing Company, Inc. and Vice President-Legal
                            Affairs and Secretary of Penn Corporation.

Ira A. Gomberg        51    Vice President-Business Development and Corporate
                            Communications of Western Publishing Group, Inc.;
                            Vice President of Western Publishing Company, Inc.;
                            Vice President of Penn Corporation

Dale Gordon           47    Vice President and General Counsel of Western
                            Publishing Group, Inc.; Western Publishing Company,
                            Inc. and Penn Corporation

Steven M. Grossman    34    Executive Vice President, Treasurer and Chief
                            Financial Officer of Western Publishing Group, Inc.;
                            Executive Vice President and Treasurer of Western
                            Publishing Company, Inc.;  Executive Vice President,
                            Treasurer and Chief Financial Officer of Penn
                            Corporation.

Ilan Reich            40    Vice President-Special Projects of Western
                            Publishing Group, Inc.

Laurence Usdin        52    Vice President and Corporate Controller of Western
                            Publishing Group, Inc.; Vice President and Assistant
                            Secretary of Western Publishing Company, Inc.

Hal B. Weiss          38    Vice President and Assistant Treasurer of Western
                            Publishing Group, Inc.

     Mr. Albrecht has been Senior Vice President-Logistics and Distribution of

Western Publishing Company, Inc. since March 24, 1994. Prior to that, Mr. Albrecht had been Senior Vice President - Manufacturing & Distribution from May
24, 1991 to March 23, 1994.   From August 1986 to May 1991, Mr. Albrecht had
been Vice President of Manufacturing. Mr. Albrecht joined Western Publishing Company, Inc. in a manufacturing management capacity in 1973. Prior to being appointed Vice President, Mr. Albrecht held a succession of manufacturing management positions. Mr. Albrecht is a board member of the Racine United Way, a director of Printing Industries of Wisconsin and a director of the Racine Area Manufacturers Association.

     Mr. Bernberg has been Senior Vice President-Finance and Administration of Western Publishing Company, Inc. since May 1987. Mr. Bernberg joined Western Publishing Company, Inc. as Vice President, Finance in 1982 and was elected Chief Financial Officer in 1984. Mr. Bernberg is a director of St. Mary's Medical Center and St. Luke's Hospital in Racine, Wisconsin.

     Mr. Bernstein has been Chairman and Chief Executive Officer of Western Publishing Group, Inc. and Chairman of Western Publishing Company, Inc. since February 1984. From 1984 to August 1989, Mr. Bernstein was also President of Western Publishing Group, Inc. In November 1986, Mr. Bernstein became Chairman, President and Chief Executive Officer of Penn Corporation. He is President of P&E Properties, Inc., a private commercial real estate ownership/management company, and has been for more than five years. Mr. Bernstein is the sole shareholder of P&E Properties, Inc. He is a member of the Regional Advisory Board of Chemical Bank, a member of the Board of Trustees of New York University, a member of the Board of Overseers of the New York University Stern School of Business, a Director and Vice President of the Police Athletic League, Inc., a member of the Board of Trustees of New York University's Hospital for Joint Diseases/Orthopaedic Institute, a member of the Board of Directors of The Big Apple Circus, Inc., and a member of The Economic Club of New York.

     Mr. Cohen has been Senior Vice President-Legal Affairs and Secretary of Western Publishing Group, Inc. since December 1991 and a senior executive of P&E Properties, Inc. since February 1984. He became Senior Vice President-Legal Affairs & Secretary of Western Publishing Company, Inc. in January 1995. From February 1984 until December 1991 he was Vice President, General Counsel and Secretary of Western Publishing Group, Inc. In March 1987, Mr. Cohen became Secretary of Western Publishing Company, Inc. and in January 1993, Vice President-Legal Affairs of that company. In November 1986, Mr. Cohen became Secretary of Penn Corporation, in April 1987, Vice President and General Counsel, and in May 1991, Vice President-Legal Affairs and Secretary of that corporation.

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

     Mr. Grossman has been Executive Vice President, Treasurer and Chief Financial Officer of Western Publishing Group, Inc. since June 1994. Prior to that, Mr. Grossman was Vice President-Financial Planning. Since July, 1992, he has also been an employee of P & E Properties, Inc. From August 1983 to July 1992 Mr. Grossman was with the public accounting firm of Deloitte & Touche. He is a Certified Public Accountant licensed in the State of New York.

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

     Mr. Weiss has been Vice President and Assistant Treasurer of Western Publishing Group, Inc. since August 1990. From April 1986 until July 1990, Mr. Weiss was Controller and Assistant Treasurer of Western Publishing Group, Inc. and from November 1986 until July 1989 he was Controller of Penn Corporation.
In addition, Mr. Weiss has been Controller of P&E Properties, Inc. since 1985. Mr. Weiss is a Certified Public Accountant. Prior to joining Western Publishing Group, Inc. in 1985, Mr. Weiss practiced public accounting at the firm of Turner, Imowitz and Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

                           STOCKHOLDERS' INFORMATION

COMMON STOCK PRICES

Western Publishing Group, Inc. completed an initial public offering of its Common Stock on April 22, 1986. The Common Stock is traded over-the-counter and is quoted on the NASDAQ National Market System (symbol WPGI). The following table sets forth the range of prices (which represent actual transactions) by quarter as provided by the National Association of Securities Dealers, Inc.

Fiscal Year Ended January 28, 1995
- --------------------------------------------
                      High            Low
First Quarter         20 1/4          11
Second Quarter        12 7/8          9 5/8
Third Quarter         14 1/8          10
Fourth Quarter        12 5/8          9 1/4

Fiscal Year Ended January 29, 1994
- --------------------------------------------
                      High            Low
First Quarter         18 1/2          13 1/4
Second Quarter        17 3/8          13 3/8
Third Quarter         16 3/4          13 3/8
Fourth Quarter        20 1/4          12 1/4

DIVIDEND POLICY

Since its organization in 1984, Western Publishing Group, Inc. has not paid any cash dividends on its Common Stock. Management does not anticipate the payment of cash dividends on Common Stock in the foreseeable future (see Note 6 to the Company's Consolidated Financial Statements).

ITEM 6. SELECTED FINANCIAL DATA


                                                                 1995         1994         1993        1992       1991
                                                                       (In Thousands Except For Per Share Data)
INCOME STATEMENT DATA:
REVENUES:
 Net sales                                                    $ 398,354    $ 613,464    $ 649,089   $ 552,360   $ 491,089
 Royalties and other income                                       4,201        3,211        3,062       2,141       2,486
                                                              ---------    ---------    ---------   ---------   ---------

    Total revenues                                              402,555      616,675      652,151     554,501     493,575
                                                              ---------    ---------    ---------   ---------   ---------

COSTS AND EXPENSES:
 Cost of sales                                                  297,421      432,503      425,274     365,913     324,082
  Selling, general and administrative                           124,128      203,042      188,161     160,059     148,293
 Gain on streamlining plan                                      (20,352)
 Provision for write-down of Division                            (1,100)      28,180
                                                              ---------    ---------    ---------   ---------   ---------

    Total costs and expenses                                    400,097      663,725      613,435     525,972     472,375
                                                              ---------    ---------    ---------   ---------   ---------

 INCOME (LOSS) BEFORE INTEREST EXPENSE, INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE             2,458      (47,050)      38,716      28,529      21,200

 INTEREST EXPENSE                                                17,567       16,270       10,358       6,255       7,533
                                                              ---------    ---------    ---------   ---------   ---------

 (LOSS) INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                      (15,109)     (63,320)      28,358      22,274      13,667

 PROVISION (BENEFIT) FOR INCOME TAXES                             2,470      (22,295)      10,860       8,580       5,650
                                                              ---------    ---------    ---------   ---------   ---------

 (LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                          (17,579)     (41,025)      17,498      13,694       8,017

 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                         (14,800)
                                                              ---------    ---------    ---------   ---------   ---------

 NET (LOSS) INCOME                                            $ (17,579)   $ (55,825)   $  17,498   $  13,694   $   8,017
                                                              =========    =========    =========   =========   =========

 (LOSS) INCOME PER COMMON SHARE:
 Before cumulative effect of change in accounting principle   $    (.88)   $   (1.99)   $     .80   $     .62   $     .34
 Cumulative effect of change in accounting principle                            (.71)
                                                              ---------    ---------    ---------   ---------   ---------

 NET (LOSS) INCOME                                            $    (.88)   $   (2.70)   $     .80   $     .62   $     .34
                                                              =========    =========    =========   =========   =========
BALANCE SHEET DATA (AT PERIOD END):
 Working capital                                              $ 227,990    $ 332,979    $ 283,101   $ 106,556   $  95,474
 Total assets                                                   428,806      505,116      508,585     390,965     331,740
 Long-term debt                                                 149,828      229,812      179,797
 Convertible preferred stock                                      9,985        9,985        9,985       9,985       9,985
 Common stockholders' equity                                    140,794      158,673      215,246     199,393     186,857

The selected financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal Year Ended January 28, 1995 (Fiscal 1995)
Compared to Fiscal Year Ended January 29, 1994 (Fiscal 1994)

On May 12, 1993, the Company established a provision, including operating losses through the expected disposition date, to write-down the assets of the Advertising Specialty Division of its Penn Corporation subsidiary to net realizable value. Further, on April 7, 1994, the Company announced the adoption of a plan (the "Plan" or "streamlining plan") designed to improve its competitive position and reduce its operating cost structure through the sale, divestiture, consolidation or phase out of certain operations, properties and products, and a reduction in its management, administrative and direct labor workforces. The Plan included the sale of the game and puzzle operation, the exit from direct marketing continuity clubs and school book club businesses, the closure and sale of the Company's Fayetteville, North Carolina manufacturing and distribution facility and streamlining the Company's publishing business so as to focus on its core competencies. Therefore, subsequent to the Company's quarter ended May 1, 1993, the results of operations do not include the results of the Advertising Specialty Division and subsequent to January 29, 1994, the results of operations do not include the results of those businesses and facilities sold or closed as part of the Plan.

During the year ended January 28, 1995, the game and puzzle operation was sold to Hasbro, Inc. for cash proceeds of $101.4 million; the sale of the Advertising Specialty Division was completed for cash proceeds of $14.0 million; the Direct Marketing Continuity Clubs business was sold for cash proceeds of $10.2 million and the Company completed the sale of its School Book Club business for cash proceeds of $4.3 million.

Revenues for the year ended January 28, 1995 decreased $214.1 million (34.7%) to $402.6 million as compared to $616.7 million for the year ended January 29, 1994. Excluding revenues of the operations disposed of under the Plan, revenues decreased $76.3 million (15.9%) for the year ended January 28, 1995, as compared to the prior year. Consumer Products Segment revenues from ongoing operations decreased $68.7 million (16.6%) for the year ended January 28, 1995. The decline for the year resulted from lower sales of non-Western products after the management of the Books 'R' Us program at Toys 'R' Us was assumed by Toys 'R' Us at the beginning of fiscal 1995; lower sales of interactive electronic storybooks as the growth in new electronic storybook formats was offset by original formats approaching maturity; and the continued reductions in retailers' on-hand inventories, resulting in a slower order rate for restocking and future orders. Additionally, the decrease for the year was further impacted by the decline in domestic consumer product sales caused by distractions resulting from the previously contemplated sale of the Company; market uncertainties and employee concerns associated with announced and implemented overhead reduction measures and the sales of certain of the Company's businesses as outlined in the Plan. Commercial product segment revenues (other than revenues of the Advertising Specialty Division), which are comprised of printing services, decreased $7.6 million (11.7%) for the year ended January 28, 1995. The decline for the year was due to decreases in sales of kits, services to third party software developers and custom publishing.

Price increases in the Consumer Products Segment were approximately 3%. Sales of printing services are the result of individual agreements entered into with customers as to price and services performed. Accordingly, the effects on inflation cannot be determined on the sales of printing services.

Income before interest expense and income taxes for the year ended January 28, 1995 was $2.5 million as compared to a loss of $47.1 million for the year ended January 29, 1994. This improvement of $49.6 million was the result of a $20.4 million gain on streamlining plan, a $1.1 million reduction to the Company's previously recorded provision for write-down of the Advertising Specialty Division, a $78.9 million decrease in selling, general and administrative expenses and a $79.0 million decrease in gross profit. In addition, operations for the year ended January 29, 1994 included a $28.2 million provision to write-down the carrying value of the assets of the Advertising Specialty Division to their estimated net realizable value.

Gross profit for the year ended January 28, 1995 was $105.1 million, as compared to $184.2 million for the year ended January 29, 1994, a decrease of 42.9%. As a percentage of revenues, the gross profit margin decreased to 26.1% for fiscal 1995 as compared to 29.9% for fiscal 1994. For ongoing operations, gross profit for fiscal 1995 decreased $32.3 million (23.5%) to $105.1 million, compared to $137.5 million in fiscal 1994. As a percentage of revenues, the gross profit margin decreased to 26.1% for fiscal 1995 as compared to 28.7% for fiscal 1994. In the Consumer Products Segment, gross profit of on-going operations decreased $32.3 million (24.7%) to $98.3 million for the year ended January 28, 1995, as compared to the year ended January 29, 1994. As a percentage of revenues, the Consumer Products Segment gross profit margin decreased to 28.5% for fiscal 1995 as compared to 31.5% for fiscal 1994. A substantial portion of the decrease in gross profit margin for the year arose from negative manufacturing variances due to lower production in response to the Company's continuing efforts to reduce inventories. Additionally, the decrease in gross profit margin was attributable to a change in product mix, which caused an increase in royalty costs and increased freight costs associated with category management and direct store shipment programs. In the Commercial Products Segment, the gross profit margin of printing services increased to 12.0% in fiscal 1995 from 10.7% in fiscal 1994. The increase for the year was due to a more favorable product mix.

Selling, general and administrative expenses for the year ended January 28, 1995 decreased $78.9 million (38.9%) to $124.1 million as compared to $203.0 million for the year ended January 29, 1994. For ongoing operations, selling, general and administrative expenses for the year ended January 28, 1995 decreased $19.6 million (13.6%) to $124.1 million as compared to $143.7 million for the year ended January 29, 1994. The decrease was primarily attributable to decreased sales promotion costs, including the costs of corrugated displays and co-op advertising, and reduced personnel and other costs resulting from the implementation of the Plan.

Interest expense for the year increased $1.3 million to $17.6 million as compared to $16.3 million in fiscal 1994. While the increase was due to higher interest rates, it was substantially offset by increased earnings from invested cash balances of $1.2 million. Total average outstanding debt decreased to $221.3 million for the year from $248.7 million for the previous year (see Financial Condition, Liquidity and Capital Resources), while average interest rates increased from 6.6% to 7.9%. The increase in average interest rates resulted primarily from the increase in short term rates.

The Company's income tax provision for fiscal 1995 includes income taxes resulting from the streamlining plan gain, the adjustment of the provision for write-down of Division and an effective income tax benefit rate of 16.0% from operations. The effective income tax benefit rate from operations is significantly below the federal statutory rate due to losses incurred during the year for which no tax benefit has been recognized, partially offset by permanent differences relating to the sale of the Advertising Specialty Division. Profitable operating results in subsequent years will benefit from an income tax provision rate which will be lower than the statutory rate due to the reinstatement of deferred tax assets for which a valuation allowance was establishing in fiscal 1995. For the year ended January 29, 1994, the income tax benefit rate was 35.2%.

The loss for the year ended January 28, 1995, before the streamlining plan gain and the adjustment of the provision for write-down of Division was $30.7 million or $1.50 per share, compared to a loss of $21.7 million or $1.07 per share, before the provision for write-down of Division and the cumulative effect of a change in accounting principle (postretirement benefits other than pensions), for the year ended January 29, 1994. During the year, the Company recorded a streamlining plan gain of $20.4 million ($12.4 million, net of income taxes) or $.59 per share and adjusted its provision for write-down of Division by $1.1 million ($.8 million, net of income taxes) or $.03 per share. Therefore, the net loss for the year ended January 28, 1995 was $17.6 million or $.88 per share. During the year ended January 29, 1994, the Company adopted Statement of Financial Accounting Standards ("FASB") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", using the immediate recognition method. As a result, the Company recorded a non-cash charge of $24.3 million ($14.8 million, net of income taxes) or $.71 per share as a cumulative effect of a change in accounting principle in the statement of operations. Further, the Company's provision for write-down of Division was $28.2 million ($19.3 million, net of income taxes) or $.92 per share. Therefore, the net loss for the year ended January 29, 1994 was $55.8 million or $2.70 per share.

Fiscal Year Ended January 29, 1994 (Fiscal 1994)
Compared to Fiscal Year Ended January 30, 1993 (Fiscal 1993)

Revenues for the year ended January 29, 1994 decreased $35.5 million (5.4%) to $616.7 million as compared to $652.2 million for the year ended January 30, 1993. On May 12, 1993, the Board of Directors of the Company directed management to review the operations of the Advertising Specialty Division of the Company's Penn Corporation subsidiary and evaluate various strategic alternatives, including its disposition. Therefore, subsequent to the Company's first quarter ended May 1, 1993, the results of operations do not include the results of this Division. Excluding revenues of the Advertising Specialty Division for both periods, revenues decreased $7.6 million (1.2%) for the year ended January 29, 1994, as compared to the prior year. Consumer Products Segment revenues decreased $7.4 million (1.4%) for the year ended January 29, 1994. The decrease was primarily due to decreases in domestic consumer product sales and the negative effect of foreign currency rates with respect to the Company's international sales during the year. The decline in domestic consumer product sales was primarily the result of out-of-stock conditions of fast moving titles and late availability of new product introductions, partially offset by increased sales from category management programs. Commercial product segment revenues, other than revenues of the Advertising Specialty Division, is comprised of printing services which decreased $.3 million (.4%) for the year ended January 29, 1994. The decline for the year was due to a decrease in sales of graphic products, offset by increases in the sale of kits and custom publishing.

Price increases in the Consumer Products Segment were approximately 5%. Sales of printing services are the result of individual agreements entered into with customers as to price and services performed. Accordingly, the effects on inflation cannot be determined on the sales of printing services.

The loss before the provision for write-down of Division, interest expense, income taxes and the cumulative effect of a change in accounting principle for the year ended January 29, 1994 was $18.9 million as compared to income of $38.7 million for the year ended January 30, 1993. This decrease of $57.6 million was the result of a $42.7 million decrease in gross profit and a $14.9 million increase in selling, general and administrative expenses. In addition, the Company recorded a $28.2 million provision to write-down the carrying value of the assets of the Advertising Specialty Division to their estimated net realizable value.

Gross profit for the year ended January 29, 1994 was $184.2 million, as compared to $226.9 million for the year ended January 30, 1993, a decrease of 18.8%. As a percentage of revenues, the gross profit margin decreased to 29.9% for fiscal 1994 as compared to 34.8% for fiscal 1993. In the Consumer Products Segment, gross profit decreased $33.5 million (16.0%) to $176.4 million for the year ended January 29, 1994, as compared to the year ended January 30, 1993. As a percentage of revenues, the Consumer Products Segment gross profit margin decreased to 32.0% for fiscal 1994 as compared to 38.5% for fiscal 1993. A substantial portion of the decrease in gross profit margin was due to lower production in response to higher average inventories, resulting in negative manufacturing variances. Additionally, the decrease in gross profit was attributable to an unfavorable change in product mix, increased inventory obsolescence, increased freight costs associated with category management programs and increased storage costs incurred in conjunction with higher average inventories. In the Commercial Products Segment, the gross profit margin of printing services decreased to 11.3% in fiscal 1994 from 11.9% in fiscal 1993. The decrease was primarily due to the change in sales mix to lower margin services, partially offset by a reduction in unfavorable manufacturing variances.

Selling, general and administrative expenses for the year ended January 29, 1994 increased $14.9 million (7.9%) to $203.0 million as compared to $188.2 million for the year ended January 30, 1993. Consumer Products Segment increases were primarily attributable to increased costs for the expansion of the in-store retail merchandising force and category management programs of $11.4 million, increased creative costs and increased general and administrative expenses (including the annual costs of postretirement benefits, other than pension costs), offset by a decrease in consumer advertising.

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

The loss for the year ended January 29, 1994, before the provision to write-down of Division and the cumulative effect of a change in accounting principle (postretirement benefits other than pensions) was $21.7 million or $1.07 per share, compared to income of $17.5 million or $.80 per share for the year ended January 30, 1993. During the first quarter of fiscal 1994, the Company adopted FASB No. 106, using the immediate recognition method. As a result, the Company recorded a non-cash charge of $24.3 million ($14.8 million, net of income taxes) or $.71 per share as a cumulative effect of a change in accounting principle in the statement of operations. The Company's provision for write-down of Division was $28.2 million ($19.3 million, net of income taxes) or $.92 per share. Therefore, the net loss for the year was $55.8 million or $2.70 per share.

Effects of Inflation


For fiscal 1993, fiscal 1994 and the first three quarters of fiscal 1995, the Company's raw material costs, principally paper, remained relatively stable. During the fourth quarter of fiscal 1995, the Company experienced paper price increases due to increased demand, decreases in imported paper and an overall reduction in industry capacity. Management believes that paper price increases will continue to impact on its production throughout fiscal 1996, a portion of which will be recouped through price increases and product specification changes.

Financial Condition, Liquidity and Capital Resources

Operations for the year ended January 28, 1995, excluding the streamlining plan gain, the adjustment of the provision for write-down of Division, and non-cash charges for depreciation, amortization and the provision for losses on accounts receivable utilized cash of approximately $26.0 million. The operations for the year ended January 29, 1994, excluding non-cash charges for depreciation, amortization, provision for losses on accounts receivable, the adoption of FASB No. 106 and the provision for the write-down of Division, provided cash of approximately $17.5 million. During the years ended January 28, 1995 and January 29, 1994, other changes in assets and liabilities, resulting from operating activities provided $39.7 million and used $32.0 million of cash, respectively, resulting in fiscal 1995 net cash provided by operating activities of $13.6 million and fiscal 1994 cash used in operating activities of $14.5 million.

Acquisitions of property, plant and equipment were $19.3 million during the year ended January 28, 1995 as compared to $37.4 million during the year ended January 29, 1994. Fiscal 1995 capital expenditures include costs associated with the Company's new order processing, customer service and inventory management system, retail fixtures utilized in its category management programs and the completion of its third Golden Books Showcase store which opened in New York City in April 1994. The Company is currently finalizing its previously announced plans to undertake a facility expansion of its paper tableware and party goods operations in Kalamazoo, Michigan in conjunction with the Company's Plan to improve its competitive position and reduce its overall operating cost structure. Although the Company is committed to an expansion, no material contracts for this facility expansion have been executed.

During the year ended January 28, 1995, the Company utilized cash for financing activities by repaying $48.0 million of outstanding borrowings under its Revolving Credit Agreement. Cash provided by financing activities during the year ended January 29, 1994 was primarily from borrowings of $50.0 million under the Company's Revolving Credit Agreement.

Working capital decreased to $228.0 million from $333.2 million at January 29, 1994. The decrease in working capital is due in part to the reclassification of the loans outstanding under the Revolving Credit Agreement at January 28, 1995 of $32.0 million as the Company's Revolving Credit Agreement expires on May 31, 1995. The balance of the decline is attributable to the repayment of borrowings under the Revolving Credit Agreement as a result of the completion of the Plan; lower accounts receivable resulting from asset sales, lower sales from ongoing operations and the planned reduction in inventories.


Further, the completion of the Plan has had and will have a favorable effect on the Company's financial position, results of operations and future capital requirements. Annual operating cost savings associated with the Plan, exclusive of the impact of the sale of the game, puzzle, direct marketing and school book club operations, began to be realized in the second quarter of fiscal 1995. While the Company will continue to evaluate opportunities for additional cost savings, the Plan has been completed.

As discussed in Note 6 to the Consolidated Financial Statements, in the first quarter of fiscal 1996 the Company repaid all outstanding notes under its Revolving Credit Agreement and the Agreement was terminated. The Company is currently in the process of negotiating with a number of financial institutions to arrange financing for its seasonal borrowing requirements, which are projected to be significantly reduced from historical levels. In the opinion of management, the Company will be able to negotiate an acceptable financing arrangement to meet these requirements. However, if the Company is unable to successfully negotiate an acceptable financing arrangement, management has developed alternative plans which could include the deferral of capital expenditures, the implementation of working capital management programs, and/or the sale of assets, resulting in a reduction in its peak seasonal needs. At January 28, 1995, the Company had available cash balances of approximately $85.4 million and outstanding notes under its Revolving Credit Agreement of $32.0 million. Accordingly, in the opinion of management, the implementation of the alternative plans, if necessary, will not materially impact planned operating levels.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules on Page F-1.

CONSOLIDATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                              First      Second        Third       Fourth
                                             Quarter     Quarter      Quarter      Quarter
                                             (In Thousands Except For Per Share Data)
1995
  Net sales                                $  67,308    $ 104,410    $ 129,269   $  97,367
  Gross profit                                10,629       28,370       39,282      22,652
  Net (loss) income (1)                      (14,017)      (2,932)       5,383      (6,013)
  Net (loss) income per common share       $    (.68)   $    (.15)   $     .25   $    (.30)
  Weighted average number of common shares    20,959       20,985       21,020      21,023

1994
  Net sales                                $ 110,325    $ 130,988    $ 200,573   $ 171,578
  Gross profit                                33,765       40,785       63,999      42,412
  (Loss) income before cumulative effect
    of change in accounting principle (2)    (30,312)      (3,966)       2,426      (9,173)
  Net (loss) income (2)                      (45,112)      (3,966)       2,426      (9,173)
  (Loss) income per common share:
    Before cumulative effect of change in
      accounting principle                 $   (1.45)   $    (.20)   $     .11   $    (.45)
  Net (loss) income                            (2.16)        (.20)         .11        (.45)
  Weighted average number of common shares    20,950       20,957       20,959      20,959

(1) Includes gain on streamlining plan of $20,352 ($12,396, net of income taxes) which was recognized in the third quarter, as well as a reduction to the Company's previoulsy recorded provision for write-down of Division of $1,100 ($753, net of income taxes) which was recognized in the fourth quarter.

(2) Includes provision for write-down of Division of $28,180 ($19,280, net of income taxes). The income tax impact of $8,900 was recorded as follows:
    $6,400 in the first quarter and $2,500 in the fourth quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for with respect to directors will be incorporated by reference to the information under "Business Experience of Nominees for Election as Directors" in the Registrant's Proxy Statement or Form 10-K-A to be filed on or prior to May 30, 1995.

ITEM 11. EXECUTIVE COMPENSATION

The information called for will be incorporated by reference to the information under "Executive Compensation" in the Registrant's Proxy Statement or Form 10-K-A to be filed on or prior to May 30, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for will be incorporated by reference to the information under "Stock Ownership of Principal Stockholders" and "Stock Ownership of Directors and Officers", respectively in the Registrant's Proxy Statement or Form 10-K-A to be filed on or prior to May 30, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for will be incorporated by reference to the information under "Certain Transactions" in the Registrant's Proxy Statement or Form 10-K-A to be filed on or prior to May 30, 1995.

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

3.4 Amendment to Certificate of Incorporation of Registrant as approved by a majority of the stockholders at the Annual Meeting of Stockholders held May 17, 1990 (incorporated by reference to Exhibit 3.4 to Registrant's Annual Report on From 10-K for fiscal year 1991 (the "1991 Form 10-K")).

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

10.30 Amendment dated August 25, 1988, between PG Investments and Western Publishing Company, Inc. to the Lease dated January 15, 1985, as amended (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for fiscal year 1989 (the "1989 Form 10-K")).

10.31 Amendment dated December 21, 1989, between PG Investments and Western Publishing Company, Inc. to the Lease dated January 15, 1985, as amended (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year 1990 (the "1990 Form 10-K")).

10.33 Lease dated February 1, 1989, between Golden Press, Inc. and 850 Third Avenue LP (incorporated by reference to Exhibit 10.33 to the 1990
       Form 10-K).

10.33a First Amendment Agreement dated as of February 3, 1993 (to lease dated
       February 1, 1989) between 850 Third Avenue LP and Golden Press, Inc., as modified by Letter Agreement dated February 3, 1993 (incorporated by reference to Exhibit 10.33a to the 1990 Form 10-K).

10.34 Lease dated November 9, 1992 between 200 Fifth Avenue Associates and Western Publishing Company Inc.

10.35 Warehouse Lease Agreement - Indenture dated as of April 15, 1987, between Cambridge Terminal Warehouse and Western Publishing Company, Inc. (incorporated by reference to Exhibit 10.21 to the 1988 Form 10-K).

10.36 Lease Amendment dated March 17, 1989, between Cambridge Terminal Warehouse and Western Publishing Company, Inc. to the Warehouse Lease Agreement - Indenture dated as of April 15, 1987 (incorporated by reference to Exhibit 10.36 to the 1990 Form 10-K).

10.37 Lease dated May 1, 1987, between West Springfield Industrial Center, Inc. and Penn Corporation (incorporated by reference to Exhibit 10.23 to the 1988 Form 10-K).

10.40 Golden Comprehensive Security Program, as amended and restated, effective January 1, 1993 (incorporated by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year 1993 (the "1993 Form 10-K")).

10.41 First Amendment of Golden Comprehensive Security Program, as amended and restated, effective as of January 1, 1994.

10.53 Golden Retirement Savings Program, as amended and restated, effective as of January 1, 1993 (incorporated by reference to Exhibit 10.53 to the 1993 Form 10-K).

10.54 First Amendment of Golden Retirement Savings Program, as amended and restated, effective as of January 1, 1994.

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


10.71 Eighth Amendment of Penn Corporation Comprehensive Security Program, effective October 18, 1989 (incorporated by reference to Exhibit 10.67 to the 1990 Form 10-K).

10.71a Ninth Amendment of Penn Corporation Comprehensive Security Program, effective July 1, 1991 (incorporated by reference to Exhibit 10.67 to the Registrant's Annual Report on Form 10-K for the fiscal year 1992 (the "1992 Form 10-K")).

10.71b Tenth Amendment of Penn Corporation Comprehensive Security Program effective April 1, 1993 (incorporated by reference to Exhibit 10.67 to the registrant's Annual Report on Form 10-K for fiscal year 1994 (the "1994 Form 10-K")).

10.71c Eleventh Amendment of Penn Corporation Comprehensive Security Program effective as of January 1, 1994.

10.72 Beach Products (Division of Penn Corporation) Retirement Savings Program, effective May 2, 1989 (incorporated by reference to Exhibit
       10.72 to the 1992 Form 10-K).

10.73 First Amendment of Beach Products (Division of Penn Corporation) Retirement Savings Program, effective October 1, 1990 (incorporated by reference to Exhibit 10.73 to the 1992 Form 10-K).

10.74 Second Amendment of Beach Products (Division of Penn Corporation) Retirement Savings Program, effective October 17, 1991 (incorporated by reference to Exhibit 10.74 to the 1992 Form 10-K).

10.74a Third Amendment of Beach Products (Division of Penn Corporation)
       Retirement Savings Program, effective July 1, 1991 (incorporated by reference to Exhibit 10.73 to the 1993 Form 10-K).

10.74b Fourth Amendment of Beach Products (Division of Penn Corporation)
       Retirement Savings Program, effective April 1, 1993 (incorporated by reference to Exhibit 10.73 to the 1994 Form 10-K).

10.74c Fifth Amendment of Beach Products (Division of Penn Corporation)
       Retirement Savings Program, effective as of January 1, 1994.

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

10.79 Employment Agreement dated the 24th day of April, 1990 between Western Publishing Group, Inc. and Frank P. DiPrima (incorporated by reference to
       Exhibit 10.72 to the 1991 Form 10-K).

10.80 Western Publishing Company, Inc.'s Executive Medical Reimbursement Plan dated January 1, 1991 (incorporated by reference to Exhibit 10.73 to the 1991 Form 10-K).

10.88 Credit Agreement dated as of November 12, 1992, providing up to $200 million, among the Registrant, Western Publishing Group, Inc. and a group of commercial banks (incorporated by reference to Exhibit 10.88 to the Form 10-Q for the quarter ended October 31, 1992).

10.89 Amendment No. 1 dated as of July 31, 1993, to the Credit Agreement dated as of November 12, 1992 (incorporated by reference to Exhibit 10.89 to the 1994 Form 10-K).

10.90 Amendment No. 2 dated as of October 30, 1993, to the Credit Agreement dated as of November 12, 1992 (incorporated by reference to Exhibit 10.90 to the 1994 Form 10-K).

10.91 Guarantee Agreement dated as of December 13, 1993, to the Credit Agreement dated as of November 12, 1992 (incorporated by reference to Exhibit 10.91 to the 1994 Form 10-K).

10.92 Amendment No. 3 dated as of May 13, 1994, to the Credit Agreement dated as of November 12, 1992 (incorporated by reference to Exhibit 10.92 to the 1994 Form 10-K).

10.93 Amended and Restated Credit Agreement dated as of May 31, 1994, providing up to $140 million, among the Registrant, Western Publishing Group, Inc. and a group of commercial banks.

10.94 Amendment No. 1 dated as of August 4, 1994, to the Amended and Restated Credit Agreement dated as of May 31, 1994.

10.95 Amendment No. 2 dated as of February 21, 1995, to the Amended and Restated Credit Agreement dated as of May 31, 1994.

10.96 Asset Purchase and Supply Agreement dated as of August 4, 1994 among Western Publishing Company, Inc., Western Publishing (Canada), Ltd., and Hasbro, Inc.

10.97 Agreement dated as of September 23, 1994 between Western Publishing Group, Inc. and George P. Oess.


21.1   List of Subsidiaries.

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

Dated:  May 15, 1995
                                 Western Publishing Group, Inc.

                                 By: /s/ Richard A. Bernstein
                                     ------------------------------------
                                     Richard A. Bernstein,
                                     Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                        Title                         Date
- ---------                        -----                         ----

/S/ Richard A. Bernstein         Chairman, Chief Executive     May 15, 1995
- ------------------------------   Officer and Director
Richard A. Bernstein             (Principal Executive Officer)

/S/ Steven M. Grossman           Executive Vice President,     May 15, 1995
- ------------------------------   Treasurer and
Steven M. Grossman               Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)

/S/ Allan S. Gordon              Director                      May 15, 1995
- ------------------------------
Allan S. Gordon

/S/ Robert A. Bernhard           Director                      May 15, 1995
- ------------------------------
Robert A. Bernhard

/S/ Samuel B. Fortenbaugh, III   Director                      May 15, 1995
- ------------------------------
Samuel B. Fortenbaugh, III

/S/ Michael A. Pietrangelo       Director                      May 15, 1995
- ------------------------------
Michael A. Pietrangelo

/S/ Jenny Morgenthau             Director                      May 15, 1995
- ------------------------------
Jenny Morgenthau

                WESTERN PUBLISHING GROUP, INC AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Financial Statements                                        PAGE
- --------------------                                        ----
Independent Auditors' Report                                F-2
Consolidated Balance Sheets as of January 28, 1995
  and January 29, 1994.                                     F-3
Consolidated Statements of Operations for the
  Years ended January 28, 1995, January 29, 1994            F-4
  and January 30, 1993.
Consolidated Statements of Common Stockholders' Equity
  for the Years Ended January 28, 1995, January 29, 1994
  and January 30, 1993.                                     F-5
Consolidated Statements of Cash Flows for the Years Ended
  January 28, 1995, January 29, 1994 and January 30, 1993.  F-6
Notes to Consolidated Financial Statements.                 F-7

Schedule
- --------
II - Valuation and Qualifying Accounts                      S-1

     Schedules which are not included have been omitted because either they are not required or are not applicable or because the required information has been included elsewhere in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Western Publishing Group, Inc.:

We have audited the accompanying consolidated balance sheets of Western Publishing Group, Inc. and subsidiaries as of January 28, 1995 and January 29, 1994, and the related consolidated statements of operations, common stockholders' equity and cash flows for each of the three years in the period ended January 28, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 28, 1995 and January 29, 1994, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, in fiscal 1994 the Company changed their method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106.




DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
April 21, 1995
(May 6, 1995 as to Note 6)

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JANUARY 28, 1995 AND JANUARY 29, 1994
(In Thousands Except for Share and Per Share Data)

ASSETS
                                                          1995          1994
CURRENT ASSETS:
  Cash and cash equivalents                            $ 85,406      $  9,513
  Accounts receivable                                    83,251       137,921
  Inventories                                           108,738       121,178
  Prepublication and prepaid advertising costs  7,3147,720
  Royalty advances                                        2,221         2,970
  Refundable income taxes                                 5,940        12,830
  Deferred income taxes                                  10,676        20,823
  Net assets held for sale                               17,681        88,523
  Other current assets                                    6,397        10,361
                                                       --------      --------
     Total current assets                               327,624       411,839
                                                       --------      --------
OTHER ASSETS:
  Deferred income taxes                                   3,210         1,439
  Other noncurrent assets                                10,834        11,008
                                                       --------      --------
     Total other assets                                  14,044        12,447
                                                       --------      --------
PROPERTY, PLANT AND EQUIPMENT:
  Cost:
    Land                                                  1,022         1,013
    Buildings and improvements                           21,463        21,472
    Machinery and equipment                              96,317        76,874
    Machinery and equipment in process of installation    4,188         9,242
               --------      --------
                                                        122,990       108,601
  Less accumulated depreciation                          47,325        41,351
                                                       --------      --------
     Total property, plant and equipment                 75,665        67,250

IDENTIFIED INTANGIBLES AND COST IN EXCESS
  OF NET ASSETS ACQUIRED (GOODWILL), less accumulated
  amortization of $19,173 and $17,066                    11,473        13,580
                                                       --------      --------
TOTAL                                                  $428,806      $505,116
                                                       ========      ========

See notes to consolidated financial statements.



LIABILITIES AND STOCKHOLDERS' EQUITY
                                                            1995        1994
CURRENT LIABILITIES:

  Accounts payable                                       $ 18,461     $ 40,532
  Accrued compensation and fringe benefits                  9,812       10,644
  Notes payable to banks                                   32,000
  Other current liabilities                                39,111       27,684
                                                         --------     --------
     Total current liabilities                             99,384       78,860

NONCURRENT LIABILITIES:
  Long-term debt                                          149,828      229,812
  Accumulated postretirement benefit obligation            26,894       25,949
  Other                                                     1,921        1,837
                                                         --------     --------
     Total noncurrent liabilities                         178,643      257,598
                                                         --------     --------

CONVERTIBLE PREFERRED STOCK - Series A, 20,000
  shares authorized, no par value, 19,970 shares issued
  and outstanding; at mandatory redemption amount           9,985        9,985
                                                         --------     --------

COMMON STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 30,000,000 shares
    authorized, 21,232,074 and 21,167,324 shares issued       212          212
Additional paid-in capital                                 80,914       80,213
  Retained earnings                                        64,287       82,714
  Cumulative translation adjustments                       (1,797)      (1,644)
                                                         --------     --------
                                                          143,616      161,495
  Less cost of Common Stock in treasury - 208,800 shares    2,822        2,822
                                                         --------     --------
     Total common stockholders' equity                    140,794      158,673
                                                         --------     --------

TOTAL                                                    $428,806     $505,116
                                                         ========     ========

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED JANUARY 28, 1995
(In Thousands Except for Per Share Data)

                                                1995        1994        1993
REVENUES:
  Net sales                                   $398,354    $613,464    $649,089
  Royalties and other income                     4,201       3,211       3,062
                                              --------    --------    --------


     Total revenues                            402,555     616,675     652,151
                                              --------    --------    --------

COSTS AND EXPENSES:
  Cost of sales                                297,421     432,503     425,274
  Selling, general and administrative          124,128     203,042     188,161
  Gain on streamlining plan                    (20,352)
  Provision for write-down of Division          (1,100)     28,180
                                              --------    --------    --------
     Total costs and expenses                  400,097     663,725     613,435
                                              --------    --------    --------
INCOME (LOSS) BEFORE INTEREST EXPENSE,
  INCOME TAXES AND CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE              2,458     (47,050)     38,716

INTEREST EXPENSE                                17,567      16,270      10,358
                                              --------    --------    --------
(LOSS) INCOME BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE               (15,109)    (63,320)     28,358

PROVISION (BENEFIT) FOR INCOME TAXES             2,470     (22,295)     10,860
                                              --------    --------    --------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE            (17,579)    (41,025)     17,498

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                     (14,800)
                                              --------    --------    --------

NET (LOSS) INCOME                             $(17,579)   $(55,825)   $ 17,498
                                              ========    ========    ========
(LOSS) INCOME PER COMMON SHARE:
  Before cumulative effect of change in
    accounting principle                      $   (.88)   $  (1.99)   $    .80
  Cumulative effect of change in accounting
    principle                                                 (.71)
                                              --------    --------    --------
  Net (loss) income                           $   (.88)   $  (2.70)   $    .80
                                              ========    ========    ========

See notes to consolidated financial statements.

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
THREE YEARS ENDED JANUARY 28, 1995
(In Thousands Except for Share and Per Share Data)


                                                          Common Stock      Additional              Cumulative    Treasury Stock
                                                       -------------------   Paid-In     Retained   Translation  -----------------
                                                        Shares     Amount    Capital     Earnings   Adjustments   Shares   Amount

BALANCES, FEBRUARY 2, 1992                             21,075,424   $211     $78,729     $122,737       $538      208,800  $2,822

  Net income                                                                               17,498
  Dividends on Preferred Stock - $42.50 per share                                            (848)
  Exercise of stock options, including related
    income tax benefits                                    73,000              1,185
  Translation adjustments                                                                             (1,982)
                                                      ------------ --------  --------   ----------   ---------   --------- -------
BALANCES, JANUARY 30, 1993                             21,148,424    211      79,914      139,387     (1,444)     208,800   2,822

  Net loss                                                                                (55,825)
  Dividends on Preferred Stock - $42.50 per share                                            (848)
  Excercise of stock options, including related
    income tax benefits                                    18,900      1         299
  Translation adjustments                                                                               (200)
                                                      ------------ --------  --------   ----------   ---------   --------- -------
BALANCES, JANUARY 29, 1994                             21,167,324    212      80,213       82,714     (1,644)     208,800   2,822

  Net loss                                                                                (17,579)
  Dividends on Preferred Stock - $42.50 per share                                            (848)
  Exercise of stock options, including related
    income tax benefits                                    64,750                701
  Translation adjustments                                                                               (153)
                                                      ------------ --------  --------   ----------   ---------   --------- -------
BALANCES, JANUARY 28, 1995                             21,232,074   $212     $80,914      $64,287    $(1,797)     208,800  $2,822
                                                      ============ ========  ========   ==========   =========   ========= =======

See notes to consolidated financial statements.

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED JANUARY 28, 1995
(In Thousands)

                                                           1995        1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                     $(17,579)   $(55,825)    $17,498
  Adjustments to reconcile net (loss) income to net

    cash provided by (used in) operating activities:
      Depreciation                                        10,419      12,108       8,506
      Amortization of intangibles arising from
        acquisition                                        3,457       4,888       4,798
      Provision for losses on accounts receivable            472       5,662       5,855
      Provision for write-down of Division                (2,450)     26,405
      Cumulative effect of change in accounting
        principle (before income tax benefit)                         24,300
      Gain on streamlining plan                          (20,352)
      (Gains) losses on sale of equipment                   (187)        (26)        109
      Other                                                2,001       1,330         720
      Changes in assets and liabilities:
        Accounts receivable                               54,174      (9,222)    (29,669)
        Inventories                                       12,504      17,959     (62,088)
        Prepublication, prepaid advertising costs
          and royalty advances                            1,189       1,229      (2,947)
        Net assets held for sale                         (37,719)
        Refundable income taxes                            6,890     (12,830)
        Other current assets                               3,954      (2,280)     (4,041)
        Accounts payable                                 (22,226)     (1,087)     (6,301)
        Accrued compensation and fringe benefits          (1,122)     (1,021)       (625)
        Other current liabilities                         11,839      (5,708)     (2,827)
        Deferred income taxes                              8,376     (20,340)        210
                                                         --------    --------    --------
           Net cash provided by (used in)
             operating activities                         13,640     (14,458)    (70,802)
                                                         --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property, plant and equipment          (19,307)    (37,359)    (23,704)
  Proceeds from streamlining plan                        115,971
  Proceeds from sale of Division                          14,001
  Proceeds from sale of equipment                            225         119         281
  Acquisition of rights to market games                                           (1,125)
  Return of (investment in) joint venture                    500       1,900      (1,600)
                                                         --------    --------    --------
           Net cash provided by (used in)                111,390     (35,340)    (26,148)
             investing activities                        --------    --------    --------


See notes to consolidated financial statements.


WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED JANUARY 28, 1995
(In Thousands)

                                                                    1995       1994       1993
CASH FLOWS FROM FINANCING ACTIVITIES:

  (Repayments) borrowings under Credit Agreement                 $(48,000)   $50,000   $ 30,000
  Proceeds from issuance of senior notes                                                149,792
  Costs in connection with issuance of senior notes                                      (1,440)
  Decrease in notes payable under
    bridge credit agreement                                                             (79,000)
  Proceeds from sale of Common stock (exercise
    of options)                                                       656        300      1,049
  Dividends paid on Preferred Stock                                  (848)      (848)      (848)
  Other                                                              (941)      (562)      (870)
                                                                  --------   --------   --------
           Net cash (used in) provided by financing activities    (49,133)    48,890     98,683
                                                                  --------   --------   --------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                                              (4)       (20)       (66)
                                                                  --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                 75,893       (928)     1,667

CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                           9,513     10,441      8,774
                                                                  --------   --------   --------
CASH AND CASH EQUIVALENTS, END
  OF YEAR                                                        $ 85,406    $ 9,513   $ 10,441
                                                                 =========   ========  =========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
    Cash paid during the year for:
      Interest                                                   $ 16,663    $15,738   $  6,590
      Income taxes, net of refunds received                       (12,829)     6,124     13,556


WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED JANUARY 28, 1995


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


     Fiscal Year - The fiscal year of the Company ends on the Saturday nearest January 31. Accordingly, fiscal 1995, 1994, and 1993 each contained 52 weeks.

     Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with maturities of three months or less to be cash equivalents. Cash equivalents consist of investments in high grade commercial paper. Accordingly, these investments are subject to minimal credit and market risk. As of January 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this statement, the Company is required to classify cash equivalents into one or more of the following categories: held to maturity, trading, or available for sale. The adoption of this statement had no effect on the consolidated financial statements. At January 28, 1995, all of the Company's cash equivalents are classified as held to maturity and their carrying amounts approximate fair value.

     Inventories - Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for substantially all domestic inventories. Inventories of international operations are valued using the first-in, first-out ("FIFO") method. At January 28, 1995 and January 29, 1994, approximately 93% of total inventories were valued under the LIFO method.

     Prepublication and Prepaid Advertising Costs - Prepublication costs (comprised principally of externally developed art, manuscript and editorial costs and internally or externally developed plate costs) are deferred. Such costs are amortized from the date of initial product sale, generally over a period of one year.

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

     Identified Intangibles - Identified intangibles arising from the acquisition of Penn Corporation in fiscal 1987 are being amortized generally by accelerated methods over 15 years.

     Cost in Excess of Net Assets Acquired - The cost in excess of net assets acquired ("goodwill") arising from the acquisition of Penn Corporation is being amortized on the straight-line method over a 40-year period.

     Foreign Currency Translation - Foreign currency assets and liabilities are translated into United States dollars at end of period rates of exchange, and income and expense accounts are translated at the weighted average rates of exchange for the period. The gains and losses resulting from the translation adjustments have been accumulated as a separate component of common stockholders' equity.


2. SALE AND PHASE OUT OF OPERATIONS; PROVISION FOR WRITE-DOWN OF DIVISION; NET ASSETS HELD FOR SALE

     Sale and Phase Out of Operations

     On April 7, 1994, the Company adopted a plan (the "Plan") designed to improve its competitive position and reduce its cost structure through the sale, divestiture, consolidation or phase out of certain operations, properties and products, and a workforce reduction.

     The Plan included the following major components:

     o An agreement to sell the game and puzzle operation (including certain inventories) to Hasbro, Inc. ("Hasbro"). This transaction was completed on August 4, 1994 for cash proceeds of approximately $101,400,000.

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

     o The decision to exit the Direct Marketing Continuity Clubs and School Book Club businesses. The sale of the School Book Club business was consummated on July 1, 1994 for cash proceeds of approximately $4,300,000 and the sale of the Direct Marketing Continuity Club business was completed on October 7, 1994 for cash proceeds of approximately $10,200,000.

     o    The closedown and sale of the Company's Fayetteville, North Carolina manufacturing and distribution facility, which was primarily dedicated to the game and puzzle operation but was not included in the sale to Hasbro. This facility is closed and is for sale.

     o The decision to streamline the Company's publishing business so as to focus on its core competencies. This included a reduction in the management, administrative and direct labor workforces.

     The net assets of the game, puzzle, direct marketing and school book club operations and the Fayetteville facility have been classified as net assets held for sale. The net cash proceeds arising from the Plan were utilized to repay outstanding debt under the Company's Revolving Credit Agreement. During the third quarter ended October 29, 1994, the Company recorded a net gain from the Plan of $20,352,000 ($12,396,000, net of income taxes), inclusive of operating losses of the game, puzzle, direct marketing and school book club operations from January 30, 1994 through their respective disposition dates.

     For fiscal 1994 and 1993 the game, puzzle, direct marketing and school book club operations had revenues of approximately $125,000,000, and $142,000,000, respectively.

     Provision for Write-Down of Division

     During fiscal 1994, the Company established a provision, including operating losses through the expected disposition date, of $28,180,000 ($19,280,000, net of income taxes) to write-down the assets of the Advertising Specialty Division of its Penn Corporation subsidiary to net realizable value.

     On August 5, 1994, the sale of the Ritepoint and Adtrend businesses of the Division was completed for cash proceeds of approximately $5,650,000. The sale of the Vitronic and K-Studio businesses of the Division was completed on November 7, 1994 for cash proceeds of approximately $8,350,000. As the proceeds from the sale of this Division exceeded management's estimate, the Company adjusted its previously recorded provision for write-down of Division by recognizing a gain of $1,100,000 ($753,000, net of income taxes) in the fourth quarter of fiscal 1995. The net cash proceeds from the sale of this Division were utilized to repay outstanding debt under the Revolving Credit Agreement.

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

     Revenues and losses before interest expense and income taxes of the Division, included in the accompanying consolidated statements of operations, exclusive of the provision for write-down, are as follows

     (subsequent to May 1, 1993, the consolidated statements of operations do not include the results of the Division):

                                                        1994           1993
                                                           (In thousands)

    Revenues                                         $ 7,202            $ 35,037
                                                     =======            ========
    Loss before interest expense and income taxes,
      exclusive of the provision for write-down      $ 2,083            $  4,635
                                                     =======            ========

    Net Assets Held for Sale

    Net assets held for sale consisted of the following:
                                                         1995           1994
                                                           (In thousands)

      Current assets                                 $ 2,181           $ 60,020
      Property, plant and equipment, net              17,500             32,655
      Other assets (primarily identified intangibles
         and goodwill), net                                              27,933
                                                     -------           --------
                                                      19,681            120,608
      Less:
        Current liabilities                           (2,000)            (5,680)
        Provision for write-down, net of Division
          operations subsequent to May 1, 1993                          (26,405)
                                                     -------           --------
      Net assets held for sale                       $17,681           $ 88,523
                                                     =======           ========
 3. ACCOUNTS RECEIVABLE

    Accounts receivable consisted of the following:
                                                           1995           1994
                                                             (In thousands)

    Accounts receivable                              $94,790           $154,090
    Allowance for doubtful accounts                   (4,067)            (4,491)
    Allowance for returns                             (7,472)           (11,678)
                                                     -------           --------

                                                     $83,251           $137,921
                                                     =======           ========

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

4.  INVENTORIES

    Inventories consisted of the following:
                                                        1995              1994
                                                            (In thousands)

    Raw materials                                    $  9,934           $ 14,913
    Work-in-process                                    19,900             28,783
    Finished goods                                     78,904             77,482
                                                     --------           --------
                                                     $108,738           $121,178
                                                     ========           ========

    At January 28, 1995 and January 29, 1994, the replacement cost of inventories valued using the LIFO method exceeded the net carrying amount of such inventories by approximately $9,200,000 and $8,890,000, respectively.

 5. IDENTIFIED INTANGIBLES AND GOODWILL

    Identified intangibles and goodwill, all of which result from the acquisition of Penn Corporation in fiscal 1987, net of amortization, included in the accompanying consolidated balance sheets, were as follows:

                                                    1995                1994
                                                         (In thousands)

    Goodwill                                      $ 5,928             $ 6,114
    Identified intangibles:
      Customer lists                                4,832               6,730
      Other                                           713                 736
                                                  -------             -------
                                                  $11,473             $13,580
                                                  =======             =======

 6. LONG-TERM DEBT

    Long-term debt consisted of the following:
                                                         1995           1994
                                                           (In thousands)

    Notes payable to banks                       $ 32,000           $  80,000
    7.65% Senior Notes ($150,000,000 face
      amount) due in 2002                         149,828             149,812
                                                 --------            --------
                                                  181,828             229,812
    Less current portion                           32,000
                                                 --------            --------
                                                 $149,828            $229,812
                                                 ========            ========

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

    The Company maintained an amended and restated revolving credit agreement dated May 31, 1994 as amended (the "Agreement"), with a group of commercial banks, which expires on May 31, 1995. On January 28, 1995, notes totalling $32,000,000 at a weighted average interest rate of 9.3% and letters of credit for inventory purchase commitments of approximately $920,000 were outstanding. During the first quarter of fiscal 1996, all outstanding notes were repaid and the Agreement was terminated.

    The Company is currently in the process of negotiating with a number of financial institutions to arrange financing for its seasonal borrowing requirements. In the opinion of management, the Company will be able to negotiate an acceptable financing arrangement to meet these requirements. However, if the Company is unable to obtain such financing, management has developed alternative plans which could include the deferral of capital expenditures, the implementation of working capital management programs, and/or the sale of assets, resulting in a reduction in its peak seasonal needs.

    On September 17, 1992, the Company completed an offering of $150,000,000 of 7.65% Senior Notes due September 15, 2002. Interest is payable semiannually on March 15 and September 15. There is no obligation to redeem, purchase or repay the Senior Notes prior to maturity.

    The Indenture covering the Senior Notes contains certain provisions limiting additional indebtedness, guarantees, liens and the payment of cash dividends on Common Stock. At January 28, 1995, there were no retained earnings available to pay dividends on Common Stock.

    Notes payable to banks at January 28, 1995 and January 29, 1994 under the Company's Revolving Credit Agreement approximate fair value, as the short-term interest rates on the then outstanding balances were reset in December 1994 and 1993, respectively. Western Publishing Group, Inc.'s 7.65% Senior Notes had a fair value of approximately $111,000,000 on January 28, 1995 and $142,000,000 on January 29, 1994, respectively, based on market interest rates.

 7. OTHER CURRENT LIABILITIES

     Other current liabilities consisted of the following:
                                                            1995       1994
                                                             (In thousands)

        Royalties payable                                 $ 6,320    $ 4,757
        Advertising and promotion                           3,828      8,507
        Costs associated with streamlining plan             7,690
        Other                                              21,273     14,420
                                                          -------    -------
                                                          $39,111    $27,684
                                                          =======    =======

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

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

 9.  EMPLOYEE STOCK OPTIONS

     In March 1986, the Company adopted a stock option plan, which as amended, provides for the granting of options to purchase up to 2,100,000 shares of Common Stock through 1996 to employees of the Company and its subsidiaries. Options granted through February 3, 1990 become exercisable two years after the date of grant (50%) and three years after the date of grant (50%). Options granted after February 3, 1990 but prior to June 21, 1994 become exercisable in their entirety five years after the date of grant. Options granted subsequent to June 21, 1994 (except as noted below) become exercisable on the date of grant (33 1/3%), one year after the date of grant (33 1/3%) and two years after the date of grant (33 1/3%).

     The following table includes options to purchase 55,000 shares of Common Stock which became exercisable on the date of grant and expire in 1997. Additionally, the table includes options to purchase 9,500 shares of Common Stock which become exercisable one year after the date of grant (33 1/3%), two years after the date of grant (33 1/3%), and three years after date of grant (33 1/3%) and expire in 2004.

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

     The following data is presented in connection with the stock option plan:


                                                      Shares
                                         ------------------------------------
                                                    Outstanding

                                          Reserved     Options    Available
                                          --------     -------    ---------

     Balances, February 2, 1992 -
        $10.00 to $20.00                  1,430,950     944,350     486,600
            Granted - $15.50 to $17.25                  207,000    (207,000)
            Cancelled - $10.00 to $20.00                (39,700)     39,700
            Exercised - $10.00 to $16.75    (73,000)    (73,000)
                                         ----------   ---------    --------

     Balances, January 30, 1993 -
        $10.00 to $20.00                  1,357,950   1,038,650     319,300
            Increase in authorization       600,000                 600,000
            Granted - $12.50                             70,000     (70,000)
            Cancelled -$10.00 to $20.00                 (91,000)     91,000
            Exercised - $11.75 to $16.75    (18,900)    (18,900)
                                         ----------   ---------    --------

     Balances, January 29, 1994 -
        $10.00 to $20.00                  1,939,050     998,750     940,300
            Granted - $11.50 to $12.75                  871,650    (871,650)
            Cancelled - $10.00 to $20.00               (428,950)    428,950
            Exercised - $10.00 to $12.00    (64,750)    (64,750)
                                         ----------   ---------    --------


     Balances, January 28, 1995           1,874,300   1,376,700     497,600
                                         ==========   =========    ========

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

     Options outstanding and exercisable at January 28, 1995 are as follows:

            Expiration               Exercise         Number of Options
               Date                    Price       Outstanding  Exercisable
          April 23, 1996              $20.00         33,000       33,000
          April 22, 1997               12.00         20,500       20,500
          September 23, 1997           12.75         55,000       55,000
          April 23, 1998               14.50         21,000       21,000
          March 2, 1999                16.75         52,500       52,500
          February 2, 2001             11.75        101,000
          September 17, 2001           10.00        110,000

          January 3, 2002              15.00         30,000
          July 1, 2002                 15.50        148,000
          October 27, 2002             17.25          7,500
          June 22, 2004                11.75        621,700      207,067
          August 23, 2004              11.50        167,000       55,666
          December 1, 2004             11.50          9,500
                                                  ---------      -------
                                                  1,376,700      444,733
                                                  =========      =======

     In addition to the shares reserved for the exercise of stock options, the Company has reserved 416,042 shares of Common Stock for the conversion of its Preferred Stock (see Note 8).


10.  COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases certain facilities, machinery and vehicles under various noncancellable operating lease agreements over periods of one to 10 years. Future minimum lease payments required under such leases in effect at January 28, 1995 were as follows (by fiscal year):

                                            (In thousands)
                   1996                        $ 3,905
                   1997                          3,258
                   1998                          2,870
                   1999                          2,488
                   2000                          2,057
                   2001 through 2005             6,328
                                               -------
                                               $20,906
                                               =======

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

     Total rental expense charged to operations was $6,914,000, $8,330,000 and $7,732,000 for the years ended January 28, 1995, January 29, 1994 and January 30, 1993, respectively.

     Contingencies

     The Company has been named in various legal proceedings in the normal course of its business. Additionally, the Company, along with other parties, is involved in a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act,

     commonly known as Superfund, as well as under other Federal and state statues. Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, the cost can be reasonably estimated and the Company's responsibility is established.

     While it is not feasible to predict or determine the outcome of these proceedings, it is the opinion of management that their outcome, to the extent not provided for through insurance or otherwise, will not have a materially adverse effect on the Company's financial position or results of future operations.

11.  ROYALTIES AND OTHER INCOME

     Royalties and other income consisted of the following:

                                      1995           1994                1993
                                                   (In thousands)

          Royalties                  $1,948         $2,043              $1,771
          Interest income             1,994            807                 836
          Other                         259            361                 455
                                     ------         ------              ------
                                     $4,201         $3,211              $3,062
                                     ======         ======              ======

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

12.  INCOME TAXES

     Income tax expense (benefit) (calculated in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes") consisted of the following:

                                            1995           1994            1993
                                                     (In thousands)
     Currently (refundable) payable:
       Federal                           $ (6,656)     $(11,185)       $  7,700
       State                                  380          (240)          2,240
       Foreign                                370           (30)            710
                                         --------      --------        --------
                                           (5,906)      (11,455)         10,650
                                         --------      --------        --------

     Deferred:
       Federal                              8,239        (9,520)            230
       State                                  222        (1,300)             80

       Foreign                                (85)          (20)           (100)
                                         --------      --------        --------

                                            8,376       (10,840)            210
                                         --------      --------        --------

                                         $  2,470      $(22,295)        $10,860
                                         ========      ========         =======

     Income (loss) before income tax expense (benefit) of Western Publishing Company, Inc.'s Canadian subsidiary was $1,461,000, $(82,000) and $1,122,000 for the years ended January 28, 1995, January 29, 1994 and January 30, 1993, respectively.

     A reconciliation of the statutory United States Federal income tax rate to the Company's effective income tax rate follows:


                                                    1995      1994     1993

     Statutory rate                                  35.0%    35.0%    34.0%
     State income taxes, net of Federal benefit      (2.6)     1.6      5.5
     Valuation allowance                            (82.4)
     Permanent differences relating to the sale of
         the Advertising Specialty Division          35.9
     Other - net                                     (2.2)    (1.4)    (1.2)
                                                     ----     ----     ----
                                                    (16.3)%   35.2%    38.3%
                                                    =====     ====     =====

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

     The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 28, 1995 and January 29, 1994 were as follows:

                                                                                    1995                       1994
                                                                        Assets       Liabilities          Assets      Liabilities
                                                                                               (In thousands)
     Allowances for doubtful accounts and
       returns not currently deductible                                 $ 4,035                          $ 5,222
     Inventories:
       Excess of book basis over tax
         basis due to purchase accounting                                            $ (6,108)                         $ (6,121)
       Other                                                              9,803                            8,580

     Advertising costs                                                                                                   (1,259)
     Provision for write-down of division                                                                  8,197
     Property, plant and equipment:
       Excess of tax basis over
         acquisition accounting basis                                     3,746                            3,934
       Excess of tax over book depreciation                                            (6,555)                           (8,294)
     Identified intangibles                                                            (1,096)                           (4,486)
     Deferred gain on sale of plant                                                      (738)                             (693)
     Accrued expenses not
       currently deductible                                               9,714                            5,800
     Deductible pension contributions
       in excess of pension expense                                                    (1,768)                           (1,760)
     Postretirement benefits                                             10,758                           10,379
     AMT and State NOL carryforwards                                      4,026                            1,185
     Other - net                                                            514                            1,578
     Valuation Allowance                                                (12,445)
                                                                        -------      --------            -------       --------
     Total                                                              $30,151      $(16,265)           $44,875       $(22,613)
                                                                        =======      ========            =======       ========

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

     Deferred income taxes are classified as follows:

                                             1995                          1994
                                                Assets                     Assets
                                     Current   Noncurrent             Current     Noncurrent
                                                         (In thousands)

     Deferred income taxes           $17,536        $8,795            $20,823         $1,439

     Valuation allowance              (6,860)       (5,585)
                                     -------        ------            -------         ------
                                     $10,676        $3,210            $20,823         $1,439
                                     =======        ======            =======         ======

     The valuation allowance of $12,445,000, which was recorded in 1995, relates to the uncertainty of realizing certain Federal and state deferred tax assets.

13.  PENSION, POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS


     Pension Benefits

     Western Publishing Company, Inc. and its Canadian subsidiary have noncontributory defined benefit retirement plans covering substantially all domestic hourly and Canadian salaried and hourly employees. The benefits are generally based on a unit amount at the date of termination multiplied by the participant's credited service. The Company's funding policy is to contribute amounts within the limits which can be deducted for income tax purposes.

     The following tables set forth the plans' funded status and amounts recognized in the consolidated financial statements at January 28, 1995 and January 29, 1994, and for each of the three years ended January 28, 1995:

                                                            1995         1994
                                                              (In thousands)
     Actuarial present value of benefit obligations:
      Accumulated benefit obligations, including
      vested benefits of $11,897,000 and $14,177,000          $12,052   $14,458
                                                              =======   =======
     Projected benefit obligations for service rendered       $12,472   $15,026
     Plan assets at fair value (primarily U.S. government
     securities, corporate bonds and equity mutual funds)      15,051    17,314
                                                              -------   -------
     Projected benefit obligations less than plan assets        2,579     2,288
     Unrecognized net (gain) loss                                (181)       10
     Unrecognized prior service cost                            2,272     2,516
     Unamortized portion of unrecognized net asset
       at January 31, 1987                                       (249)     (414)
                                                              -------   -------
     Prepaid pension costs recognized in
       accompanying balance sheets                            $ 4,421   $ 4,400
                                                              =======   =======

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

                                                             1995        1994       1993
                                                                    (In thousands)
     Net pension (income) expense, included the
       following components:
     Service cost - benefits earned during the period    $   509     $   573      $  530
     Interest cost on projected benefit obligations        1,105       1,104       1,078
     Actual return on plan assets                            415      (1,836)     (1,814)
     Net amortization and deferral                        (1,995)        211          33
     Net settlement gain                                     (50)
                                                         -------     -------     -------

     Net pension (income) expense for the year           $   (16)    $    52     $  (173)
                                                         =======     =======     ========

     The weighted average discount rate used in determining the actuarial present value of the projected benefit obligations was 7.5% in 1995 and 1994. The expected long-term rate of return on assets was 10.0%.

     Pension expense charged to operations for these plans and for other multi-employer plans in which certain union employees of the Company's subsidiaries participate was $376,000, $598,000 and $314,000 for the years ended January 28, 1995, January 29, 1994 and January 30, 1993, respectively.

     Subsidiaries of the Company also maintain defined contribution contributory retirement plans for substantially all domestic employee groups. Under the plans, the subsidiaries make contributions based on employee compensation and in certain cases based on specified levels of voluntary employee contributions. Western Publishing Company, Inc.'s Canadian subsidiary also maintains a profit sharing plan for certain salaried employees. Expense for these plans was $3,723,000, $4,157,000 and $3,819,000 for the years ended January 28, 1995, January 29, 1994 and January 30, 1993, respectively.

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

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

     For the year ended January 29, 1994, the incremental effect of adopting

     FASB No. 106 was to increase the loss before cumulative effect of change in accounting principle by approximately $990,000 ($.05 per share).

     The postretirement benefit obligation recorded in the consolidated balance sheets consisted of the following components:

                                                               1995      1994
                                                           (In thousands)

     Retirees currently receiving benefits                  $12,594   $12,549
     Current employees eligible to receive benefits           5,600     6,600
     Current employees not yet eligible to receive benefits   6,600     8,500
     Unrecognized net loss (gain) from past experience        1,800    (1,700)
     Unrecognized prior service cost                            300
                                                            -------   -------
                                                            $26,894   $25,949
                                                            =======   =======

     The net postretirement benefit cost, which is not currently funded, consisted of the following components:

                                                            1995      1994
                                                            (In thousands)

     Service cost - benefits earned during the year        $  600   $   700
     Interest cost on accumulated postretirement benefit
         obligation                                         2,000     1,900
     Recognition of transition obligation                            24,300
                                                           ------   -------
                                                           $2,600   $26,900
                                                           ======   =======

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of January 1, 1995 was 8% for 1995 decreasing linearly to 5% in 2010; and remaining level thereafter.

     If the health care cost trend rate were increased one percentage point in each year, the accumulated postretirement benefit obligation as of January 1, 1995 and the net postretirement cost would have increased by approximately 15% and 19%, respectively. The weighted average discount rate used in determining the accumulated postretirement benefit obligation as of January 1, 1995 and January 1, 1994 was 8.5% and 7.5%, respectively.

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

     Prior to fiscal 1994, the Company recognized postretirement health care and life insurance benefits as an expense as claims were paid. On that basis,

     the costs of such benefits were $926,000 for the year ended January 30, 1993.

     Postemployment Benefits

     During November 1992, the FASB issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits", which requires the cost of such benefits be accrued over the employee service period. The adoption of this statement in Fiscal 1995 did not have a material effect on the Company's financial statements.

14.  INDUSTRY SEGMENT INFORMATION

     The Company has two industry segments, Consumer Products and Commercial Products.

     The Company is engaged in the creation, publication, manufacturing, printing and marketing of story and picture books, interactive electronic books and games, coloring books and other activity books and products for children as well as multimedia "edutainment" products. The Company is also engaged in the manufacture and sale of decorated paper tableware, party goods, stationery and gift products. The Company's foreign operations within the Consumer Products Segment consist of a marketing subsidiary in Canada and a marketing branch in the United Kingdom.

     The Company's Commercial Products Segment provides printing, graphic, creative and distribution services and was engaged in the manufacture of advertising specialties including imprinted writing instruments, wearable and simulated leather items, such as wallets, folders and other promotional business products (see Note 2).

     Operating profit represents income before income taxes, interest expense and general corporate income and expense. Identifiable assets are those assets used specifically in the operations of each industry segment or which are allocated when used jointly. Corporate assets are principally comprised of cash and cash equivalents, net assets held for sale, refundable income taxes, deferred income taxes, prepaid pension costs and certain other assets. Domestic sales to foreign markets were less than 10% of total consolidated sales for the years ended January 28, 1995, January 29, 1994 and January 30, 1993.

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

     Information by industry segment is set forth below:
                                                1995         1994       1993
                                                        (In thousands)
     Net sales:

       Consumer Products                    $340,970     $535,603    $543,154
       Commercial Products                    57,384        77,86     105,935
                                            --------     --------    --------

                                            $398,354     $613,464    $649,089
                                            ========     ========    ========

     Operating (loss) profit:
       Consumer Products                    $ (7,737)    $    192    $ 53,625
       Commercial Products                      (112)      (2,558)     (3,609)
                                            --------     --------    --------

                                              (7,849)      (2,366)     50,016

     Other income                              2,253        1,168       1,291
     General corporate expense               (13,398)     (17,672)    (12,591)
     Gain on streamlining plan                20,352
     Provision for write-down of division      1,100      (28,180)
     Interest expense                        (17,567)     (16,270)    (10,358)
                                            --------     --------    --------

     (Loss) income before income taxes
        and cumulative effect of change
        in accounting principle             $(15,109)    $(63,320)   $ 28,358
                                            ========     ========    ========

                                    Consumer  Commercial
                                    Products   Products   Corporate     Total
                                                  (In thousands)
     Identifiable assets:
       1995                          $268,517   $23,201    $137,088    $428,806
       1994                          331,502     27,974     145,640     505,116
       1993                          396,277     74,197      38,111     508,585

     Depreciation and amortization:
       1995                          10,852       2,236         788      13,876
       1994                          11,155       5,153         688      16,996
       1993                           7,851       5,059         394      13,304

     Capital expenditures:
       1995                          18,805         372         130      19,307
       1994                          33,524       2,443       1,392      37,359
       1993                          19,374       3,446         884      23,704

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

     Other Information


     For the year ended January 28, 1995, net sales from the Company's two major customers, Wal-Mart Stores, Inc. and Toys R Us, Inc. totaled approximately $91,700,000, or 23% of net sales. For the year ended January 29, 1994, revenues from these customers totaled approximately $133,400,000 or 22% of net sales.


15.  NET (LOSS) INCOME PER COMMON SHARE

     Net (loss) income per common share was computed as follows:

                                                   1995      1994      1993
                                                   (In thousands except for
                                                       per share data)

     Net (loss) income                          $(17,579)  $(55,825)  $17,498
     Preferred dividend requirements                (848)      (848)     (848)
                                                --------   --------   -------
     (Loss) income applicable to Common Stock   $(18,427)  $(56,673)  $16,650
                                                ========   ========   =======

     Weighted average common shares
       outstanding                                20,997     20,956    20,899
                                                ========   ========   =======

     Net (loss) income per common share         $   (.88)  $  (2.70)  $   .80
                                                ========   ========   =======

                                   * * * * *

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED JANUARY 28, 1995 (IN THOUSANDS)


                                        Allowance for  Allowance
                                           Doubtful       for
                                           Accounts     Returns       Total

BALANCES, FEBRUARY 1, 1992                 $  8,187    $  8,917    $ 17,104

 Additions charged to costs and expenses      5,855      27,509      33,364
 Deductions - amounts written off            (7,041)    (28,131)    (35,172)
 Foreign currency conversion                    (72)        (52)       (124)
                                           --------    --------    --------

BALANCES, JANUARY 30, 1993                    6,929       8,243      15,172

 Additions charged to costs and expenses      5,577      40,951      46,528
 Deductions - amounts written off            (5,686)    (40,268)    (45,954)
 Other changes - net                         (2,318)      2,767         449
 Foreign currency conversion                    (11)        (15)        (26)
                                           --------    --------    --------

BALANCES, JANUARY 29, 1994                    4,491      11,678      16,169

 Additions charged to costs and expenses        472      26,248      26,720
 Deductions - amounts written off              (885)    (30,442)    (31,327)
 Foreign currency conversion                    (11)        (12)        (23)
                                           --------    --------    --------

BALANCES, JANUARY 28, 1995                 $  4,067    $  7,472    $ 11,539
                                           ========    ========    ========