Form 10-K405/A
period 1995-01-28
WESTERN PUBLISHING GROUP INC
filed 1995-05-30
CIK 790706

FORM 10-K - A

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
(Mark One)

[x] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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



Robert A. Bernhard
Director since: 1986
Age: 66

     Mr. Bernhard is President of Bernhard Management Corporation, investment bankers, Co-Chairman of Munn, Bernhard & Associates, Inc., investment managers, and a General Partner of Hycliff Partners, an investment partnership, and has been engaged in the investment banking business for more than twenty-seven years, including as a partner at Lehman Brothers and a partner in the Corporate Finance Department of Salomon Brothers Inc. Mr. Bernhard is a Trustee and a Vice Chairman of Montefiore Medical Center, a Trustee of Cooper Union for the Advancement of Science and Art, a member of the Board of Trustees of Vassar College, a member of the Board of Overseers of the Albert Einstein School of Medicine and a member of the Harvard University Visiting Committee for the Art Museums. He is also a member of the Board of Directors of Stone Energy Corporation and SCP Communications, Inc.


Richard A. Bernstein
Director since: 1984
Age: 48

     Mr. Bernstein is Chairman and Chief Executive Officer of Western Publishing Group, Inc. and Chairman of Western Publishing Company, Inc., a wholly-owned subsidiary of Western Publishing Group, Inc., and has served in such capacities since February 1984 and Chairman, President and Chief Executive Officer of Penn Corporation, then a newly-acquired subsidiary of Western Publishing Group, Inc., since November 1986. He is President of P&E Properties, Inc., a privately-owned commercial real estate ownership/management company, and has served in that capacity for more than five years. Mr. Bernstein is a member of the Regional Advisory Board of Chemical Bank, a member of the Board of Trustees of New York University, a member of the Board of Overseers of the New York University Stern School of Business, a Director and Vice President of the Police Athletic League, Inc., a member of the Board of Trustees of New York University's Hospital for Joint Diseases/Orthopaedic Institute, a member of the Board of Trustees of The Big Apple Circus, Inc. and a member of The Economic Club of New York.


Samuel B. Fortenbaugh III
Director since: 1989
Age: 61

     Mr. Fortenbaugh has been a partner in the law firm of Morgan, Lewis & Bockius since 1980, which firm rendered legal services to Western Publishing Group, Inc. during Fiscal 1995. Mr. Fortenbaugh is a member of the Board of

Directors of Baldwin Technology Company, Inc., a corporation engaged in the manufacture of controls, instruments and accessory equipment for printing presses.


Allan S. Gordon
Director since: 1986
Age: 53

     Mr. Gordon is Managing Partner of the investment banking firm of Gordon, Haskett & Co., a member firm of the New York Stock Exchange. Mr. Gordon has been engaged in the investment banking business for more than five years. Mr. Gordon is a Director of Edward S. Gordon Company, Inc., Meyers Parking System, Inc. and Guiding Eyes for the Blind, Inc.

Jenny Morgenthau
Director since:  1992
Age:  50

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


Michael A. Pietrangelo
Director since: 1989
Age: 52

     Mr. Pietrangelo is President of the Personal Care Products Group of IVAX Corporation. From May 1990 through February 1994, he was President and Chief Executive Officer of CLEO Inc., a subsidiary of Gibson Greetings, Inc. From July 1989 through April 1990, Mr. Pietrangelo served as President and Chief Operating Officer of Western Publishing Group, Inc. Between 1985 and July 1989, Mr. Pietrangelo was President of Schering-Plough's Personal Care Group. Mr. Pietrangelo is a member of the Board of Directors of Universal Heights, Inc., Medicis Pharmaceutical Corporation, The American Parkinson Disease Association and The Memphis College of Art. He is also counsel to the Law firm of Weirich, Pietrangelo and Carter.


The information called for with respect to Executive Officers appears in Part I of the Registrant's Form 10-K, which was previously filed.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation paid or accrued by Western and its subsidiaries during Fiscal 1995 to the Chief Executive Officer and the four other most highly paid executive officers.


                                                                          SUMMARY COMPENSATION TABLE
                                                                          ---------------------------
                                                   \--------ANNUAL COMPENSATION----------\\---LONG-TERM COMPENSATION---\
                                                   ---------------------------------------------------------------------
                                                                    Other     Restricted Securities
                                     Fiscal                      Annual       Stock    Underlying     LTIP        All Other
Name and Principal Position           Year  Salary  Bonus ($)  Compensation   Awards   Options(#)(2) Payouts($) Compensation($)(4)
- ---------------------------          ------ ------  ---------  ------------ ---------- ------------- ---------- ------------------
Richard A. Bernstein                  1995  540,000                                     30,000                   12,706
Chairman and Chief Executive Officer  1994  529,231                                                              15,133
of Western Publishing Group, Inc.;    1993  499,154 121,500(1)                          25,000                   14,671
Chairman, President and Chief
Executive Officer of Penn
Corporation.

Frank P. DiPrima                      1995  166,153                                                             694,785
Former President and Chief Operating  1994  480,099                                                              12,471
Officer of Western Publishing Group,  1993  461,417 100,000(1)                                                   12,103
Inc.

George P. Oess                        1995  213,462                                     55,000(3)               459,676
Former President of Western           1994  300,000  31,350                             70,000(3)                83,867
Publishing Company, Inc.              1993  298,462                                     20,000                   14,671

Bruce A. Bernberg                     1995  230,000                                     15,000                   13,861
Senior Vice President, Finance and    1994  230,000  23,650                                                      15,983
Administration of Western             1993  233,158                                      7,500                   15,766
Publishing Company, Inc.

Ira A. Gomberg                        1995  237,558                                     25,000                   10,044
Vice President, Business Development  1994  178,605                                                              10,649
and Corporate Communications          1993  166,116  32,964(1)                                                   10,172

(1) Reflects bonus earned during Fiscal 1993, paid in Fiscal 1994.

(2) Options to acquire shares of Common Stock.

(3) In accordance with his termination agreement, Mr. Oess was granted options to acquire 55,000 shares of Common Stock under the Amended and Restated 1986 Employee Stock Option Plan in exchange for the cancellation of options to acquire 70,000 shares of Common Stock granted in Fiscal 1994.

(4) Includes amounts contributed by the Company as matching contributions equal to 60% of the first 6% of earnings (to a maximum Company contribution of $5,544) and a 3% annual Company contribution based on employee's annual compensation (up to the Internal Revenue Service limitation of $150,000 of compensation) to the Golden Comprehensive Security Program (the "Program"). In calendar year 1994, contributions to the Program with respect to Messrs. Bernstein, DiPrima, Oess, Bernberg and Gomberg were $10,044, $10,044, $10,044, $9,914, and $10,044, respectively.


    In calendar year 1993, contributions to the Program with respect to Messrs. Bernstein, DiPrima, Oess, Bernberg, and Gomberg were $12,471, $12,471, $12,471, $12,296, and $10,649, respectively.

    In calendar year 1992, contributions to the Program with respect to Messrs. Bernstein, DiPrima, Oess, Bernberg and Gomberg were $12,103, $12,103, $12,103, $12,103, and $10,172, respectively.

    In addition, the following amounts were paid or accrued during the last three years pursuant to the Executive Medical Reimbursement Plan and the excess life insurance program:

    In calendar year 1994, the Executive Medical Reimbursement Plan paid premiums for Messrs. Bernstein, Oess and Bernberg of $1,800, $1,200 and $1,800, respectively. During the same period, the Company paid excess life insurance premiums for Messrs. Bernstein, Oess and Bernberg of $862, $1,800 and $1,152, respectively.

    In calendar year 1993, the Executive Medical Reimbursement Plan paid premiums for each of Messrs. Bernstein, Oess and Bernberg of $1,800. During the same period, the Company paid excess life insurance premiums for each of Messrs. Bernstein, Oess and Bernberg of $862.

    In calendar year 1992, the Executive Medical Reimbursement Plan paid premiums for each of Messrs. Bernstein, Oess and Bernberg of $1,650. During the same period, the Company paid excess life insurance premiums for each of Messrs. Bernstein, Oess and Bernberg of $918.

    In 1994, $3,000 and $995 was paid to Messrs. Oess and Bernberg, respectively, for financial planning assistance.

    In 1993, $8,734 and $1,025 was paid to Messrs. Oess and Bernberg, respectively, for financial planning assistance.

    In 1992, $1,095 was paid to Mr. Bernberg for financial planning assistance. In Fiscal 1994, the Company established the Western Supplemental
    Retirement Plan ("WSRP") for those executive officers designated by the Board of Directors. The plan provides for contributions, as deemed appropriate by the Board of Directors, with payment to the executive officer upon termination (provided such termination is not for cause). The assets of WSRP are considered general assets of the Company until distributed to the executive officer. In Fiscal 1995 and Fiscal 1994, a contribution of $30,000 and $60,000, respectively, was made to the WSRP for the benefit of Mr. Oess. In Fiscal 1995, Mr. Oess was paid these amounts, plus interest, coincident with his retirement.

    In accordance with his employment agreement, Mr. DiPrima became entitled to severance pay equivalent to two years salary upon termination. The severance is reduced by one-half of any earnings during the two year period. Other compensation includes $684,741, representing the present value of the severance payments at May 31, 1994, the date of termination.

    In accordance with his termination agreement, Mr. Oess is entitled to severance pay equivalent to one and one-half years salary. The severance is reduced by one-half of any earnings during this period. Other compensation includes $413,632, representing the present value of the severance payments at September 23, 1994, the date of termination.

                OPTION GRANTS IN THE LAST FISCAL YEAR:



                            INDIVIDUAL GRANTS
                      ------------------------------
                      Number           Percent of                                      Potential Realizable
                      Of Securities    Total Options                                   Value at Assumed Annual
                      Underlying       Granted To                                      Rates of Stock Appreciation
                      Options          Employees In    Exercise Price   Expiration     For Option Term (3)
Name                  Granted (#)      Fiscal Year     $/Share          Date              5%        10%

Richard A. Bernstein  30,000(1)           3.4%            $11.50         8/23/04       216,969    549,841

Bruce A. Bernberg     15,000(1)           1.7%            $11.75         6/22/04       110,843    280,897

Ira A. Gomberg        25,000(1)           2.9%            $11.50         8/23/04       180,807    458,201

George P. Oess        55,000(2)           6.3%            $12.75         9/23/97       110,535    232,114

(1) The options granted to Messrs. Bernstein, Bernberg and Gomberg vest 1/3 on the date of the grant, 1/3 on the first anniversary of the grant and 1/3 on the second anniversary of the grant.

(2) The options granted to Mr. Oess were immediately vested on the date granted. These options, which expire three years after date of grant, remain exercisable after termination of employment.

(3) The dollar gains under these columns result from calculations assuming 5% and 10% growth rates as set by the SEC and are not intended to forecast future price appreciation of Common Stock of the Company. The gains reflect a future value based upon growth at these prescribed rates. The Company is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors.

    It is important to note that options have value to the listed executives and to all option recipients only if the stock price advances beyond the grant date price shown in the table during the effective option period.

                AGGREGATED OPTION EXERCISES IN THE LAST FISCAL
                        YEAR AND FISCAL YEAR-END VALUE:

                                                        Number of Unexercised           Value of Unexercised
                        Shares                             Options Held At              In-The-Money

                        Acquired On    Value             January 28, 1995 (#)           Options at January 28, 1995(1)
Name                    Exercise (#)   Realized ($)   Exercisable   Unexercisable       Exercisable     Unexercisable

Richard A. Bernstein                                    10,000        57,500

Frank P. DiPrima        60,000       $108,499

George P. Oess                                          55,000

Bruce A. Bernberg                                        5,000        25,000

Ira A. Gomberg                                          23,333        36,667

(1)  Market value of underlying securities at January 28, 1995 ($9.75).

Compensation Committee Interlocks and Insider Participation

As of January 28, 1995, the Executive Compensation Committee and Stock Option Committee consisted of Messrs. Bernhard and Gordon and Messrs. Bernhard, Gordon and Baron, respectively, none of whom are former or current officers or employees of the Company or any subsidiaries. No executive officer of the Company serves as an officer, director or member of the Compensation Committee of any entity for which any of the persons serving on the Board of Directors, the Executive Compensation Committee or the Stock Option Committee of the Company is an executive officer. Mr. Baron is a partner of the law firm of Morgan, Lewis & Bockius, located in New York, New York, which firm is outside counsel to the Company. From time to time, the firm has been retained by the Company and its subsidiaries with regard to a variety of legal matters.


COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN


Stock Price Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return on the Company's Common Stock against the cumulative total return of S & P 500 Companies compiled by the University of Chicago Center for Research in Security Prices and an index of Peer Group companies selected by the Company for the five-year period ended January 27, 1995.


       box symbol   WPGI

       triangle     Peer Group

         *          S&P 500


Date            Company Index       Market Index         Peer Index

02/02/90           100.000             100.000             100.000

02/27/90            99.324             100.221             102.123
03/27/90            97.973             103.806             106.488
04/27/90           100.000             100.305             106.352
05/25/90            99.324             108.594             112.968
06/27/90            89.865             109.034             114.567
07/27/90            91.892             108.604             107.914
08/27/90            75.676              99.117              95.677
09/27/90            66.892              93.065              93.192
10/26/90            72.297              94.450              92.974
11/27/90            60.135              99.101              98.146
12/27/90            51.351             102.652             108.532
02/01/91            62.838             107.520             110.182
02/27/91            60.135             115.719             117.069
03/27/91            68.243             118.459             121.819
04/26/91            62.838             119.758             122.767
05/24/91            73.649             119.746             114.074
06/27/91            64.189             119.114             110.645
07/26/91            64.189             121.337             108.686
08/27/91            56.757             125.779             108.862
09/27/91            62.162             123.722             108.370
10/25/91            74.324             123.358             109.168
11/27/91            70.270             121.357             103.651
12/27/91            83.108             131.367             113.882
01/31/92            93.243             132.329             120.524
02/27/92            99.324             134.411             126.104
03/27/92            97.297             131.345             126.187
04/27/92            89.865             133.096             120.456
05/27/92            95.270             134.722             121.898
06/26/92            81.081             132.179             121.613
07/27/92            98.649             135.068             122.793
08/27/92           102.703             136.130             120.910
09/25/92           109.459             136.736             122.971
10/27/92            93.243             138.405             127.319
11/27/92           100.000             142.807             131.505
12/24/92           114.865             146.334             130.611
01/29/93            93.919             146.205             132.093
02/26/93            97.973             148.181             129.932
03/26/93            80.405             150.047             133.968
04/27/93            72.297             146.878             132.633
05/27/93            85.135             152.225             140.366
06/25/93            89.189             150.946             140.414
07/27/93            80.405             151.303             139.876
08/27/93            87.162             155.830             142.558
09/27/93            81.081             156.632             149.638
10/27/93            78.378             157.569             151.154
11/26/93            67.568             157.571             148.965
12/27/93           102.027             160.387             152.423
01/28/94           105.405             163.436             154.119
02/25/94            95.946             159.641             148.026
03/25/94            81.757             158.107             145.814
04/26/94            63.514             155.237             143.882
05/27/94            64.865             157.806             139.687
06/27/94            64.189             154.633             141.036
07/27/94            56.081             156.658             143.149

08/26/94            66.216             164.628             147.283
09/27/94            69.595             160.991             145.542
10/27/94            68.919             162.514             139.735
11/25/94            58.784             158.342             140.410
12/27/94            52.027             162.302             142.716
01/27/95            52.703             165.289             141.768


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

The return of the Peer Group and the Company have been weighted according to their respective market capitalization for the purpose of calculating returns. The calculation assumes that $100 was invested at the close of business at February 2, 1990 in the Company's Common Stock, the S & P 500 Index and the selected Peer Group. The total return calculated assumes the reinvestment of dividends. The Company does not pay common stock dividends.

Directors Remuneration

Employee directors receive no additional compensation for services on the Board of Directors or committees thereof. Each non-employee director of Western receives an annual retainer fee in the amount of $15,000, together with a fee in the amount of $500 for each meeting of the Board of Directors attended and related out-of-pocket expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership as of April 13, 1995 of Western Publishing Group, Inc.'s Series A Convertible Preferred Stock and Common Stock by each person or group known by Western Publishing Group, Inc. to be the beneficial owner of more than 5% of the Common Stock:

                                           Beneficial Ownership
                                            of Common Stock(1)
                                 --------------------------------------------
                                 Number of Shares
Name and Address                 of Convertible   Number of Shares
of Beneficial Owner              Preferred Stock  of Common Stock  Percentage

Richard A. Bernstein............    9,200           4,258,437(2)     20.06%
444 Madison Avenue
New York, New York 10022


The Gabelli Group, Inc..........                    4,766,215(3)     22.67%
655 Third Avenue
New York, New York 10017

The Capital Group
    Companies, Inc..............                    2,157,200(4)     10.26%
333 South Hope Street
Los Angeles, California 90071


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

(3) The Gabelli Funds, Inc. has reported to Western Publishing Group, Inc. that GAMCO Investors, Inc. beneficially owned, as of April 12, 1995, 3,855,215 shares of Common Stock, including sole voting power with respect to 3,492,615 shares and sole dispositive power with respect to 3,855,215 shares; The Gabelli Funds, Inc. beneficially owned, as of such date, 861,000 shares of Common Stock, including sole voting and dispositive power with respect to 861,000 shares. Additionally, Gabelli International Limited beneficially owned, as of such date, 50,000 shares of Common Stock, including sole voting and dispositive power with respect to 50,000 shares. Furthermore, Mr. Gabelli is deemed to have beneficial ownership of the securities beneficially owned by each of the persons listed in this footnote and Gabelli Funds, Inc. is deemed to have beneficial ownership of the securities owned beneficially by each of the persons listed in this footnote other than Mr. Gabelli. Mr. Gabelli is the majority stockholder, controls and acts as chief investment officer for each of the foregoing reporting persons. Furthermore, Mr. Gabelli is deemed to have beneficial ownership of the securities beneficially owned by each of the foregoing persons.

(4) The Capital Group Companies, Inc. has reported to Western Publishing Group, Inc. that its subsidiaries, Capital Guardian Trust Company and Capital Research and Management Company have as of January 31, 1995, sole voting and dispositive power with respect to 1,657,200 and 500,000 shares of Common Stock, respectively.


Stock Ownership of Directors and Executive Officers


     The following table sets forth certain information regarding the beneficial ownership as of April 13, 1995 of Series A Convertible Preferred Stock and Common Stock by (i) each director of Western Publishing Group, Inc. and its subsidiaries, (ii) each executive officer named in The Summary Compensation Table on page 4 and (iii) all directors and executive officers as a group.


                                              Beneficial Ownership
                                               of Common Stock(1)
                            ----------------------------------------------------
                            Number of Shares  Number of Shares    Percentage
                             of Convertible         of                of
Beneficial Owner             Preferred Stock  Common Stock(2)    Common Stock(2)
- ----------------            ----------------  ----------------   ---------------

Robert A. Bernhard               972              191,005             *

Richard A. Bernstein           9,200            4,258,437(3)        20.06%

Bruce A. Bernberg                                  52,521(4)          *

Samuel B. Fortenbaugh, III                          2,000             *

Ira A. Gomberg                                     23,333(5)          *

Allan S. Gordon                  610(6)            77,708(6)          *

Jenny Morgenthau                                    2,000             *

Michael A. Pietrangelo                              5,000             *

All directors and executive
officers as a group (15
individuals)                  10,832            4,698,369(7)        21.97%

__________
* Represents less than 1% of the Common Stock outstanding.

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

(3) Includes 400,000 shares of Common Stock owned by a trust for the benefit of Mr. Bernstein dated March 16, 1978 and 95,771 shares of Common Stock owned by The Richard A. Bernstein Trust of 1986 ("1986 Trust"). Mr. Bernstein has no voting or dispositive power over the shares in the 1986 Trust. Includes 60,000 shares of Common Stock owned by The Richard A. and Amelia Bernstein Foundation, Inc. as to which Mr. Bernstein has shared voting and dispositive power, but Mr. Bernstein disclaims any other beneficial interest in such shares. Also includes 10,000 shares of Common Stock which may be acquired by Mr. Bernstein within 60 days upon exercise of options granted under the Amended and Restated 1986 Employee Stock Option Plan.

(4) Includes 30,000 shares of Common Stock which may be acquired by Mr. Bernberg within 60 days upon exercise of options granted under the Amended and Restated 1986 Employee Stock Option Plan.

(5) Includes 23,333 shares of Common Stock which may be acquired by Mr. Gomberg within 60 days upon exercise of options granted under the Amended and Restated 1986 Employee Stock Option Plan.

(6) Includes 15,000 shares of Common Stock and 100 shares of Series A Convertible Preferred Stock owned by Gordon Family Associates as to which Mr. Gordon has sole voting and dispositive power. Mr. Gordon disclaims beneficial ownership to the extent of the interests of the other partners of that partnership.

(7) Includes 135,999 shares of Common Stock of Western Publishing Group, Inc. which may be acquired by certain executive officers within 60 days upon exercise of options granted under the Amended and Restated 1986 Employee Stock Option Plan.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


In Fiscal 1995, the Company paid 49-50 Associates ("49-50"), a partnership in which Mr. Bernstein is the Managing General Partner, rent for the premises occupied by the Company's corporate headquarters. The rental payments totalled $78,558. In Fiscal 1995, the Company paid P&E Properties, Inc. ("P&E Properties"), a corporation owned by Mr. Bernstein, approximately $801,670 to reimburse P&E Properties for the use of an airplane owned by P&E Properties. When commercially available flights are available to the destination, the Company reimburses P&E Properties at the rate of the normal first class fare. When commercial flights are not available, the Company reimburses P&E Properties at an amount equal to the hourly variable operating costs of the airplane, times the number of hours of use. The Company also reimburses P&E Properties for out-of-pocket expenditures made by P&E Properties on the Company's behalf.

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

Dated:  May 29, 1995


                              Western Publishing Group, Inc.



                                  /s/ Richard A. Bernstein
                              By: --------------------------------------------
                                  Richard A. Bernstein,
                                  Chairman and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                        Title                                 Date
- ---------                        -----                                 ----

/s/ Richard A. Bernstein
________________________         Chairman, Chief Executive         May 29, 1995
Richard A. Bernstein             Officer and Director
                                 (Principal Executive Officer)

/s/ Steven M. Grossman
______________________           Executive Vice President,         May 29, 1995
Steven M. Grossman               Treasurer and Chief Financial
                                 Officer (Principal Financial
                                 and Accounting Officer)
/s/ Allan S. Gordon
______________________           Director                          May 29, 1995
Allan S. Gordon


/s/ Robert A. Bernhard
______________________           Director                          May 29, 1995
Robert A. Bernhard


/s/ Samuel B. Fortenbaugh, III
______________________________   Director                          May 29, 1995
Samuel B. Fortenbaugh, III


/s/ Michael A. Pietrangelo
__________________________       Director                          May 29, 1995
Michael A. Pietrangelo


/s/ Jenny Morgenthau
______________________           Director                          May 29, 1995

Jenny Morgenthau