Form 10-Q
period 1995-04-29
WESTERN PUBLISHING GROUP INC
filed 1995-06-13
CIK 790706

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                              FORM 10-Q


 (Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 29, 1995

                                 OR

 (  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from                     to
                                     ------------------    ----------------

Commission file number      0-14399

                        WESTERN PUBLISHING GROUP, INC.
            (Exact name of registrant as specified in its charter)

    Delaware                                        06-1104930

(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                Identification No.)

444 Madison Avenue, New York, New York                       10022
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

                     Yes  X             No
                         ---                ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.01 per share: 21,023,274 shares outstanding as of May

26, 1995.


                 WESTERN PUBLISHING GROUP, INC. AND
                            SUBSIDIARIES

                          TABLE OF CONTENTS

                                                             Page
                                                              Number

PART I          FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Independent Accountants' Report                          3

              Condensed Consolidated Balance Sheets--
               April 29, 1995 (Unaudited) and
               January 28, 1995                                    4

              Condensed Consolidated Statements of Operations--
               Three months ended April 29, 1995 and
               April 30, 1994  (Unaudited)                         6

              Condensed Consolidated Statements of Cash Flows--
               Three months ended April 29, 1995 and
               April 30, 1994 (Unaudited)                          7

              Notes to Condensed Consolidated Financial
               Statements  (Unaudited)                             9

 Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations       11

PART II   OTHER INFORMATION

 Item 3.  Exhibits and reports on Form 8-K                        14

SIGNATURES                                                        15

EXHIBITS

     Exhibit 15 - Letter re:  unaudited interim financial
                  information                                     16


INDEPENDENT ACCOUNTANTS' REPORT


Western Publishing Group, Inc.

New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of Western Publishing Group, Inc. and subsidiaries as of April 29, 1995, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended April 29, 1995 and April 30, 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Western Publishing Group, Inc. and subsidiaries as of January 28, 1995, and the related consolidated statements of operations, common stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 21, 1995 (May 6, 1995 as to Note 6), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 28, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Deloitte & Touche LLP
Milwaukee, Wisconsin
June 12, 1995



PART I  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO


WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share and Per Share Data)
- --------------------------------------------------------------------------------


                                                        April 29,   January 28,
ASSETS                                                    1995         1995
                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                             $ 38,978    $ 85,406
  Accounts receivable                                     79,158      83,251
  Inventories                                            102,846     108,738
  Prepublication and prepaid advertising costs             8,360       7,314
  Royalty advances                                         2,365       2,221
  Recoverable income taxes                                 5,940       5,940
  Deferred income taxes                                   10,676      10,676
  Net assets held for sale                                16,816      17,681
  Other current assets                                     6,783       6,397
                                                        --------    --------

       Total current assets                              271,922     327,624
                                                        --------    --------

OTHER ASSETS                                              14,138      14,044
                                                        --------    --------

PROPERTY, PLANT AND EQUIPMENT                            124,624     122,990

  Less accumulated depreciation and amortization          49,728      47,325
                                                        --------    --------

       Total property, plant and equipment                74,896      75,665
                                                        --------    --------

IDENTIFIED INTANGIBLES AND COST IN EXCESS
   OF NET ASSETS ACQUIRED (GOODWILL), less accumulated
   amortization of $19,681 and $19,173, respectively      10,965      11,473
                                                        --------    --------

                                                        $371,921    $428,806
                                                        ========    =========

                  See Notes to Condensed Consolidated
                         Financial Statements

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share and Per Share Data)
- -------------------------------------------------------------------------------

                                                          April 29,  January 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                        1995        1995
                                                         (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                        $ 16,618    $ 18,461

  Accrued compensation and fringe benefits                   6,047       9,812
  Notes payable to banks                                                32,000
  Other current liabilities                                 32,681      39,111
                                                          --------    --------

    Total current liabilities                               55,346      99,384
                                                          --------    --------

NONCURRENT LIABILITIES AND CREDITS:
  Long-term debt                                           149,832     149,828
  Accumulated postretirement benefit obligation             27,217      26,894
  Other                                                      1,887       1,921
                                                          --------    --------

    Total noncurrent liabilities and credits               178,936     178,643
                                                          --------    --------

CONVERTIBLE PREFERRED STOCK -Series A, 20,000
  shares authorized, no par value, 19,970 shares issued
  and outstanding; at mandatory redemption amount            9,985       9,985
                                                          --------    --------

COMMON STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 30,000,000 shares
    authorized, 21,232,074 shares issued                       212         212
  Additional paid-in capital                                80,914      80,914
  Retained earnings                                         50,767      64,287
  Cumulative translation adjustments                        (1,417)     (1,797)
                                                          --------    --------

                                                           130,476     143,616
  Less cost of Common Stock in treasury - 208,800 shares     2,822       2,822
                                                          --------    --------

    Total common stockholders' equity                      127,654     140,794
                                                          --------    --------

                                                          $371,921    $428,806
                                                          ========    ========

                  See Notes to Condensed Consolidated
                         Financial Statements

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except for Per Share Data)
- -------------------------------------------------------------------------

                                                      Three Months Ended
                                                      -------------------

                                                      April 29,  April 30,
                                                         1995      1994
                                                          (Unaudited)

REVENUES:                                              $85,945     $68,083
                                                      ---------   ---------
COSTS AND EXPENSES:
  Cost of sales                                         65,598      56,679
  Selling, general and administrative                   30,100      30,209
                                                      ---------   ---------
    Total costs and expenses                            95,698      86,888

LOSS BEFORE INTEREST EXPENSE AND INCOME
  TAX PROVISION (BENEFIT)                               (9,753)    (18,805)

INTEREST EXPENSE                                         3,542       4,098
                                                      ---------   ---------
LOSS BEFORE INCOME TAX PROVISION (BENEFIT)             (13,295)    (22,903)

PROVISION (BENEFIT) FOR INCOME TAXES                        13      (8,886)
                                                      ---------   ---------
NET LOSS                                              $(13,308)   $(14,017)
                                                      =========   =========
LOSS PER COMMON SHARE                                 $  (0.64)   $  (0.68)
                                                      =========   =========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                             21,023      20,959
                                                      =========   =========




                      See Notes to Condensed Consolidated
                             Financial Statements

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
- -------------------------------------------------------------------------------

                                                       Three Months Ended
                                                   --------------------------
                                                   April 29,        April 30,
                                                     1995             1994
                                                           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(13,308)        $(14,017)
  Adjustments to reconcile net loss to net

    cash used in operating activities:
      Gain on disposition of plant and equipment       (361)
      Depreciation                                    3,116            3,254
      Amortization of intangibles                       658            1,201
      Provision for losses on accounts receivable       182            1,466
      Other                                             642              410
      Changes in assets and liabilities:
        Accounts receivable                           4,311           40,571
        Inventories                                   6,100              482
        Prepublication, prepaid advertising costs
          and royalty advances                       (1,209)          (2,253)
        Net assets held for sale                                      (6,187)
        Other current assets                           (820)           2,533
        Accounts payable                             (1,840)         (22,111)
        Accrued compensation and fringe benefits     (3,771)          (2,664)
        Income taxes                                   (175)         (11,346)
        Other current liabilities                    (6,820)          (7,962)
                                                   ---------        ---------
          Net cash used in operating activities     (13,295)         (16,623)
                                                   ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of plant and equipment                (2,311)          (4,817)
  Proceeds from streamlining plan                       865
  Proceeds from disposition of plant and equipment      517
                                                   ---------        ---------
          Net cash used in investing activities        (929)          (4,817)
                                                   ---------        ---------




WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
- --------------------------------------------------------------------------------

                                                       Three Months Ended
                                                   --------------------------
                                                   April 29,        April 30,
                                                     1995             1994
                                                           (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments) borrowings under Credit Agreement   $(32,000)         $20,000
  Dividends paid on Preferred Stock                    (212)            (212)
  Other                                                                  (19)
                                                   ---------         --------

          Net cash (used in) provided
            by financing activities                 (32,212)          19,769
                                                   ---------         --------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                                 8                5
                                                   ---------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS           (46,428)          (1,666)

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                          85,406            9,513
                                                   ---------         --------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD                                        $ 38,978          $ 7,847
                                                   =========         ========
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                     $  6,091          $ 6,846
      Income taxes                                      151              129






                  See Notes to Condensed Consolidated
                         Financial Statements

     WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


NOTE A - Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of April 29, 1995 and the results of operations and cash flows for the three month periods ended April 29, 1995 and April 30, 1994.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

These financial statements should be read in conjunction with the consolidated financial statements of the Company contained in the Company's Form 10-K for the year ended January 28, 1995.


NOTE B - Inventories

Inventories consisted of the following:


                                           April 29,   January 28,
                                             1995        1995
                                                (In Thousands)

    Raw materials                         $ 11,802      $  9,934
    Work in process                         18,963        19,900
    Finished goods                          72,081        78,904
                                          --------      --------

                                          $102,846      $108,738
                                          ========      ========

NOTE C -  Net Assets Held for Sale

During Fiscal 1995, the Company adopted a plan (the "streamlining plan") designed to improve its competitive position and reduce its cost structure through the sale, divestiture, consolidation or phase out of certain operations, properties and products, and a workforce reduction. As of April 29, 1995, the remaining net assets held for sale primarily relate to the Company's Fayetteville facility, which was closed in conjunction with the sale of its game and puzzle business.



Net assets held for sale consisted of the following:

                                           April 29,  January 28,
                                             1995        1995
                                              (In Thousands)

      Current assets                     $   1,316   $   2,181
      Property, plant and equipment, net    17,500      17,500
                                          --------   ---------
                                            18,816      19,681
      Less:
        Current liabilities                 (2,000)     (2,000)
                                          --------   ---------
      Net assets held for sale            $ 16,816   $  17,681
                                          ========   =========

NOTE D - Loss Per Common Share

Loss per common share was computed as follows:

                                                   Three Months Ended
                                                   ------------------
                                                 April 29,    April 30,
                                                   1995         1994
                                                      (In Thousands
                                                except for per share data)

    Net loss                                     $(13,308)     $(14,017)


    Preferred dividend requirements                  (212)         (212)
                                                 --------      --------

    Loss applicable to common stock              $(13,520)     $(14,229)
                                                 ========      ========

    Weighted average common shares outstanding     21,023        20,959
                                                 ========      ========

    Loss per common share                        $  (0.64)     $  (0.68)
                                                 ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Revenues for the quarter ended April 29, 1995 increased $17.9 million (26.2%) to $85.9 million as compared to $68.1 million for the quarter ended April 30, 1994. Consumer Products Segment revenues increased $13.5 million (23.5%) for the quarter ended April 29, 1995. The increase was primarily due to the Company's strategy to focus on its core competencies which led to an overall increase in its core consumer products categories. This increase was further enhanced by increased sales from category management programs and the expanded distribution of decorated paper tableware and party goods products. Commercial Product Segment revenues which are comprised of printing services, increased $4.3 million (41.2%) for the quarter ended April 29, 1995. The increase for the quarter was due to significant growth in the Company's educational kit business and increased custom publishing sales.

Price increases in the Consumer Products Segment were approximately 2%. Sales of printing services are the result of individual agreements entered into with customers as to price and services performed. Accordingly, the effects on inflation cannot be determined on the sales of printing services.

The loss before interest expense and the provision (benefit) for income taxes for the quarter ended April 29, 1995 was $9.8 million as compared to a loss of $18.8 million for the quarter ended April 30, 1994. The $9.0 million improvement was the result of a $8.9 million increase in gross profit and a $.1 million decrease in selling, general and administrative expenses.

Gross profit increased $8.9 million (78.4%) to $20.3 million for the quarter ended April 29, 1995 as compared to $11.4 million for the quarter ended April 30, 1994. As a percentage of revenues, the gross profit margin increased to 23.7% for the quarter ended April 29, 1995 from 16.8% for the quarter ended April 30, 1994. In the Consumer Products Segment, gross profit increased $7.3 million (67.9%) to $18.1 million for the quarter ended April 29, 1995 as compared to the quarter ended April 30, 1994. As a percentage of revenues, the Consumer Products Segment gross profit margin increased to 25.5% for the Fiscal 1996 period as compared to 18.7% for the Fiscal 1995 period. The increase in gross profit margin resulted from a reduction in unfavorable manufacturing variances due to incremental production in response to increased demand for the Company's products, manufacturing efficiencies realized and product specification changes, partially offset by increased raw material prices for certain grades of paper. Additionally, the increase in gross profit margin was attributable to a favorable change in product mix, which caused a decrease in royalty costs. In the Commercial Products Segment, the gross profit margin of printing services increased to 15.1% for the quarter ended April 29, 1995 from 5.9% for the quarter ended April 30, 1994. The increase was due to a favorable shift in product mix to higher margin products, lower unfavorable manufacturing variances and effective sourcing of educational kit components.

Selling, general and administrative expenses for the quarter ended April 29, 1995 decreased $.1 million (.4%) to $30.1 million as compared to $30.2 million for the quarter ended April 30, 1994. This decrease is primarily the result of lower selling expenses resulting from the restructuring of the sales and merchandising forces, partially offset by general increases in other administrative categories.

Interest expense for the quarter decreased $.6 million to $3.5 million as compared to $4.1 million in Fiscal 1995. The decrease was due to lower average debt outstanding as the Company repaid all outstanding notes under its Revolving Credit Agreement, offset by higher interest rates. Total average outstanding debt decreased to $164.9 million for the Fiscal 1996 period from $240.0 million for the Fiscal 1995 period (see Financial Condition, Liquidity and Capital Resources), while average interest rates increased to 8.5% for the Fiscal 1996 period as compared to 6.9% for the Fiscal 1995 period. The increase in average interest rates resulted primarily from the increase in short term rates.

Presently, the Company does not anticipate any significant provision or benefit for income taxes in Fiscal 1996; therefore, for the quarter ended April 29, 1995, there was no income tax benefit from operations as no tax benefit was recognized on operating losses. Profitable operating results in subsequent periods will benefit from an income tax rate which will be lower than the statutory rate due to the reinstatement of deferred tax assets for which a valuation allowance was established in prior periods. For the quarter ended April 30, 1994, the income tax benefit rate was 38.8%.

The loss for the quarter ended April 29, 1995 was $13.3 million or $0.64 per share, compared to a loss of $14.0 million or $0.68 per share for the quarter ended April 30, 1994. The loss results from the normal seasonality of the Company's business, which historically incurs an operating loss in the first quarter. As the Consumer Products Segment ships product to its retailing customers in anticipation of the holiday selling season, the Company experiences a greater portion of its total revenues in the second half of the fiscal year.


Financial Condition, Liquidity and Capital Resources

Operations for the quarter ended April 29, 1995, excluding non-cash charges for depreciation, amortization and the provision for losses on accounts receivable utilized cash of approximately $9.4 million as compared to $8.1 million during the quarter ended April 30, 1994. During the quarters ended April 29, 1995 and April 30, 1994, other changes in assets and liabilities, resulting from operating activities, used cash of $3.9 million and $8.5 million, respectively, resulting in net cash used in operating activities of $13.3 million and $16.6 million, respectively.

Acquisitions of property, plant and equipment were $2.3 million during the quarter ended April 29, 1995 as compared to $4.8 million during the quarter ended April 30, 1994. Capital expenditures include costs associated with the Company's new order processing, customer service and inventory management system, retail fixtures utilized in its category management programs and the installation of emission control equipment in one of its manufacturing facilities. The Company is finalizing its previously announced plans to undertake a facility expansion of its paper tableware and party goods operations in Kalamazoo, Michigan. During the second quarter of Fiscal 1996, the Company expects to complete an agreement for the construction of this facility expansion.

During the quarter ended April 29, 1995, the Company utilized cash for financing activities by repaying $32.0 million of outstanding borrowings under its Revolving Credit Agreement and the Agreement was terminated. Cash provided by financing activities during the quarter ended April 30, 1994 was primarily from borrowings of $20.0 million under the Company's Revolving Credit Agreement.

Working capital decreased to $216.6 million from $228.2 million at January 28, 1995. This decrease results from the Company's investment in property, plant and equipment and the funds required for its operations during the first quarter of Fiscal 1996. While the Company does not anticipate any interruption in its business because of the reduced availability of certain grades of paper, manufacturing costs in Fiscal 1996 will be impacted by the resulting cost increases.

Following the repayment of all outstanding notes and the termination of its Revolving Credit Agreement, the Company has been negotiating with a number of financial institutions to arrange financing for its seasonal borrowing requirements, which are projected to be significantly reduced from historical levels. In the opinion of management, the Company will be able to negotiate an acceptable financing arrangement to meet these requirements. However, if the Company is unable to successfully negotiate an acceptable financing arrangement, management has developed alternative plans which could include the deferral of capital expenditures, the implementation of working capital management programs, and/or the sale of assets, resulting in a reduction in its peak seasonal needs. Accordingly, in the opinion of management, the implementation of the alternative plans, if necessary, will not materially impact planned operating levels.

PART II OTHER INFORMATION
ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K:

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



                                    WESTERN PUBLISHING GROUP, INC.

June 12, 1995                        /s/ Richard A. Bernstein
                                     ---------------------------------
                                         Richard A. Bernstein
                                         Chairman


June 12, 1995                         /s/ Steven M. Grossman
                                      --------------------------------
                                          Steven M. Grossman
                                          Chief Financial Officer

