Form 10-Q
period 1995-07-29
WESTERN PUBLISHING GROUP INC
filed 1995-09-12
CIK 790706

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

 (Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 29, 1995

                                      OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

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

                          Yes  X             No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.01 per share: 21,026,274 shares outstanding as of August 30, 1995.

                      WESTERN PUBLISHING GROUP, INC. AND
                                 SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                   Page
                                                                  Number
                                                                  ------
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Independent Accountants' Report                            3

           Condensed Consolidated Balance Sheets--
            July 29, 1995  (Unaudited) and
            January 28, 1995                                        4

           Condensed Consolidated Statements of Operations--
            Three months ended July 29, 1995 and
            July 30, 1994  (Unaudited)                              6

           Condensed Consolidated Statements of Operations--
            Six months ended July 29, 1995 and
            July 30, 1994  (Unaudited)                              7

           Condensed Consolidated Statements of Cash Flows--
            Six months ended July 29, 1995 and
            July 30, 1994  (Unaudited)                              8

           Notes to Condensed Consolidated Financial
            Statements  (Unaudited)                                10

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations            13

PART II  OTHER INFORMATION

Item 3.  Exhibits and reports on Form 8-K                          16

SIGNATURES                                                         17

EXHIBITS

         Exhibit 15 - Letter re: unaudited interim
          financial information                                    18

INDEPENDENT ACCOUNTANTS' REPORT

Western Publishing Group, Inc.
New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of Western Publishing Group, Inc. and subsidiaries as of July 29, 1995, and the related condensed consolidated statements of operations and cash flows for the six and three-month periods ended July 29, 1995 and July 30, 1994. These financial statements are the responsibility of the Company's management.

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


Deloitte & Touche LLP
Milwaukee, Wisconsin
September 12, 1995

PART I   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share and Per Share Data)

                                               July 29,  January 28,
ASSETS                                           1995       1995
                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                     $ 29,230  $ 85,406
  Accounts receivable                             83,391    83,251
  Inventories                                    111,564   108,738
  Prepublication and prepaid advertising costs     9,391     7,314
  Royalty advances                                 1,856     2,221
  Refundable income taxes                                    5,940
  Deferred income taxes                           10,676    10,676
  Net assets held for sale                        14,652    17,681
  Other current assets                             6,636     6,397
                                                --------  --------
    Total current assets                         267,396   327,624
                                                --------  --------
OTHER ASSETS                                      14,385    14,044
                                                --------  --------
PROPERTY, PLANT AND EQUIPMENT                    132,027   122,990

  Less accumulated depreciation and
   amortization                                   53,276    47,325
                                                --------  --------
    Total property, plant and equipment           78,751    75,665

IDENTIFIED INTANGIBLES AND COST IN EXCESS
 OF NET ASSETS ACQUIRED (GOODWILL), less
 accumulated amortization of $20,189 and
 $19,173, respectively                            10,457    11,473
                                                --------  --------
                                                $370,989  $428,806
                                                ========  ========

                      See Notes to Condensed Consolidated
                             Financial Statements

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share and Per Share Data)

                                                July 29,  January 28,
LIABILITIES AND STOCKHOLDERS' EQUITY              1995       1995
                                              (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                              $ 19,410  $ 18,461
  Accrued compensation and fringe benefits         7,079     9,812
  Notes payable to banks                                    32,000
  Other current liabilities                       30,839    39,111
                                                --------  --------
   Total current liabilities                      57,328    99,384
                                                --------  --------
NONCURRENT LIABILITIES:
  Long-term debt                                 149,836   149,828
  Accumulated postretirement benefit obligation   27,430    26,894
  Other                                            2,004     1,921
                                                --------  --------
   Total noncurrent liabilities                  179,270   178,643
                                                --------  --------
CONVERTIBLE PREFERRED STOCK -Series A, 20,000
  shares authorized, no par value, 19,970
  shares issued and outstanding; at mandatory
  redemption amount                                9,985     9,985
                                                --------  --------
COMMON STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 30,000,000
   shares authorized, 21,235,074 and
   21,232,074 shares issued                          212       212
  Additional paid-in capital                      80,944    80,914
  Retained earnings                               47,514    64,287
  Cumulative translation adjustments              (1,442)   (1,797)
                                                --------  --------
                                                 127,228   143,616
  Less cost of Common Stock in
   treasury - 208,800 shares                       2,822     2,822
                                                --------  --------
    Total common stockholders' equity            124,406   140,794
                                                --------  --------
                                                $370,989  $428,806
                                                ========  ========

                      See Notes to Condensed Consolidated
                             Financial Statements

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except for Per Share Data)

                                                Three Months Ended
                                                ------------------
                                                July 29,  July 30,
                                                  1995      1994
                                                   (Unaudited)

REVENUES:                                       $ 94,209  $105,500
                                                --------  --------
COSTS AND EXPENSES:
  Cost of sales                                   67,149    76,039
  Selling, general and administrative             29,385    29,317
  Gain on streamlining plan                       (2,000)
                                                --------  --------
    Total costs and expenses                      94,534   105,356
                                                --------  --------
(LOSS) INCOME BEFORE INTEREST EXPENSE AND
  INCOME TAX BENEFIT                                (325)      144

INTEREST EXPENSE                                   2,801     4,790
                                                --------  --------
LOSS BEFORE INCOME TAX BENEFIT                    (3,126)   (4,646)

BENEFIT FOR INCOME TAXES                             (85)   (1,714)
                                                --------  --------
NET LOSS                                        $ (3,041) $ (2,932)
                                                ========  ========
LOSS PER COMMON SHARE                           $  (0.15) $  (0.15)
                                                ========  ========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                       21,025    20,985
                                                ========  ========

                      See Notes to Condensed Consolidated
                             Financial Statements

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except for Per Share Data)

                                                 Six Months Ended
                                                ------------------
                                                July 29,  July 30,
                                                  1995      1994
                                                   (Unaudited)

REVENUES:                                       $180,154  $173,583
                                                --------  --------
COSTS AND EXPENSES:
  Cost of sales                                  132,747   132,718
  Selling, general and administrative             59,485    59,526
  Gain on streamlining plan                       (2,000)
                                                --------  --------
    Total costs and expenses                     190,232   192,244
                                                --------  --------
LOSS BEFORE INTEREST EXPENSE AND
   INCOME TAX BENEFIT                            (10,078)  (18,661)

INTEREST EXPENSE                                   6,343     8,888
                                                --------  --------
LOSS BEFORE INCOME TAX BENEFIT                   (16,421)  (27,549)

BENEFIT FOR INCOME TAXES                             (72)  (10,600)
                                                --------  --------
NET LOSS                                        $(16,349) $(16,949)
                                                ========  ========
LOSS PER COMMON SHARE                           $  (0.80) $  (0.83)
                                                ========  ========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                       21,024    20,972
                                                ========  ========

                      See Notes to Condensed Consolidated
                             Financial Statements

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                 Six Months Ended
                                                ------------------
                                                July 29,  July 30,
                                                  1995      1994
                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $(16,349) $(16,949)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                  7,271     9,081
    Provision for losses on accounts receivable      739     2,255
    Gain on streamlining plan                     (2,000)
    Gain on disposition of plant and equipment      (353)
    Other                                            449     1,190
    Changes in assets and liabilities:
      Accounts receivable                          (737)   30,107
      Inventories                                (2,671)   (1,477)
      Accounts payable                              951   (13,162)
      Other assets and liabilities               (9,692)  (16,558)
                                                --------  --------
        Net cash used in operating activities    (22,392)   (5,513)
                                                --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of plant and equipment             (6,129)  (10,191)
  Proceeds from streamlining plan                  3,801     4,300
  Proceeds from disposition of plant and
   equipment                                         571
  Return of investment in joint venture              350
                                                --------  --------
        Net cash used in investing activities     (1,407)   (5,891)
                                                --------  --------

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                 Six Months Ended
                                                ------------------
                                                July 29,  July 30,
                                                  1995      1994
                                                   (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of Common Stock (exercise
   of options                                   $     30   $   600
  (Repayments) borrowings under Credit
   Agreement                                     (32,000)   16,000
  Costs in connection with amendment of credit
   facility                                                   (597)
  Dividends paid on Preferred Stock                 (424)     (424)
  Other                                                          5
                                                --------   -------
      Net cash (used in) provided by financing
       activities                                (32,394)   15,584
                                                --------   -------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                             17        10
                                                --------   -------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                               (56,176)    4,190

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                       85,406     9,513
                                                --------   -------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD                                     $ 29,230   $13,703
                                                ========   =======
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
   Cash paid (received) during the period for:
    Interest                                    $  6,091   $ 8,179
    Income taxes, net of refunds received         (5,147)      422

                      See Notes to Condensed Consolidated
                             Financial Statements

                WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of July 29, 1995, the results of operations for the three month and six month periods ended July 29, 1995 and July 30, 1994 and cash flows for the six month periods ended July 29, 1995 and July 30, 1994.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

These financial statements should be read in conjunction with the consolidated financial statements of the Company contained in the Company's Form 10-K for the year ended January 28, 1995 ("Fiscal 1995").

NOTE B - Inventories

Inventories consisted of the following:

                  July 29,  January 28,
                    1995       1995
                    (In Thousands)

Raw materials     $ 14,482   $  9,934
Work in process     18,695     19,900
Finished goods      78,387     78,904
                  --------   --------
                  $111,564   $108,738
                  ========   ========

NOTE C -  Net Assets Held for Sale

During Fiscal 1995, the Company adopted a plan (the "streamlining plan") designed to improve its competitive position and reduce its cost structure through the sale, divestiture, consolidation or phase out of certain operations, properties and products, and a workforce reduction. The streamlining plan resulted in a net gain which was recorded in the third quarter of Fiscal 1995. During the quarter ended July 29, 1995, an additional gain of $2,000,000 from the streamlining plan was recorded as certain costs and expenses of implementing the plan were less than originally anticipated. As of July 29, 1995, the remaining net assets held for sale primarily relate to the Company's Fayetteville facility, which was closed in conjunction with the sale of its game and puzzle business.

Net assets held for sale consisted of the following:

                                     July 29,   January 28,
                                       1995        1995
                                        (In Thousands)

Current assets                       $  1,089    $  2,181
Property, plant and equipment, net     15,563      17,500
                                     --------    --------
                                       16,652      19,681
Less:
Current liabilities                    (2,000)     (2,000)
                                     --------    --------
Net assets held for sale             $ 14,652    $ 17,681
                                     ========    ========

NOTE D - Loss Per Common Share

Loss per common share was computed as follows:

                                    Three Months Ended       Six Months Ended
                                   --------------------    --------------------
                                   July 29,    July 30,    July 29,    July 30,
                                     1995        1994        1995        1994
                                     (In Thousands except for per share data)

Net loss                          $ (3,041)   $ (2,932)   $(16,349)   $(16,949)

Preferred dividend requirements       (212)       (212)       (424)       (424)
                                  --------    --------    --------    --------
Loss applicable to common stock   $ (3,253)   $ (3,144)   $(16,773)   $(17,373)
                                  ========    ========    ========    ========
Weighted average common shares
      outstanding                   21,025      20,985      21,024      20,972
                                  ========    ========    ========    ========
Loss per common share             $  (0.15)   $  (0.15)   $  (0.80)   $  (0.83)
                                  ========    ========    ========    ========

NOTE E - Other Transactions

On September 6, 1995, the Company announced that it had reached an agreement in principle for the acquisition of a significant interest in the Company by Richard E. Snyder, the former Chairman and CEO of Simon & Schuster, and by Warburg, Pincus Ventures, L.P. (the "Snyder/Warburg Pincus venture"). The Snyder/Warburg Pincus venture would acquire the approximate 20% common stock ownership interest of the Company's Chairman and Chief Executive Officer, Richard A. Bernstein and/or from Trusts for his benefit. Through a series of transactions, including the contribution of Mr. Bernstein's stock and the funding of a new corporate owner of Penn Corporation, the Snyder/Warburg Pincus venture would receive $120 million of newly-issued convertible preferred stock of the Company and a $15 million promissory note. The preferred stock would be convertible into approximately 33% of the Company's stock. Further, the Company's Penn Corporation subsidiary would be sold to a new corporation which will become a publicly traded company, with Mr. Bernstein as its Chairman and

Chief Executive Officer. Mr. Bernstein and the other shareholders of the Company (excluding the

NOTE E - Other Transactions (continued)

Snyder/Warburg Pincus venture) would own shares of Penn Corporation in the same proportion as their ownership in the Company. The agreement in principle is subject to the execution of definitive legal agreements and to approval by the Company's Board of Directors and stockholders.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Revenues for the quarter ended July 29, 1995 decreased $11.3 million (10.7%) to $94.2 million as compared to $105.5 million for the quarter ended July 30, 1994 and increased $6.6 million (3.8%) to $180.2 million as compared to $173.6 million for the six months ended July 30, 1994. Consumer Products Segment revenues decreased $12.4 million (13.3%) for the quarter and increased $1.2 million (.8%) for the six months ended July 29, 1995. The increase for the six month period was primarily due to the Company's strategy to focus on its core competencies which led to an overall increase in its core consumer products categories. Specifically, the Company's picture and activity book categories experienced solid sales increases, partially offset by lower sales of interactive electronic storybooks as the declines in original formats which are approaching maturity overshadowed the growth in new electronic storybook formats. The sales decline for the quarter ended July 29, 1995 was primarily attributable to a shift in the timing of sales between the first and second quarters. Certain restocking orders and early fulfillment of sales promotion programs, which had historically been received in the second quarter, occurred in the first quarter of Fiscal 1996. Commercial Products Segment revenues which are comprised of printing services, increased $1.1 million (8.8%) and $5.4 million (23.5%) for the quarter and six months ended July 29, 1995. The increase for the quarter and six month periods was due to significant growth in the Company's educational kit business and increased custom publishing sales.

Price decreases in the Consumer Products Segment were approximately 6%. A significant portion of this decline resulted from pricing adjustments of the Company's older electronic storybook formats to reflect the ongoing competitive pressures in this category. Sales of printing services in the Commercial Products Segment are the result of individual agreements entered into with customers as to price and services performed. Accordingly, the effects on inflation cannot be determined on the sales of printing services.

The loss before interest expense and income tax benefit for the quarter ended July 29, 1995 was $.3 million as compared to income of $.1 million for the quarter ended July 30, 1994. The $.5 million decrease was the result of a $2.4 million decrease in gross profit, a $.1 million decrease in selling, general and administrative expenses and a $2.0 million gain on streamlining plan. The additional gain from the streamlining plan resulted from costs and expenses of implementing the plan being less than originally anticipated. For the six months ended July 29, 1995, the loss before interest expense and income tax benefit was $10.1 million as compared to $18.7 million for the six months ended July 30, 1994. The $8.6 million improvement was the result of a $6.6 million increase in gross profit and a $2.0 million gain on streamlining plan.

Gross profit decreased $2.4 million (8.1%) to $27.1 million for the quarter ended July 29, 1995 as compared to $29.5 million for the quarter ended July 30, 1994. Gross profit increased $6.5 million (16.0%) to $47.4 million for the six months ended July 29, 1995 as compared to $40.9 million for the six months ended July 30, 1994. As a percentage of revenues, the gross profit margin increased to 28.7% and 26.3% for the quarter and six months ended July 29, 1995 from 27.9% and 23.5% for the quarter and six months ended July 30, 1994. In the Consumer Products Segment, gross profit decreased $2.7 million (9.6%) to $25.3 million for the quarter ended July 29, 1995 and increased $4.5 million (11.6%) to $43.3 million for the six months as compared to the prior year. As a percentage of revenues, the Consumer Products Segment gross profit margin increased to 31.4% and 28.5% for the quarter and six months of Fiscal 1996 as compared to 30.1% and 25.8% for the quarter and six months of Fiscal 1995.

The increase in gross profit margin resulted from a reduction in unfavorable manufacturing variances due to incremental production in response to increased demand for the Company's products, manufacturing efficiencies realized and product specification changes, partially offset by increased raw material prices for certain grades of paper and certain price decreases in the Consumer Products Segment. Additionally, the increase in gross profit margin was attributable to a favorable change in product mix, which caused a decrease in royalty costs. In the Commercial Products Segment, the gross profit margin of printing services increased to 13.1% and 14.4% for the quarter and six months of Fiscal 1996 compared to 11.9% and 9.1% for the quarter and six months of Fiscal 1995. The increase was due to a favorable shift in product mix to higher margin products, lower unfavorable manufacturing variances and effective sourcing of educational kit components.

Selling, general and administrative expenses for the quarter and six months ended July 29, 1995 remained consistent with the quarter and six months ended July 30, 1994. This is primarily the result of lower personnel costs resulting from organizational streamlining in Fiscal 1995 offset by general increases in other administrative categories.

Interest expense for the quarter decreased $2.0 million to $2.8 million as compared to $4.8 million in Fiscal 1996 and for the six months decreased $2.5 million to $6.3 million as compared to $8.9 million in Fiscal 1995. The decrease was due to lower average debt outstanding as the Company repaid all outstanding notes under its Revolving Credit Agreement in the first quarter of Fiscal 1996, offset by higher interest rates in the first quarter of Fiscal 1996. Total average outstanding debt decreased to $155.9 million for the Fiscal 1996 period from $244.3 million for the Fiscal 1995 period (see Financial Condition, Liquidity and Capital Resources), while average interest rates increased to 8.2% for the Fiscal 1996 period as compared to 7.3% for the Fiscal 1995 period. The increase in average interest rates resulted from the increase in short term rates.


Presently, the Company does not anticipate any significant provision or benefit for income taxes in Fiscal 1996; therefore, for the quarter and six months ended July 29, 1995, there was no income tax benefit from operations as no tax benefit was recognized on operating losses. Profitable operating results in subsequent periods will benefit from an income tax rate which will be lower than the statutory rate due to the reinstatement of deferred tax assets for which a valuation allowance has been established. For the quarter and six months ended July 30, 1994, the income tax benefit rate was 36.9% and 38.5%, respectively.

The loss for the quarter ended July 29, 1995 was $3.0 million or $.15 per share, compared to a loss of $2.9 million or $.15 per share for the quarter ended July 30, 1994. The loss for the six months ended July 29, 1995 was $16.3 million or $.80 per share, compared to a loss of $16.9 million or $.83 per share for the six months ended July 30, 1994. The operations for the six months ended July 29, 1995 reflect the normal seasonality of the Company's business. As the Consumer Products Segment ships product to its retailing customers in anticipation of the holiday selling season, the Company experiences a greater portion of its total revenues in the second half of the fiscal year.

Financial Condition, Liquidity and Capital Resources

Operations for the six months ended July 29, 1995, excluding the streamlining plan gain, non-cash charges for depreciation, amortization and the provision for losses on accounts receivable utilized cash of approximately $10.3 million. The operations for the six month ended July 30, 1994 excluding non-cash charges for depreciation, amortization and the provision for loses on accounts receivable utilized cash of approximately $5.6 million. During the six months ended July 29, 1995 and July 30, 1994, other changes in assets and liabilities, resulting from operating activities, used cash of $12.1 million and provided cash of $.1 million, respectively, resulting in net cash used in operating activities of $22.4 million and $5.5 million, respectively. Acquisitions of property, plant and equipment were $6.1 million during the six months ended July 29, 1995 as compared to $10.2 million during the six months ended July 30, 1994. Capital expenditures for the six months ended July 29, 1995 include costs associated with the Company's new order processing, customer service and inventory management system, the acquisition of a five unit web press, retail fixtures utilized in its category management programs and the installation of emission control equipment in one of its manufacturing facilities. During the second quarter of Fiscal 1996, the Company commenced a facility expansion of its paper tableware and party goods operations in Kalamazoo, Michigan. The construction of the building addition phase of the expansion, which is expected to be completed in Fiscal 1997, is estimated to cost $5.1 million.

During the six months ended July 29, 1995, the Company utilized cash for financing activities by repaying $32.0 million of outstanding borrowings under its Revolving Credit Agreement and the Agreement was terminated. Cash provided by financing activities during the six months ended July 30, 1994 was primarily from borrowings of $16.0 million under the Company's Revolving Credit Agreement.

Working capital decreased to $210.1 million from $228.2 million at January 28,

1995. This decrease results from the Company's investment in property, plant and equipment and the funds required for its operations during the Fiscal 1996 period. While the Company does not anticipate any interruption in its business because of the reduced availability of certain grades of paper, manufacturing costs in Fiscal 1996 will be impacted by the resulting cost increases.

Following the repayment of all outstanding notes and the termination of its Revolving Credit Agreement, the Company has been involved in negotiations to arrange financing for its seasonal borrowing requirements, which are projected to be significantly reduced from historical levels. In the opinion of management, a financing arrangement will be consummated in the third quarter of Fiscal 1996. However, if the Company is unable to complete an acceptable financing arrangement, management has developed alternative plans which could include the deferral of capital expenditures, the implementation of working capital management programs, and/or the sale of assets, resulting in a reduction in its peak seasonal needs. Accordingly, in the opinion of management, the implementation of the alternative plans, if necessary, will not materially impact planned operating levels.

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


                                       WESTERN PUBLISHING GROUP, INC.

September 12, 1995                     /s/ Richard A. Bernstein
                                       ------------------------
                                       Richard A. Bernstein
                                       Chairman

September 12, 1995                     /s/ Steven M. Grossman
                                       ----------------------
                                       Steven M. Grossman
                                       Chief Financial Officer

