Form 10-Q
period 1995-10-28
WESTERN PUBLISHING GROUP INC
filed 1995-12-12
CIK 790706

SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C.  20549
     FORM 10-Q

     (Mark One)

     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  October 28, 1995

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

     Common stock, par value $.01 per share: 21,067,274 shares outstanding as of December 1, 1995.




                      WESTERN PUBLISHING GROUP, INC. AND
                                 SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                       Page
                                                                      Number

     PART I    FINANCIAL INFORMATION

       Item 1. Financial Statements

               Independent Accountants' Report                           3

                  Condensed Consolidated Balance Sheets--
                   October 28, 1995  (Unaudited) and
                   January 28, 1995                                      4

                  Condensed Consolidated Statements of Operations--
                   Three months ended October 28, 1995 and
                   October 29, 1994  (Unaudited)                         6

                  Condensed Consolidated Statements of Operations--
                   Nine months ended October 28, 1995 and
                   October 29, 1994  (Unaudited)                         7

                  Condensed Consolidated Statements of Cash Flows--
                   Nine months ended October 28, 1995 and
                   October 29, 1994  (Unaudited)                         8

                  Notes to Condensed Consolidated Financial
                   Statements  (Unaudited)                              10

       Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         13

     PART II   OTHER INFORMATION

       Item 3. Exhibits and reports on Form 8-K                         17

     SIGNATURES                                                         18

     EXHIBITS

               Exhibit 15 - Letter re:  unaudited interim financial
     information                                                        19


     INDEPENDENT ACCOUNTANTS' REPORT

     Western Publishing Group, Inc.
     New York, New York

     We have reviewed the accompanying condensed consolidated balance sheet of Western Publishing Group, Inc. and subsidiaries as of October 28, 1995, and the related condensed consolidated statements of operations and cash flows for the nine and three-month periods ended October 28, 1995 and October 29, 1994. These financial statements are the responsibility of the Company's management.

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

     Deloitte & Touche LLP
     Milwaukee, Wisconsin
     December 11, 1995




PART I  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share and Per Share Data)

                                                   October 28, January 28,
ASSETS                                                1995       1995
                                                  (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                          $ 22,190  $ 85,406
  Accounts receivable                                  88,374    83,251
  Inventories                                          98,598   108,738
  Prepublication and prepaid advertising costs          5,519     7,314
  Royalty advances                                      1,599     2,221
  Refundable income taxes                                         5,940
  Deferred income taxes                                          10,676
  Net assets held for sale                             13,962    17,681
  Other current assets                                  7,432     6,397
                                                     --------  --------
      Total current assets                            237,674   327,624
                                                     --------  --------
OTHER ASSETS                                           11,391    14,044
                                                     --------  --------

PROPERTY, PLANT AND EQUIPMENT                         137,004   122,990

  Less accumulated depreciation and amortization       57,804    47,325
                                                     --------  --------
      Total property, plant and equipment              79,200    75,665
                                                     --------  --------

IDENTIFIED INTANGIBLES AND COST IN EXCESS
  OF NET ASSETS ACQUIRED (GOODWILL), less
  accumulated amortization of $20,697 and
  $19,173, respectively                                 9,949    11,473
                                                     --------  --------

                                                     $338,214  $428,806
                                                     ========  ========

                      See Notes to Condensed Consolidated
                             Financial Statements

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share and Per Share Data)

                                                   October 28, January 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                 1995         1995
                                                  (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                   $ 20,472  $ 18,461
  Accrued compensation and fringe benefits              7,348     9,812
  Notes payable to banks                                         32,000
  Other current liabilities                            33,321    39,111
                                                     --------  --------
   Total current liabilities                           61,141    99,384
                                                     --------  --------
NONCURRENT LIABILITIES:
  Long-term debt                                      149,840   149,828
  Accumulated postretirement benefit obligation        27,655    26,894
  Other                                                 2,441     1,921
                                                     --------  --------
   Total noncurrent liabilities                       179,936   178,643
                                                     --------  --------
CONVERTIBLE PREFERRED STOCK -Series A, 20,000
  shares authorized, no par value, 19,970 shares
  issued and outstanding; at mandatory redemption
  amount                                                9,985     9,985
                                                     --------  --------
COMMON STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value, 30,000,000 shares
   authorized, 21,276,074 and 21,232,074 shares
   issued                                                 213       212
  Additional paid-in capital                           81,430    80,914
  Retained earnings                                     9,814    64,287
  Cumulative translation adjustments                   (1,483)   (1,797)
                                                     --------  --------
                                                       89,974   143,616
  Less cost of Common Stock in treasury - 208,800
    shares                                              2,822     2,822
                                                     --------  --------
       Total common stockholders' equity               87,152   140,794
                                                     --------  --------
                                                     $338,214  $428,806
                                                     ========  ========



                      See Notes to Condensed Consolidated
                             Financial Statements

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except for Per Share Data)

                                                        Three Months Ended
                                                      October 28,  October 29,
                                                         1995         1994
                                                            (Unaudited)

REVENUES:                                            $105,216       $130,306
                                                      -------       --------
COSTS AND EXPENSES:
  Cost of sales                                        81,205         89,986
  Selling, general and administrative                  35,715         35,325
  Provision for restructuring and closure of
    operations                                          8,701
  Gain on streamlining plan                                          (20,352)
                                                      -------       --------
      Total costs and expenses                        125,621        104,959
                                                      -------       --------
(LOSS) INCOME BEFORE INTEREST EXPENSE AND
  INCOME TAXES                                        (20,405)        25,347

INTEREST EXPENSE                                        3,158          4,678
                                                      -------       --------
(LOSS) INCOME BEFORE INCOME TAXES                     (23,563)        20,669

PROVISION FOR INCOME TAXES                             13,925         15,286
                                                      -------       --------

NET (LOSS) INCOME                                    $(37,488)      $  5,383
                                                      =======       ========

(LOSS) INCOME PER COMMON SHARE                       $  (1.79)      $   0.25
                                                      =======       ========



WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                            21,043         21,020
                                                      =======       ========

                      See Notes to Condensed Consolidated
                             Financial Statements

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except for Per Share Data)

                                                   Nine Months Ended
                                                October 28,   October 29,
                                                  1995           1994
                                                      (Unaudited)

REVENUES:                                       $285,370       $303,889
                                                --------       --------
COSTS AND EXPENSES:
  Cost of sales                                  213,952        222,705
  Selling, general and administrative             95,200         94,851
  Provision for restructuring and closure of
    operations                                     8,701
  Gain on streamlining plan                       (2,000)       (20,352)
                                                --------       --------
      Total costs and expenses                   315,853        297,204
                                                --------       --------
(LOSS) INCOME BEFORE INTEREST EXPENSE AND
   INCOME TAXES                                  (30,483)         6,685

INTEREST EXPENSE                                   9,501         13,566
                                                --------       --------
LOSS BEFORE INCOME TAXES                         (39,984)        (6,881)

PROVISION FOR INCOME TAXES                        13,853          4,686
                                                --------       --------
NET LOSS                                        $(53,837)      $(11,567)
                                                ========       ========
LOSS PER COMMON SHARE                           $  (2.59)      $  (0.58)
                                                ========       ========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                       21,030         20,988
                                                ========       ========

                      See Notes to Condensed Consolidated
                             Financial Statements

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                        Nine Months Ended
                                                    October 28,   October 29,
                                                       1995           1994
                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(53,837)     $ (11,567)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                     11,075         10,315
     Provision for losses on accounts receivable        1,206            592
     Gain on streamlining plan                         (2,000)       (20,352)
     Gain on disposition of plant and equipment          (396)
     Provision for restructuring and closure of
       operations                                       8,701
     Other                                                763            760
     Changes in assets and liabilities:
    Accounts receivable                                (6,537)         4,795
    Inventories                                         8,253          4,037
    Net assets held for sale                                         (30,211)
    Accounts payable                                    1,990        (17,036)
    Deferred income taxes                              13,886          8,483
    Other assets and liabilities                       (9,770)        23,068
                                                     --------       --------
      Net cash used in operating activities           (26,666)       (27,116)
                                                     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of plant and equipment                 (12,010)       (14,560)
  Proceeds from streamlining plan                       6,589        114,204
  Proceeds from disposition of plant and equipment        629
  Return of investment in joint venture                   350            500
                                                     --------       --------
      Net cash (used in) provided by investing
        activities                                     (4,442)       100,144
                                                     --------       --------

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                        Nine Months Ended
                                                   October 28,     October 29,
                                                      1995             1994
                                                           (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of Common Stock (exercise
    of options)                                      $    517       $    640
  Repayments under Credit Agreement                   (32,000)       (26,000)
  Costs in connection with amendment of credit
    facility                                                            (767)
  Dividends on Preferred Stock                           (637)          (637)
  Other                                                                  (18)
                                                     --------       --------
      Net cash used in financing activities           (32,120)       (26,782)
                                                     --------       --------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                                  12             31
                                                     --------       --------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                    (63,216)        46,277

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                            85,406          9,513
                                                     --------       --------
CASH AND CASH EQUIVALENTS, END
  OF PERIOD                                          $ 22,190       $ 55,790
                                                     ========       ========


SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
   Cash paid (received) during the period for:
      Interest                                       $ 11,828       $ 15,642
      Income taxes, net of refunds received            (5,101)           444

                      See Notes to Condensed Consolidated
                             Financial Statements

     WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (Unaudited)

     NOTE A - Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of October 28, 1995, the results of operations for the three and nine-month periods ended October 28, 1995 and October 29, 1994 and cash flows for the nine month periods ended October 28, 1995 and October 29, 1994. Certain reclassifications have been made in the prior year financial statements to conform with the current year presentation.

     The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

     These financial statements should be read in conjunction with the consolidated financial statements of the Company contained in the Company's Form 10-K for the year ended January 28, 1995 ( Fiscal 1995 ).

     NOTE B - Sale of Accounts Receivable

     On September 29, 1995, Western Publishing Company, Inc. ( WPC ), a wholly-owned subsidiary of the Company entered into an extendable one-year Receivables Purchasing Agreement with a financial institution to sell in pools, certain trade accounts receivable from WPC on a revolving basis, up to a maximum of $62.5 million outstanding at any one time. The pools are sold on a non-recourse basis for credit losses and subject to a discount fee. During the quarter ended October 28, 1995, WPC sold $14.1 million of receivables under this program. The proceeds from the sale of receivables are reported as providing operating cash flow in the accompanying statement of cash flows. The costs associated with this program of $.3 million are included as a component of interest expense in the accompanying statement of operations.

     NOTE C - Inventories

     Inventories consisted of the following:

                                                   October 28,  January 28,
                                                       1995       1995
                                                        (In Thousands)

         Raw materials                               $13,443     $  9,934
         Work in process                              14,056       19,900
         Finished goods                               71,099       78,904
                                                     -------     --------
                                                     $98,598     $108,738
                                                     =======     ========


     NOTE D -  Net Assets Held for Sale and Streamlining Plan

     During Fiscal 1995, the Company adopted a plan (the "streamlining plan") designed to improve its competitive position and reduce its cost structure through the sale, divestiture, consolidation or phase out of certain operations, properties and products, and a workforce reduction. The streamlining plan resulted in a net gain which was recorded in the third quarter of Fiscal 1995. During the quarter ended July 29, 1995, an additional gain of $2,000,000 from the streamlining plan was recorded as certain costs and expenses of implementing the plan were less than originally anticipated. As of October 28, 1995, the remaining net assets held for sale primarily relate to the Company's Fayetteville, North Carolina facility, which was closed in conjunction with the sale of its game and puzzle business.

     Net assets held for sale consisted of the following:
                                                   October 28,    January 28,
                                                       1995          1995
                                                          (In Thousands)

         Current assets                              $ 1,682        $ 2,181
         Property, plant and equipment, net           14,280         17,500
                                                     -------        -------
                                                      15,962         19,681
         Less:
         Current liabilities                          (2,000)        (2,000)
                                                     -------        -------
         Net assets held for sale                    $13,962        $17,681
                                                     =======        =======

     NOTE E - Provision for Restructuring and Closure of Operations

     During the quarter ended October 28, 1995, the Company recorded an $8.7 million provision for restructuring and closure of operations in a further effort to reduce its operating cost structure and improve future operating results, and to reflect the costs incurred in connection with the termination of a previously announced transaction to sell a significant interest in the Company. The provision includes a non-cash charge of $2.0 million and consists of the following components:

        o Severance costs associated with the Company s previously announced workforce reductions of salaried and hourly personnel in the fourth quarter of Fiscal 1996.

        o Unrecoverable assets and closing costs to be incurred in connection with the Company's decision to close a portion of its retail store operations.

        o Transaction costs resulting from the Company s October 17, 1995 announcement of the termination of its agreement in principle to sell a significant interest in the Company to Warburg, Pincus Ventures, L.P. and Richard E. Snyder.

     NOTE F - Income Taxes

     The provision for income taxes for the three and nine-month periods ended October 28, 1995 include a non-cash charge of $13.9 million, reflecting an increase in the Company s income tax valuation allowance. Based upon the Company s results of operations, future realization of existing deductible net temporary differences is uncertain.

     NOTE G - (Loss) Income Per Common Share

     (Loss) income per common share was computed as follows:

                                  Three Months Ended       Nine Months Ended
                                October 28,  October 29, October 28, October 29,
                                    1995        1994        1995        1994
                                       (In Thousands except for per share data)

Net (loss) income                 $(37,488)    $ 5,383    $(53,837)    $(11,567)

Preferred dividend requirements       (212)       (212)       (637)        (637)
                                  --------     -------    --------     --------
(Loss) income applicable
  to common stock                 $(37,700)    $ 5,171    $(54,474)    $(12,204)
                                  ========     =======    ========     ========
Weighted average common shares
  outstanding                       21,043      21,020      21,030       20,988
                                  ========     =======    ========     ========
(Loss) income per common share      $(1.79)      $0.25    $  (2.59)    $  (0.58)
                                  ========     =======    ========     ========

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

     Revenues for the quarter ended October 28, 1995 decreased $25.1 million (19.3%) to $105.2 million as compared to $130.3 million for the quarter ended October 29, 1994 and decreased $18.5 million (6.1%) to $285.4 million as compared to $303.9 million for the nine months ended October 29, 1994. Consumer Products Segment revenues decreased $25.3 million (21.7%) for the quarter and decreased $24.1 million (9.0%) for the nine months ended October 28, 1995. The decrease for the three and nine-month periods represented broad based sales declines across the majority of its core Consumer Products categories. Solid sales increases in the picture and activity book categories generated in the first half of Fiscal 1996 were essentially offset by third quarter declines in those categories.
     Children s books and activity products sales as a component of Retail Sales trailed the comparable period of the prior year as customer traffic in the Company s primary retail accounts was down resulting in a significantly reduced sales order rate. The first half decline in the sales of interactive electronic storybooks continued through the third quarter reflecting the competitive environment and the maturity of certain older formats that had historically generated greater sales in the aggregate and as a percentage of the total category. All product categories experienced lower sales of licensed products associated with major motion pictures as film releases in Fiscal 1996 did not generate the level of product sales experienced in the comparable period of Fiscal 1995. Further, the declines were exacerbated by the non-quantifiable impact of the personnel distractions resulting from the contemplated sale of a major interest in the Company and the resulting change in management. Commercial Products Segment revenues which are comprised of printing services, increased $.2 million (1.4%) and $5.6 million (15.1%) for the quarter and nine months ended October 28, 1995. The increase for the quarter reflects the continued growth in the Company s graphic products and kit businesses, partially offset by a decline in custom publishing sales. For the nine months ended October 28, 1995, the Company has experienced significant growth in all three of its primary Commercial Products segment categories.

     Price decreases in the Consumer Products Segment were approximately 3%. This decline resulted from pricing adjustments of the Company s older electronic storybook formats to reflect the ongoing competitive pressures in this category partially offset by minor price increases in other product categories. Sales of printing services in the Commercial Products Segment are the result of individual agreements entered into with customers as to price and services performed. Accordingly, the effects on inflation cannot be determined on the sales of printing services.

     The loss before interest expense and income taxes excluding non-recurring items for the quarter ended October 28, 1995 was $11.7 million as compared to income of $5.0 million for the quarter ended October 29, 1994. The $16.7 million decrease was the result of a $16.3 million decrease in gross profit, and a $.4 million increase in selling, general and administrative expenses. The Company recorded an $8.7 million provision for restructuring and closure of operations in the three and nine-month periods ended October 28, 1995 and a gain on streamlining plan of $20.4 million in the comparable periods of the prior year. The provision for restructuring and closure of operations includes a non-cash charge of $2.0 million for unrecoverable assets. For the nine months ended October 28, 1995, the loss before interest expense and income taxes excluding non-recurring items was $23.8 million as compared to a loss of $13.7 million for the nine months ended October 29, 1994. The $10.1 million decrease was the result of a $9.8 million decrease in gross profit and a $.3 million increase in selling, general and administrative expenses. In addition to the non-recurring items above, the Company recorded an additional $2.0 million gain on streamlining plan during the nine months ended October 28, 1995. This additional gain resulted from costs and expenses of implementing the plan being less than originally anticipated.

     Gross profit decreased $16.3 million (40.4%) to $24.0 million for the quarter ended October 28, 1995 as compared to $40.3 million for the quarter ended October 29, 1994. Gross profit decreased $9.8 million (12.0%) to $71.4 million for the nine months ended October 28, 1995 as compared to $81.2 million for the nine months ended October 29, 1994. As a percentage of revenues, the gross profit margin decreased to 22.8% and 25.0% for the quarter and nine months ended October 28, 1995 from 30.9% and 26.7% for the quarter and nine months ended October 29, 1994. In the Consumer Products Segment, gross profit decreased $16.3 million (42.2%) to $22.3 million for the quarter ended October 28, 1995 and decreased $11.7 million (15.1%) to $65.7 million for the nine months as compared to the prior year. As a percentage of revenues, the Consumer Products Segment gross profit margin decreased to 24.5% and 27.1% for the quarter and nine months of Fiscal 1996 as compared to 33.2% and 29.0% for the quarter and nine months of Fiscal 1995. A significant portion of the decrease in gross profit margin in the third quarter resulted from unfavorable manufacturing variances as planned production was deferred or reduced in response to a considerable decline in the Company s sales order rate compared to the comparable period of the prior year. Further, increased raw material prices for certain grades of paper, certain price decreases in the Consumer Products segment and the sell down of inventory related to non-core discontinued product categories at less than historical margins contributed to the drain on gross profit margins for the quarter and nine months. In the Commercial Products Segment, the gross profit margin of printing services was 11.8% and 13.4% for the quarter and nine months of Fiscal 1996 compared to 12.2% and 10.3% for the quarter and nine months of Fiscal 1995. The decrease for the quarter was due to an unfavorable shift in product mix. For the nine months, the favorable shift in product mix to higher margin products generated in the first six months of Fiscal 1996 more than offset the negative impact of the third quarter. Additionally, lower unfavorable manufacturing variances and effective sourcing of educational kit components continued to contribute favorably to the increased gross profit margin for the nine-month period.

     Selling, general and administrative expenses for the quarter ended October 28, 1995 increased $.4 million (1.1%) to $35.7 million as compared to $35.3 million in Fiscal 1995 and increased $.3 million (.4%) to $95.2 million as compared to $94.9 million in Fiscal 1995. This increase is primarily the result of general increases in other administrative categories partially offset by lower personnel costs resulting from organizational streamlining in Fiscal 1995.

     Interest expense for the quarter, including $.3 million of costs associated with the accounts receivable sale program, decreased $1.5 million to $3.2 million as compared to $4.7 million in Fiscal 1995 and for the nine months decreased $4.1 million to $9.5 million as compared to $13.6 million in Fiscal 1995. The decrease was due to lower average debt outstanding as the Company repaid all outstanding notes under its Revolving Credit Agreement in the first quarter of Fiscal 1996, partially offset by higher interest rates in the first quarter of Fiscal 1996. Total average debt outstanding decreased to $153.9 million for the Fiscal 1996 period from $233.1 million for the Fiscal 1995 period (see Financial Condition, Liquidity and Capital Resources), while average interest rates increased to 8.5% for the Fiscal 1996 period as compared to 7.7% for the Fiscal 1995 period. The increase in average interest rates resulted from an increase in short term rates and the composition of the average debt outstanding.

     The Company s income tax provision for the quarter and nine months ended October 28, 1995 include a non-cash charge of $13.9 million, reflecting an increase in the income tax valuation allowance as the future realization of existing deductible net temporary differences is uncertain. Additionally, the Fiscal 1996 period does not include an income tax benefit from operations as no tax benefit was provided on operating losses. Profitable operating results in subsequent periods will benefit from an income tax rate which will be lower than the statutory rate due to the reinstatement of deferred tax assets for which the valuation allowance was established. For the quarter and nine months ended October 29, 1994, the income tax provision included income taxes resulting from the streamlining plan gain and an effective income tax benefit rate from operations of 12%. The disproportionate provision resulted from the reversal of deferred income tax assets as a result of the sale of the Advertising Specialty Division, the streamlining plan gain, alternative minimum tax and losses for which no benefit was provided.

     The loss for the quarter ended October 28, 1995 was $37.5 million or $1.79 per share, including on-going operating losses of $14.9 million or $.72 per share and non-recurring charges of $22.6 million or $1.07 per share, compared to income of $5.4 million or $.25 per share for the quarter ended October 29, 1994, including on-going operating losses of $7.0 million or $.34 per share and a non-recurring gain of $12.4 million or $.59 per share. The loss for the nine months ended October 28, 1995 was $53.8 million or $2.59 per share, including on-going operating losses of $33.2 million or $1.61 per share and net non-recurring charges of $20.6 million or $.98 per share, compared to a loss of $11.6 million or $.58 per share for the nine months ended October 29, 1994, including on-going operating losses of $24.0 million or $1.17 per share and a non-recurring gain of $12.4 million or $.59 per share. The operations for the nine months ended October 28, 1995 reflect the normal seasonality of the Company's business.

     Financial Condition, Liquidity and Capital Resources

     Operations for the nine months ended October 28, 1995, excluding the streamlining plan gain, the provision for restructuring and closure of operations, non-cash charges for depreciation, amortization and the provision for losses on accounts receivable utilized cash of $34.9 million. The operations for the nine months ended October 29, 1994, excluding the streamlining plan gain, non-cash charges for depreciation, amortization and the provision for losses on accounts receivable utilized cash of $21.0 million. During the nine months ended October 28, 1995 and October 29, 1994, other changes in assets and liabilities resulting from operating activities, provided cash of $8.2 million and utilized cash of $6.1 million, respectively, resulting in net cash used in operating activities of $26.7 million and $27.1 million, respectively. Acquisitions of property, plant and equipment were $12.0 million during the nine months ended October 28, 1995 as compared to $14.6 million during the nine months ended October 29, 1994. Capital expenditures for the nine months ended October 28, 1995 include costs associated with the Company s new order processing, customer service and inventory management system, the acquisition of a five unit web press, retail fixtures utilized in its category management programs and the installation of emission control equipment in one of its manufacturing facilities. During the second quarter of Fiscal 1996, the Company commenced a facility expansion of its paper tableware and party goods operations in Kalamazoo, Michigan, which is expected to be completed in Fiscal 1997. The construction of the building addition phase of the expansion, is estimated to cost $5.1 million; of which $1.1 million has been expended through October 28, 1995.

     During the nine months ended October 28, 1995, the Company utilized cash from financing activities of $32.1 million primarily by repaying $32.0 million of outstanding borrowings under its Revolving Credit Agreement and the Agreement was terminated. Cash used in financing activities during the nine months ended October 29, 1994 was primarily from the repayment of $26.0 million of outstanding borrowings under the Company s Revolving Credit Agreement.

     Working capital decreased to $174.7 million from $228.2 million at January 28, 1995. This decrease resulted from the Company s investment in property, plant and equipment and the funds required for its operations during the Fiscal 1996 period. While the Company did not experience any interruption in its business because of the reduced availability of certain grades of paper in the first half of Fiscal 1996, manufacturing costs were impacted by the resulting cost increases.

     The Company s Board of Directors adopted a proposal, subject to shareholder approval, to change the mandatory redemption date of the Series A Preferred Stock from March 31, 1996 to March 31, 1998. The proposal has been approved by a majority of the outstanding preferred shares and will be put to a common shareholder vote in the fourth quarter of Fiscal 1996.

     During the quarter ended October 28, 1995, Western Publishing Company, Inc., a wholly-owned subsidiary of the Company, entered into an extendable one-year Receivables Purchasing Agreement with a financial institution providing for the sale of certain trade accounts receivable on a revolving basis, up to a maximum of $62.5 million outstanding at any one time. In the opinion of management, this Agreement will provide adequate working capital to satisfy planned operating levels.

     PART II        OTHER INFORMATION
     ITEM 3.        EXHIBITS AND REPORTS ON FORM 8-K:

          a. Exhibit 15 - Letter re: unaudited interim financial information.

          b. Form 8-K - as of September 29, 1995.

     Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WESTERN PUBLISHING GROUP, INC.

     December 12, 1995                      /s/ Richard A. Bernstein
                                            ----------------------------
                                            Richard A. Bernstein
                                            Chairman


     December 12, 1995                      /s/ Steven M. Grossman
                                            ----------------------------
                                            Steven M. Grossman
                                            Chief Financial Officer

