Form 10-K405
period 1996-02-03
WESTERN PUBLISHING GROUP INC
filed 1996-05-03
CIK 790706

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the Fiscal year ended February 3, 1996

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

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X or No ___

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, is definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                  The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price as quoted on NASDAQ on April 9, 1996, was approximately $246,459,156.

                  As of April 9, 1996, 21,666,739 shares of the Registrant's $.01 par value common stock were outstanding.

                  Portions of the Registrant's April 18, 1996 Proxy Statement for the Special Meeting of Stockholders scheduled for May 8, 1996 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

                                   BACKGROUND

                  Western Publishing Group, Inc., through its two operating subsidiaries, Western Publishing Company, Inc., a Delaware corporation, and Penn Corporation, a Delaware corporation, is engaged in two business segments. The Consumer Products segment creates, produces and markets a variety of consumer products including children's story and picture books, interactive electronic books and games, computer and multi-media "edutainment" products, coloring books and other activity books, educational workbooks sold at retail, craft products, children's pre-recorded audio cassettes, book and audio cassette sets, pre-recorded video cassettes, FRAME-TRAY(R) puzzles, special interest books for adults, decorated paper tableware, paper party accessories, gift wrap products, invitations, stationery and gift items. The Commercial Products segment provides the following printing and manufacturing services: (1) graphic services and commercial printing, such as the printing of books, catalogs, labels, tax forms, magazines and trading cards; (2) educational kit manufacturing, including printing, sourcing, packaging, development and assembly of educational kits; and
(3) Custom Publishing(R) services, such as the creation, production, assembly and distribution for consumer product and fast food companies of customized products for their marketing and promotional programs.

                  Western Publishing Group, Inc.'s principal offices are located at 444 Madison Avenue, New York, New York 10022, and its telephone number is
(212) 688-4500.

Proposed Equity Investment

                  On January 31, 1996, Western Publishing Group, Inc. (the "Company") entered into a Securities Purchase Agreement with Golden Press Holding, L.L.C. ("Golden Press"), a newly-formed Delaware limited liability company owned by Richard E. Snyder, Barry Diller and Warburg, Pincus Ventures, L.P., pursuant to which Golden Press will acquire a significant equity interest in the Company. The transaction is subject to customary conditions, including stockholder approval.

                  Under the terms of the equity investment transaction, Golden Press will invest $65 million of cash in the Company in exchange for $65 million of newly-issued Series B Convertible Preferred Stock and a warrant to purchase 3,250,000 shares of Common Stock (the "Warrant"). The Company will utilize the investment proceeds to redeem its existing Series A Convertible Preferred Stock which matured on March 31, 1996, for expenses associated with the transaction and for general working capital purposes.

                  The Series B Convertible Preferred Stock will have a dividend rate of 12% per annum, will be convertible at $10 per share, and will not have a mandatory redemption date. The preferred stock dividend will be payable quarterly in 195,000 shares of Common Stock for the first four years, subject to certain adjustments based on the market price of the Common Stock at that time. Thereafter, preferred stock dividends will be paid in cash.


                  The Warrant, which will not be exercisable for the first two years, will have a seven year term and an exercise price of $10 per share.

                  Upon consummation of the equity investment by Golden Press, Richard E. Snyder will succeed Richard A. Bernstein as Chairman and Chief Executive Officer of the Company. Since his appointment as President of Western Publishing Group, Inc. on January 31, 1996, Mr. Snyder has not been directly involved in the Company's business or financial decisions.

                  Reference is made to the Company's April 18, 1996 Proxy Statement for the Special Meeting of Stockholders scheduled for May 8, 1996 for a complete description of the Golden Press equity investment and the agreements and instruments referred to above, which Proxy Statement is incorporated by reference herein and included as an exhibit hereto.

                      RESTRUCTURING AND ASSET DISPOSITIONS

Provision for Restructuring and Closure of Operations

                  During the quarter ended October 28, 1995, the Company recorded an $8,701,000 provision for restructuring and closure of operations in a further effort to reduce its operating cost structure and improve future operating results, and to reflect the costs incurred in connection with the termination of a previously announced transaction to sell a significant interest in the Company. The provision includes a non-cash charge of $2,000,000 and consists of the following components:

         o Severance costs of $3,660,000 associated with the Company's previously announced workforce reductions of salaried and hourly personnel. These reductions were completed in the fourth quarter of Fiscal 1996.

         o Unrecoverable assets and costs of $3,171,000 to be incurred in connection with the Company's decision to close certain of its retail store locations.

         o Transaction costs of $1,870,000 resulting from the Company's October 17, 1995 announcement of the termination of its initial agreement in principle to sell a significant interest in the Company to Warburg, Pincus Ventures, L.P. and Richard E. Snyder.

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

                  The Company recorded a net gain from the Plan of $20,352,000 ($12,396,000, net of income taxes), inclusive of operating losses of the game, puzzle, direct marketing and school book club operations from January 30, 1994 through their respective disposition dates in the third quarter of Fiscal 1995. During the second quarter ended July 29, 1995, an additional gain of $2,000,000 was recorded as certain costs and expenses of implementing the Plan were less than originally anticipated.

Provision for Write-down of Division

                  During Fiscal 1994, the Company established a provision, including operating losses through the expected disposition date of $28,180,000 ($19,280,000, net of income taxes), to write-down the assets of the Advertising Specialty Division of its Penn Corporation subsidiary to net realizable value.

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

                          BUSINESS SEGMENT INFORMATION

                  For certain information with respect to net sales, operating profits and identifiable assets attributable to Western Publishing Group, Inc.'s Consumer Products and Commercial Products business segments, see Note 16 of the Notes to the Western Publishing Group, Inc. Consolidated Financial Statements, which appears on pages F-19 to F-20 of the Company's April 18, 1996 Proxy Statement for the Special Meeting of Stockholders scheduled for May 8, 1996, which is incorporated by reference herein and included as an exhibit hereto.

                           CONSUMER PRODUCTS SEGMENT

Products

                  Western Publishing Company, Inc. is the largest creator, publisher, manufacturer, printer and marketer of children's books in the United States. Children's books, including story and picture books for children aged two through eight, are principally marketed under the GOLDEN BOOKS(R), LITTLE GOLDEN BOOKS(R), GOLDEN BOOKS(R) WITH SOUND, GOLDEN SING ALONG(R), MY FIRST GOLDEN SOUND STORY(R), GOLDEN TALKING TALES(R), GOLDEN SEEK 'N' SOUND(R) and GOLDEN SOUND STORY(R) trademarks. Activity books and products and educational workbooks for children are marketed under the GOLDEN BOOK(R), MERRIGOLD PRESS(R) and GOLDEN STEP AHEAD(R) trademarks. Activity books and products include coloring books, PAINT WITH WATER & DESIGN(R) books, STICKER FUN(R) books, paper doll books, pop-up books, board books, shape books, MAGIC SLATE(R) pads, crayons, markers and boxed activity products. Western Publishing Company, Inc. also produces and markets pre-recorded video and audio cassettes for children under its GOLDEN BOOK VIDEO(R) and GOLDEN MUSIC(R) trademarks. Coin collecting products are marketed under its WHITMAN(R) trademark. Western Publishing Company, Inc. also sells arts and crafts products under its MERRIGOLD PRESS(R) and GOLDEN BOOKS(R) trademarks, pre-recorded audio cassette tapes packaged with books under its GOLDEN BOOK 'N' TAPE(R) trademark and other products that complement its lines of books, activity products and puzzles.

                  Western Publishing Company, Inc. believes that its GOLDEN BOOK(R) brand name has strong consumer awareness and recognition and a reputation among consumers for creativity, quality, entertainment and educational value and customer satisfaction. Among the best known GOLDEN BOOK(R) titles are "Richard Scarry's Best Word Book Ever", "Pat the Bunny", "The Poky Little Puppy(C)" and the "Golden Treasury of Children's Literature." GOLDEN BOOK(R) products are believed by Western Publishing Company, Inc., as a result of market research, to be recognized by virtually all American mothers with children under the age of ten.

                  Many of Western Publishing Company, Inc.'s products are published or produced under license from authors, inventors and other owners of intellectual properties. Products often feature popular characters licensed from other companies, including The Walt Disney Company, Children's Television Workshop (Sesame Street(R)), Mattel, Inc., Jim Henson Productions, Inc., DC Comics Inc., the Estate of Richard Scarry, Saban Entertainment, Inc., Time-Warner, Inc. and the Lyons Group.

                  Western Publishing Company, Inc.'s adult non-fiction book line is designed to inform the family on subjects of special interest and includes the GOLDEN GUIDES(R) line of books on subjects such as science, birds and astronomy and WHITMAN(R) coin collector products and other special interest adult books. However, Western Publishing Company, Inc. does not have significant market share in the adult book category.

                  Penn Corporation believes that it is a recognized leader in the design and production of quality decorated paper tableware, party accessories, invitations, gift wrap products, stationery and giftware. Under its BEACH(R) and CONTEMPO(R) trademarks, Penn Corporation produces and markets to retailers an extensive line of decorated paper tableware consisting of plates, cups, napkins, table covers and guest towels, in a variety of coordinated designs, themes and colors. Penn Corporation works directly with leading design studios such as Laurette, Gloria Vanderbilt, Peacock Paper, J.G. Hook, Giordano, Pangborn Studios, Brushcreek, Gear, Nick & Nora and Merrimekko to offer tableware patterns that it believes are representative of the most current international design trends. Penn Corporation also produces and markets an extensive line of children's party tableware, party favors and accessories (such as games, horns, hats and blowouts), many of which feature characters licensed from The Walt Disney Company, Western Publishing Company, Inc., Children's Television Workshop (Sesame Street(R)), Jim Henson Productions, Inc., Marvel Entertainment Group, Inc. and Time-Warner, Inc.

                  Penn Corporation also produces under its CONTEMPO(R) trademark a complete line of gift wrap products, including gift wrap paper, ribbons, bows, gift enclosure cards, tissue paper and tote bags. Penn Corporation's gift wrap products are produced in a wide variety of colors and designs, including the work of many of the same leading design studios who design Penn Corporation's tableware products. Penn Corporation's gift wrap paper also comes in a variety of materials, including metallic and high gloss paper.

                  Under the RENNER DAVIS BY CONTEMPO(TM) trademark, Penn Corporation produces and markets hand-crafted stationery and giftware. RENNER DAVIS(R) stationery items include correspondence cards, invitations, writing papers and envelopes. Penn Corporation's writing papers are crafted by hand from fine quality watermarked papers with a high cotton fiber content. All sheets and notes are individually hand-edged and all envelopes are either lined or hand-bordered. The RENNER DAVIS BY CONTEMPO(TM) giftware line includes hand-crafted keepsake boxes, desk accessories and decorative kitchen accessories, such as address books, memo holders, picture frames and pencil holders, which are constructed from quality materials coordinated for color, finish, texture, pattern and style. Imaginative gift books featuring The Walt Disney Company and Jim Henson's Muppet Babies(TM) characters are also marketed to gift and department stores under the RENNER DAVIS BY CONTEMPO(TM) brand.

Licensing

                  Licensing agreements are important factors in the differentiation of Western Publishing Group, Inc. products from those of its competitors. For the year ended February 3, 1996 ("Fiscal 1996"), approximately 69% of Western Publishing Group, Inc.'s Consumer Products segment sales were generated by books, games, FRAME-TRAY(R) puzzles, activity products, paper party goods and party favors featuring popular juvenile characters and properties licensed by Western Publishing Company, Inc. and Penn Corporation from authors, illustrators, inventors and other companies. Most of Western Publishing Group, Inc.'s character licenses have terms of one to three years. Despite the relatively short period of each license, Western Publishing Group, Inc. has longstanding relationships with virtually all of its licensors. Licenses from authors and inventors are generally longer in duration, often for the term of the copyright.


                  Approximately 45% of the Consumer Products segment sales in Fiscal 1996 were attributable to juvenile products incorporating characters and properties licensed from its five largest licensors: The Walt Disney Company, Children's Television Workshop (Sesame Street(R)), DC Comics Inc., Mercer Mayer and Time-Warner, Inc.

                  Royalty rates paid by Western Publishing Company, Inc. generally range from 8% to 12% of the invoiced price of the product featuring the licensed characters and properties. Many license agreements require advance royalty payments and minimum royalty guarantees, contain editorial standards that govern Western Publishing Company, Inc.'s use of the characters and properties and can be cancelled for failure to meet these standards or certain other contractual obligations. None of Western Publishing Company, Inc.'s licenses has been cancelled by the licensor for failure to meet these standards or obligations.

                  Western Publishing Company, Inc. selects the characters and properties to be licensed primarily on such factors as adaptability to its markets, compatibility with its product lines, the identity of the licensor and other licensees of the character, the amount of licensor advertising and marketing support for the character, the timing of any scheduled promotion of the character and the terms offered by the licensor. Western Publishing Company, Inc. believes that the large breadth of its product categories and its vast distribution network, as well as the breadth and effectiveness of its sales force, gives it an advantage over its competitors in obtaining licensing rights in part because of the large number of consumer impressions it creates, and the royalties it generates. However, competition to obtain licenses is intense and Western Publishing Company, Inc. sometimes does not obtain a license that it seeks, or only obtains a non-exclusive license, and other times does not obtain a license for all of its desired product categories. In Fiscal 1996, Western Publishing Company, Inc. entered into a number of new and renewed licensing agreements, including one for the Essence(R) trademark with Essence Communications, Inc., a MAGIC SLATE(R) license utilizing a number of Disney characters, a television/animated Batman(R) license covering
FRAME-TRAY(TM) puzzles, MAGIC SLATE(R) pads, crayons and markers, a license for a number of Disney movie and standard characters for GOLDEN BOOKS(R) WITH SOUND product with The Walt Disney Company, and an agreement in principle for a Barbie(TM) license with Mattel, Inc. In addition, existing licenses allow product lines to be produced in conjunction with Disney's June 1996 release of the movie "The Hunchback of Notre Dame" and with Jim Henson Productions, Inc.'s February 1996 release of the movie "Muppet Treasure Island(TM)".

                  Upon obtaining a license, Western Publishing Company, Inc. develops story and activity books and other products featuring the licensed character or property to incorporate into its GOLDEN BOOK(R) lines and associated products. To develop those products, Western Publishing Company, Inc. utilizes its internal creative staff of over 84 editors, artists and designers and an extensive network of authors, artists and inventors who work on a regular, but free-lance basis, with Western Publishing Company, Inc.

                  Penn Corporation's BEACH(R)/CONTEMPO(R) Division produces a line of children's party tableware and accessories featuring characters licensed from, among others, The Walt Disney Company, Western Publishing Company, Inc., Children's Television Workshop (Sesame Street(R)), Marvel Entertainment Group, Inc. and Time-Warner, Inc. Royalty rates paid by Penn Corporation generally range from 5% to 10% of the invoiced price of the product featuring the licensed characters and properties.

New Product Lines

                  Western Publishing Group, Inc., through market research activities, has intensified its efforts to identify opportunities for either the development or acquisition of new product lines that consumers will recognize as offering value at a popular price and has allocated substantial resources to its new product acquisition and development efforts. In calendar 1993, it introduced new GOLDEN SOUND STORY(R) products including MY FIRST GOLDEN SOUND STORY(R) and GOLDEN TALKING TALES(R) books as well as GOLDEN SEEK 'N' SOUND(R) games. In calendar 1994, it introduced a number of items to its growing boxed arts & crafts category, including Barbie(TM) party pins and keepsakes, a button and magnet maker kit that featured easy to make plaster designs; and Jim Henson's Muppet Workshop(TM), a series of paper based, make your own Muppet(TM) craft kits. The GOLDEN BOOKS(R) WITH SOUND product line introductions included MAGIC CORNER(R) books, a one sound board book series and SOUNDS BY ME(R), a storybook that includes sounds and a recording feature. In calendar 1995, the Company added three new formats to its GOLDEN BOOKS(R) WITH SOUND line: GOLDEN BOOKS(R) SOUND GAMES, an electronic interactive game, SOUND PICTURES(TM), an electronic activity product with interchangeable pictures and SILLY SOUND STORIES(R), an electronic create-your-own story activity product. The Company expanded its GOLDEN BOOKS(R) Interactive Software line adding two new titles, SCIENCE SHOP WITH

MONKER and COLORS AND SHAPES WITH HICKORY. GOLDEN BOOKS(R) ENCYCLOPEDIA FOR KIDS on CD-ROM was also introduced.

                  The Company, since acquiring Sight & Sound, Inc. in July 1990, has expanded its GOLDEN BOOKS(R) WITH SOUND product line to over 120 titles, including DELUXE GOLDEN SOUND STORY(TM) books with 10 sounds, MY FIRST GOLDEN SOUND STORY(R) books with 5 sounds, The RANDOMIZER(TM) books featuring electronic book adventures, GOLDEN TALKING TALES(R) books with prerecorded conversations and 9 sounds, LITTLE GOLDEN BOOKS(R) WITH SOUND books with 4 sounds, FAVORITE GOLDEN SOUND STORY(R) books with 7 sounds; MAGIC CORNER(R) books, a one sound board book, GOLDEN SEEK 'N' SOUND(R) ACTIVITIES, a sound based activity board, GOLDEN SING ALONG(R) with 5 sound effects and 8 songs, and SOUNDS BY ME(R) which features pre-programmed sounds and a recording capability to create sounds. The Company sources sound pad components and certain finished goods abroad and as a result, scheduling is an important prerequisite to producing and distributing particular licensed product in a timely fashion. In calendar 1995, all of the aforementioned products were marketed utilizing the GOLDEN BOOKS(R) trademark as their primary brand for consistency and to take advantage of the strong brand loyalty that customers have shown towards GOLDEN BOOKS(R).

                  In calendar 1993, Penn Corporation's BEACH(R)/CONTEMPO(R) Division ("Beach") introduced its first shape and die cut paper plates and its first all over spring designs for napkins and table covers. It also introduced The Disney Gift Book program of social expression books in 8 innovative formats.

                  In calendar 1994, Beach introduced its European designs gift wrap selections with dozens of floral and artistic designs on premium paper. The year also saw the introduction of a full line of party favors, accessories and decorations, including those featuring Disney's Lion King characters. Toward the end of calendar 1994, Beach introduced new products including (a) paper plates with special shapes such as octagon and flower/petal scallops (b) designer napkins with edge to edge printing (c) a new selection of stationery, keepsake gifts and tableware products featuring the Vatican Library Collection and (e) the Gale and Ardie Sayers Celebration Collection of tableware designs.

                  In calendar 1995, Beach broadened its line of designs to include full milestone birthday programs developed under license from Peacock Paper. New party programs featuring Mardi Gras and Luau themes were launched. Other new programs in Fiscal 1996 include expanded programs for picnics, the Fourth of July, Halloween and the Christmas holidays. Accessories which have been included in these expanded design ensembles include candles, treat bags, confetti, cutlery, stadium cups, garlands, balloons and window decorations.

Marketing and Distribution

                  Western Publishing Company, Inc.'s marketing strategy for its Consumer Products is to create consumer demand through advertising, promotion and attractive point-of-purchase presentations in order to sell a high volume of popularly priced products through mass merchandising chains such as Wal-Mart Stores, Inc. ("Wal-Mart"), K-Mart Corp., Fred Meyer Inc., Caldor, Inc. and Target Stores Incorporated; national book chains such as Barnes & Noble (B. Dalton Book Seller) and Borders, Inc. (including Waldenbook Co., Inc.); toy stores such as Toys 'R' Us, Inc. and Kay-Bee Toys, Inc.; supermarket chains such as Winn Dixie Stores, Inc., H.E. Butt Grocery Co. and Smith's Food and Drug Centers, Inc.; drug chains such as Walgreen Co., Thrifty-Payless, Inc. and Long's Drug Stores Corporation; warehouse clubs such as Price/Costco and Sam's Clubs (Wal-Mart); deep discount drug stores such as Drug Emporium, Inc., Marc Glassman, Inc. (Marc's) and Phar-Mor, Inc.; trade bookstores; independent toy stores and other retail outlets.

                  A majority of Western Publishing Company, Inc.'s Consumer Products sales are made directly to retailers through its 95 employee direct sales force.

                  Western Publishing Company, Inc. also sells through wholesalers, distributors, sales representative organizations and food brokers. Western Publishing Company, Inc. generally provides retailers with racks, spinners, plan-o-gramming and its computerized space management planning service, all of which it believes provides a competitive advantage in obtaining favorable shelf space for its products. To promote sales, Western Publishing Company, Inc. uses print media, television, cooperative advertising programs, point-of-sale displays and a variety of consumer promotions (See "Retail Businesses").


                  Beach markets its products to retailers through a combination of independent sales representatives and its own sales force. Beach provides retailers with display units and racks for its party goods and gift wrap products and conducts various sales incentive programs for its sales representatives and retailers. Beach also markets its decorated paper tableware directly to food service organizations and other institutional customers under the CUSTOMPRINTS(R) trademark. These items are imprinted with names, logos or messages for business and promotional use. In the mass market and chain store channels, Beach utilizes Western Publishing Company, Inc. and third party in-store retail merchandising forces.

Brand Equity

                  The Company continued to focus on the GOLDEN BOOKS(R) brand building program that it began in Fiscal 1995. The purpose of the GOLDEN BOOKS(R) brand building program is to capitalize on the brand's high level of awareness among consumers and transfer it across all of the Company's consumer product lines. A consumer print advertising campaign, which focuses on the GOLDEN BOOKS(R) brand and the products it represents, began in Fiscal 1996. In addition to consumer advertising, the brand equity effort includes a total branding "line look" for all GOLDEN BOOKS(R) products. The Company's LITTLE GOLDEN BOOKS(R) have retained their historic and universally recognized trade dress.

In-Store Merchandising

                  During Fiscal 1996, in anticipation of the resumption of the operation of Wal-Mart's GOLDEN BOOKS STORYLAND FOR KIDS(TM) program by its management (see "Retail Businesses") and in recognition of the trend among mass market retailers to consolidate operating decisions at the headquarters level rather than at store level, the Company announced the elimination of approximately 400 positions from its in-store merchandising and sales forces. The merchandising unit is responsible for providing in-store merchandising services in support of all Western Publishing Group, Inc.'s product lines. This unit is focused on key mass market, discount, toy and drug chain classes of trade and supports Western's expansion into other retail channels. As of February 3, 1996, the Company had a reduced group of merchandisers responsible for setting plan-o-grams, moving merchandise out of stock rooms, building displays, managing racks and product presentation and performing store level ordering services. The Company believes it is providing vital services to the retailer which will enhance product take away and its long-term relationship with the retailer.

Retail Businesses

         o  Category Management

                  Western Publishing Company, Inc.'s TOTAL CATEGORY MANAGEMENT(TM) program provides retailers with Western's management of all operational and supply chain functions within the children's book departments.

                  Created in Fiscal 1993, Western's innovative
"shop-within-a-store" Books `R' Us(TM) concept at Toys `R' Us, Inc. was expanded to approximately 330 stores, when Toys `R' Us, Inc. assumed day to day management in Fiscal 1995. Books `R' Us(TM) locations feature a full array of GOLDEN BOOKS(R) products.

                  Western's GOLDEN BOOKS STORYLAND FOR KIDS(TM) "store-within-an-aisle" program features a greatly expanded book department at mass market retailers, with a bookstore atmosphere including special racks, signage and full face presentation of children's books. Wal-Mart Stores, Inc., Caldor Inc., Fred Meyer Inc. and other national chains are participants in this program. Toward the end of Fiscal 1996, it was determined that despite the success of the program in expanding the sales of children's books at the mass market level, operation of the Wal-Mart program would be returned to Wal-Mart management. As a result, rack management and product presentation will be the responsibility of Wal-Mart. Additionally, the Company will no longer be responsible for the sourcing of third party ("guest") publisher product for Storyland locations at Wal-Mart.

                  During Fiscal 1995, Western placed its GOLDEN BOOKS(R) kiosk units, a part of its retail management services efforts, in 190 Kids 'R' Us(TM) stores. In Fiscal 1996, Western placed an additional 570 kiosk units primarily in major supermarket chains. The kiosk unit, which is specifically designed to showcase a variety of products in a minimum amount of floor space, features a full product assortment mix of the top selling GOLDEN BOOKS(R), including seasonal products and everyday favorites.

         o  GOLDEN BOOKS(R) Showcase Stores and Factory Outlets

                  The Company has three GOLDEN BOOKS(R) Showcase Store locations in Schaumburg, IL, CityWalk Center at Universal City in Burbank, CA and Rockefeller Center in New York, NY. Each of the stores features only Western Publishing Group, Inc. Consumer Products.

                  The Company opened its first GOLDEN BOOKS(R) Mini Factory Outlet Kiosk in August 1994 in the Gurnee Mills Mall in Gurnee, IL and a second in the Kenosha Factory Outlet Centre in Kenosha, WI in November 1995 to provide an outlet for effective liquidation of corporate overstocks and discontinued products. The kiosk features an array of GOLDEN BOOKS(R) products.

                  During the third quarter of Fiscal 1996, the Company announced that certain of its retail store locations would be closed. The CityWalk Center Showcase store at Universal City in Burbank, CA was closed in March, 1996. The Company is currently negotiating with interested parties to lease certain of its other retail store locations.

International Sales

                  Western Publishing Group, Inc.'s international sales in Fiscal 1996 were approximately 10% of net sales, the majority of which were derived through a Canadian subsidiary of Western Publishing Company, Inc., Western Publishing (Canada) Inc., and a sales, distribution and licensing division of Western Publishing Company, Inc. in the United Kingdom. The Canadian subsidiary serves the Canadian market and distributes Western Publishing Company, Inc.

Consumer Products, as well as distributing toy products for other manufacturers. The operation located in London, England serves the United Kingdom and other European markets. Additionally, the Company has been expanding its export sales to its distributor in Australia as well as to customers in Spanish speaking countries including Mexico and South America.

Competition

                  Although Western Publishing Company, Inc. has one of the largest shares of the market for children's storybooks and activity books, there are other major competitors in the industry, such as Random House, Inc., Simon & Schuster, Inc. and G.P. Putnam & Sons, a division of The Putnam Berkley Publishing Group in the storybook category, Landoll, Inc. in the color and activity category, Publications International, Ltd. in the electronic storybook category and School Zone Inc. in the educational workbook area. There also are numerous competitors in the markets for in-laid puzzles and adult books marketed by Western Publishing Company, Inc. Competition is intense and is based primarily on price, quality, distribution, advertising and licenses. In addition, Western Publishing Company, Inc. competes for a share of consumer spending on juvenile entertainment and educational products against companies that market a broad range of other products for children.

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

                  Penn Corporation has many major competitors in the paper tableware, gift wrap and stationery industries, including Hallmark Cards, Inc., American Greetings Corp., Unique Industries, Inc., Fonda Group, Inc. and Amscan, Inc.

Trademarks

                  Western Publishing Company, Inc. has numerous registered trademarks and service marks in the United States and other countries for various uses, including LITTLE GOLDEN BOOKS(R), GOLDEN BOOKS(R), GOLDEN PRESS(R), SIGHT & SOUND(R), GOLDEN SOUND STORY(R), ARTISTS & WRITERS GUILD BOOKS(R), GOLDEN STEP AHEAD(R), MERRIGOLD PRESS(R), GOLDEN SEEK 'N' SOUND(R), GOLDEN TALKING TALES(R), GOLDEN SING ALONG(R), GOLDEN BOOK 'N' TAPE(R) and WHITMAN(R). Western Publishing Company, Inc. believes that the GOLDEN BOOK(R) trademark is material to the conduct of its business. Western Publishing Company, Inc. also has registered trademarks for MAGIC SLATE(R), its well-known children's activity product, STICKER FUN(R), its children's activity books, FRAME-TRAY(R), its popular children's in-laid puzzles and WHITMAN(R), its line of products for coin collecting enthusiasts. Western Publishing Company, Inc. has certain patents, some of which are material to the conduct of its business. Penn Corporation has several registered trademarks in the United States, including BEACH(R), CONTEMPO(R) and RENNER DAVIS by CONTEMPO(TM), PARTY

MAKERS(R) and FASHION COLORS(R).

Inventory; Returns; Backlog

                  Both Western Publishing Company, Inc. and Penn Corporation have their own production capabilities and do not rely to any material extent on suppliers for their finished product inventory needs, except for a limited number of products that they do not self-manufacture. Western Publishing Company, Inc. continues to maintain a high level of finished goods inventory to support the just-in-time nature of its business and fulfill its customer service requirements (see Management's Discussion and Analysis on page 66 of the Company's April 18, 1996 Proxy Statement for the Special Meeting of Stockholders scheduled for May 8, 1996, which is incorporated by reference herein and included as an exhibit hereto for a further discussion of inventory). Under certain circumstances, when Company approval is secured in advance, a customer may return saleable merchandise. Both companies provide payment terms standard in their respective industries. Backlog is not meaningful to either company's business.

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

                          COMMERCIAL PRODUCTS SEGMENT

                  Western Publishing Company, Inc., through its Diversified Products Division, provides creative, printing and publishing services to others. Western Publishing Company, Inc. groups these activities into three business categories: graphic art services and commercial printing; educational kit manufacturing and Custom Publishing(R) services.

Graphic Art Services and Commercial Printing

                  A substantial portion of Western Publishing Company's graphic services and commercial printing business is concentrated in the printing of books, industrial manuals, catalogs, maps and promotional materials. Western Publishing Company, Inc. also engages in commodity printing (such as tax instruction booklets and tax forms), which business usually is obtained on a competitive bid basis and is generally produced when the Company has production capacity available. Customers include Bantam Doubleday Dell Publishing Group, International Bible Society, American Bible Society, Ralston Purina Company, General Motors Corp. and The Walt Disney Company.

Educational Kit Manufacturing


                  Educational kit manufacturing includes the development, printing, sourcing, packaging and assembly of as many as 200 different components for one kit. Western Publishing Company, Inc. has produced educational kits for the nation's foremost educational publishers, including International Horizons (Curacao) N.V., World Book Publishing, Houghton Mifflin Company, Macmillan/McGraw-Hill School Publishing Company, Grolier, Inc., IBM Corp. and P.F. Collier.

Custom Publishing

                  Custom Publishing(R) includes the creation, design, production, assembly and distribution for major consumer products and fast food companies of customized products for their marketing and promotional programs. Recent Custom Publishing(R) customers include Wendy's International, Inc., Planters Lifesavers Co., Chick-Fil-A Inc. Hershey Chocolate USA, Toys 'R' Us, Inc. and Blockbuster Entertainment Group. Custom Publishing(R) utilizes the complete creative capabilities of Western Publishing Company, Inc., as well as its marketing, art, editorial, rights and royalty, manufacturing and product engineering groups.

Marketing and Competition

                  Western Publishing Company, Inc.'s Diversified Products Division services are sold by approximately 30 employee sales representatives located in field sales offices throughout the United States. Western Publishing Company, Inc. utilizes its Consumer Products resources and relationships to assist in the marketing of its Diversified Products services. Competition, which is based upon formats, price, quality and delivery, is intense, particularly in the graphic art and commercial printing businesses. Western Publishing Company, Inc. has several unique manufacturing processes and creative resources which enhance its competitive position in the marketplace. Western Publishing Company, Inc. competes in this area with numerous companies, the largest of which is R.R. Donnelly & Sons Company.

                              GENERAL INFORMATION

Seasonality

                  Western Publishing Group, Inc. experiences seasonality, particularly in its Consumer Products segment, with highest revenues in the third fiscal quarter. Western Publishing Company, Inc. generally uses certain of its production facilities that are not being fully utilized by its Consumer Products segment for its graphic art and commercial printing activities, thereby somewhat reducing the seasonality of Western Publishing Company, Inc.'s overall business. Revenues in the second half of Fiscal 1996 were approximately 52%.

Raw Materials

                  Both Western Publishing Company, Inc. and Penn Corporation use a wide variety of paper, plastic, inks and other raw materials in the manufacture of their products. Neither Western Publishing Company, Inc. nor Penn

Corporation is dependent on any one supplier for any raw material. However, due to increased industry-wide demand, the Company has experienced price increases and some difficulty in obtaining certain grades of paper from time to time. Western does not anticipate any interruption in its business because of current conditions.

Employees

                  Western Publishing Group, Inc. employs in the aggregate approximately 1,950 full-time employees and 150 part-time employees. Approximately 500 employees are represented by labor unions. In Fiscal 1996, Western Publishing Company, Inc. negotiated a new three-year contract with the Graphic Communications International Union, Local 223B; the International Brotherhood of Teamsters, Local 43; the Graphic Communications International Union, Local 254M and the International Union of Operating Engineers, Local 309 on terms it considers satisfactory. Western Publishing Company, Inc. and Penn Corporation believe that their relations with their employees are generally good.

ITEM 2. PROPERTIES

                  Western Publishing Company, Inc.'s facilities are designed principally for the manufacture of products of its Consumer Products and Diversified Products Divisions. Western Publishing Company, Inc. devotes substantial resources to maintain its facilities in good operating condition and, where appropriate, to improve facilities so that they are cost efficient and competitive in the principal markets in which it competes. Western Publishing Company, Inc. has substantial sheetfed and web press manufacturing capacity in its Cambridge, MD and Racine, WI plants. Capacity utilization in these facilities, based on operating three shifts a day, five days a week, averaged approximately 68% in Fiscal 1996.

                  Penn Corporation's manufacturing facilities are designed solely for the manufacture of its products. These facilities are maintained in good operating condition and, where necessary, upgraded in line with business needs. Penn Corporation employs certain sophisticated machinery in its manufacturing facilities including napkin, table cover, paper plate and cup making machinery, color presses, a narrow web press, plate formers, table cover embosser/folders and Senning wrap-over machines at its BEACH(R)/CONTEMPO(R) Division; and paper cutting, scoring, box erecting and envelope making machinery at its RENNER DAVIS(R) Division.

                  Certain information as to the significant properties used by Western Publishing Company, Inc. and Penn Corporation in the conduct of their businesses is set forth in the following table:

Location            Square Feet  Type of Use
- - --------            -----------  -----------
Racine, WI            960,000    Corporate, creative and marketing offices and
                                 printing facilities

Kalamazoo, MI         560,000    Corporate offices; manufacturing; warehousing
                                 and distribution

Coffeyville, KS       547,000    Warehousing and distribution

Crawfordsville, IN    403,000    Warehousing and distribution

Cambridge, MD         231,000    Printing; warehousing

Cambridge,            148,000    Canadian corporate offices; sales offices;
  Ontario, Canada                warehousing and distribution

W. Springfield, MA     41,000    Manufacturing; warehousing

New York, NY           35,000    Publishing offices; sales offices

                  All of these properties are owned by either Western Publishing Company, Inc. or Penn Corporation, except for two leases covering 90,000 square feet in Cambridge, MD, both of which are on a month to month basis; one lease covering the Massachusetts property (lease expires December 31, 1996); and a lease covering a New York property (lease expires December 31, 2003). All of these properties, except for West Springfield, MA; Kalamazoo, MI and Canadian locations are employed in both the Consumer Products and Commercial Business segments; the West Springfield, MA; Kalamazoo, MI and Canadian properties are used solely in the Consumer Products business segment. In addition to the properties described above, Western Publishing Company, Inc. and Penn Corporation own or rent various other properties that are used for administration, sales offices and warehousing.

                  Western Publishing Group, Inc. believes that, in general, its plants and equipment are well maintained, in good operating condition and adequate for its present needs. Western Publishing Group, Inc. regularly upgrades and modernizes its facilities and equipment. Capital additions were approximately $17,900,000 in Fiscal 1996.

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

                  Western is a PRP at four sites in Wisconsin. With respect to one of those sites, Western has been classified in the de minimis category based upon the initial allocation performed by EPA. The state has identified approximately 100 PRPs at the site. Currently, the PRP group is negotiating the cost and timing of a number of clean-up actions. While the cost of the remedies has not been determined, Western does not believe its contribution will be significant. With respect to the second site, the evidence of Western's involvement as set forth by Federal EPA in support of its claim is conflicting. At most, Western would have used the disposal site for only four of the 30 years that the site was in operation. The estimated cost of the selected remedy for the site is $7.4 million and the owner/operator has agreed to accept a 70% allocable share, leaving the approximately 60 generator PRPs (including Western) with the remaining 30% share. Based on available information, Western's liability should not exceed $20,000. At the third site, Western is in the process of negotiating with the Wisconsin Department of Natural Resources ("WDNR") to resolve its liability at the site. Based on current information, the drum removal action proposed by WDNR, if accepted by Western will cost in the range of $100,000 to $150,000. Western has filed a claim in state court against the estate of the former site owner to recover any costs incurred. At the fourth site, Western's liability pursuant to the terms of a consent decree is limited to approximately 4% of the total costs at the site. The current estimate of total costs is in the range of $22 million. In accordance with the consent decree, Western has provided for its share of the probable cleanup costs.

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

                  Western also has been identified as a PRP at another site in New York State. Western and eight other PRPs received a notice letter from the State of New York regarding this site and is in the process of investigating that alleged use of this site for disposal. The State has incurred past oversight costs of at least $500,000 in connection with this site and has sought to recover a portion of those costs from Western. In addition, there may be future monitoring costs associated with this site, but the amount of these costs is presently not known, as there has been no attempt made to develop an allocation or to identify all PRPs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                   AGE   POSITION(S)
- - ----                   ---   -----------
Richard A. Bernstein   49    Director, Chairman and Chief Executive Officer of Western
                             Publishing Group, Inc.; Chairman of Western Publishing
                             Company, Inc.; Chairman, President and Chief Executive
                             Officer of Penn Corporation

James A. Cohen         50    Senior Vice President-Legal Affairs and Secretary of
                             Western Publishing Group, Inc.; Senior Vice
                             President-Legal Affairs and Secretary of Western
                             Publishing Company, Inc. and Vice President-Legal Affairs
                             and Secretary of Penn Corporation

Ira A. Gomberg         52    Vice President-Business Development and Corporate
                             Communications of Western Publishing Group, Inc.; Vice
                             President of Western Publishing Company, Inc.; Vice
                             President of Penn Corporation

Dale Gordon            48    Vice President and General Counsel of Western Publishing
                             Group, Inc.; Western Publishing Company, Inc. and Penn
                             Corporation

Steven M. Grossman     35    Executive Vice President, Treasurer and Chief Financial
                             Officer of Western Publishing Group, Inc.; Executive Vice
                             President and Treasurer of Western Publishing Company,
                             Inc.; Executive Vice President, Treasurer and Chief
                             Financial Officer of Penn Corporation

Michael J. Kutchin     38    Vice President-Chief Financial Officer of Western
                             Publishing Company, Inc.

Ilan Reich             41    Vice President-Special Projects of Western Publishing
                             Group, Inc.

Richard E. Snyder      63    President of Western Publishing Group, Inc.

Hal B. Weiss           39    Vice President and Assistant Treasurer of Western
                             Publishing Group, Inc.

                  Mr. Bernstein has been Chairman and Chief Executive Officer of Western Publishing Group, Inc. and Chairman of Western Publishing Company, Inc. since February 1984. From 1984 to August 1989, Mr. Bernstein was also President of Western Publishing Group, Inc. In November 1986, Mr. Bernstein became

Chairman, President and Chief Executive Officer of Penn Corporation. He is President of P & E Properties, Inc., a private commercial real estate ownership/management company, and has been for more than five years. Mr. Bernstein is the sole shareholder of P & E Properties, Inc. He is a member of the Regional Advisory Board of Chemical Bank, a member of the Board of Trustees of New York University, a member of the Board of Overseers of the New York University Stern School of Business, a Director and Vice President of the Police Athletic League, Inc., a member of the Board of Trustees of New York University's Hospital for Joint Diseases/Orthopedic Institute, a member of the Board of Directors of The Big Apple Circus, Inc., and a member of The Economic Club of New York.

                  Mr. Cohen has been Senior Vice President-Legal Affairs and Secretary of Western Publishing Group, Inc. since December 1991 and a senior executive of P & E Properties, Inc. since February 1984. He became Senior Vice President-Legal Affairs & Secretary of Western Publishing Company, Inc. in January 1995. From February 1984 until December 1991 he was Vice President, General Counsel and Secretary of Western Publishing Group, Inc. In March 1987, Mr. Cohen became Secretary of Western Publishing Company, Inc. and in January 1993, Vice President-Legal Affairs of that company. In November 1986, Mr. Cohen became Secretary of Penn Corporation, in April 1987, Vice President and General Counsel, and in May 1991, Vice President-Legal Affairs and Secretary of that corporation.

                  Mr. Gomberg has been Vice President-Business Development and Corporate Communications of Western Publishing Group, Inc. since February 1986. In April 1987, Mr. Gomberg became a Vice President of Penn Corporation. In addition, he is a Vice President and Assistant Secretary of Western Publishing Company, Inc. Since February 1986, he has also been a senior executive of P & E Properties, Inc. From 1976 through January 1986, Mr. Gomberg was employed by Sony Corporation of America, a manufacturer and distributor of consumer electronic products, first as General Counsel and after November 1983 as Vice President-Government Affairs.

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

                  Mr. Grossman has been Executive Vice President, Treasurer and Chief Financial Officer of Western Publishing Group, Inc. since June 1994. Prior to that, Mr. Grossman was Vice President-Financial Planning. Since July, 1992, he has also been an employee of P & E Properties, Inc. From August 1983 to July 1992 Mr. Grossman was with the public accounting firm of Deloitte & Touche LLP. He is a Certified Public Accountant licensed in the State of New York.

                  Mr. Kutchin joined Western Publishing Company, Inc. in February 1995 as Vice President-Corporate Controller and was appointed Chief Financial Officer in September 1995. Before joining Western Publishing Company, Inc., he was Vice President-Chief Financial Officer of Ganton Technologies, Inc. From 1982 through 1989 Mr. Kutchin was with the public accounting firm of Price Waterhouse LLP. He is a Certified Public Accountant.


                  Mr. Reich has been Vice President-Special Projects of Western Publishing Group, Inc. since October 1992. Since December, 1987 he has also been an employee of P & E Properties, Inc.

                  Mr. Snyder was elected as President of Western Publishing Group, Inc. on January 31, 1996, in connection with the signing of the Securities Purchase Agreement. Prior to that time, Mr. Snyder had, since 1994, been an independent business consultant and investor. He was the Chairman and Chief Executive Officer of Simon & Schuster from 1975 to 1994. Mr. Snyder is a director of Franklin Electronic Publishers, Inc. and of Reliance Group Holdings, Inc.

                  Mr. Weiss has been Vice President and Assistant Treasurer of Western Publishing Group, Inc. since August 1990. From April 1986 until July 1990, Mr. Weiss was Controller and Assistant Treasurer of Western Publishing Group, Inc. and from November 1986 until July 1989 he was Controller of Penn Corporation. In addition, Mr. Weiss has been Controller of P & E Properties, Inc. since 1985. Mr. Weiss is a Certified Public Accountant. Prior to joining Western Publishing Group, Inc. in 1985, Mr. Weiss practiced public accounting at the firm of Turner, Imowitz and Company.

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

Fiscal Year Ended February 3, 1996
 .........................................
                     High         Low
First Quarter         9 15/16      8
Second Quarter       11  3/4       9 1/16
Third Quarter        14  1/2       7  7/8
Fourth Quarter        7  3/4      10  7/8

Fiscal Year Ended January 28, 1995
 .........................................
                     High         Low
First Quarter        20  1/4      11
Second Quarter       12  7/8       9  5/8
Third Quarter        14  1/8      10
Fourth Quarter       12  5/8       9  1/4

DIVIDEND POLICY

Since its organization in 1984, Western Publishing Group, Inc. has not paid any cash dividends on its Common Stock. Management does not anticipate the payment of cash dividends on Common Stock in the foreseeable future (see Note 7 to the Company's Consolidated Financial Statements on page F-11 of the Company's April 18, 1996 Proxy Statement, for the Special Meeting of Stockholders scheduled for May 8, 1996, which is incorporated by reference herein and included as an exhibit hereto).

ITEM 6. SELECTED FINANCIAL DATA

                                                           1996           1995            1994           1993            1992
                                                                       (In Thousands Except For Per Share Data)
INCOME STATEMENT DATA:
REVENUES:
   Net sales                                              $369,572       $398,354        $613,464       $649,089        $552,360
   Royalties and other income                                4,685          4,201           3,211          3,062           2,141
                                                          --------       --------        --------       --------        --------
           Total revenues                                  374,257        402,555         616,675        652,151         554,501
                                                          --------       --------        --------       --------        --------
COSTS AND EXPENSES:
   Cost of sales                                           281,392        297,421         432,503        425,274         365,913
   Selling, general and administrative                     129,020        124,128         203,042        188,161         160,059
   Provision for restructuring and closure of operations     8,701
   Gain on streamlining plan                                (2,000)       (20,352)
   Provision for write-down of Division                                    (1,100)         28,180
                                                          --------       --------        --------       --------        --------
           Total costs and expenses                        417,113        400,097         663,725        613,435         525,972
                                                          --------       --------        --------       --------        --------
(LOSS) INCOME BEFORE INTEREST EXPENSE, INCOME TAXES AND
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE     (42,856)         2,458         (47,050)        38,716          28,529

INTEREST EXPENSE                                            12,859         17,567          16,270         10,358           6,255
                                                          --------       --------        --------       --------        --------
(LOSS) INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                (55,715)       (15,109)        (63,320)        28,358          22,274

 PROVISION (BENEFIT) FOR INCOME TAXES                       11,332          2,470         (22,295)        10,860           8,580
                                                          --------       --------        --------       --------        --------
(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                    (67,047)       (17,579)        (41,025)        17,498          13,694

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                       (14,800)
                                                          --------       --------        --------       --------        --------
NET (LOSS) INCOME                                         $(67,047)      $(17,579)       $(55,825)      $ 17,498        $ 13,694
                                                          ========       ========        ========       ========        ========
(LOSS) INCOME PER COMMON SHARE:
   Before cumulative effect of change in accounting
    principle                                             $  (3.23)      $  (0.88)       $  (1.99)      $   0.80        $   0.62
   Cumulative effect of change in accounting principle                                      (0.71)
                                                          --------       --------        --------       --------        --------
   NET (LOSS) INCOME                                         (3.23)         (0.88)          (2.70)          0.80            0.62
                                                          ========       ========        ========       ========        ========

BALANCE SHEET DATA (AT PERIOD END):
   Working capital                                        $165,309       $228,240        $332,979       $283,101        $106,556
   Total assets                                            321,965        428,806         505,116        508,585         390,965
   Long-term debt                                          149,845        149,828         229,812        179,797
   Convertible preferred stock                               9,985          9,985           9,985          9,985           9,985
   Common stockholders' equity                              74,368        140,794         158,673        215,246         199,393

The selected financial data should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's April 18, 1996 Proxy Statement for the Special Meeting of Stockholders scheduled for May 8, 1996, which is incorporated by reference herein and included as an exhibit hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Cautionary Statement on Forward-Looking Statements

         Forward-looking statements, within the meaning of Section 21E of the Securities and Exchange Act of 1934, are made throughout this Management's Discussion and Analysis and in the other sections of this report.

         Total Company results may differ materially from those in the forward-looking statements. Forward-looking statements are based on management's current views and assumptions, and involve risks and uncertainties that could significantly affect expected results. For example, operating results may be affected by external factors such as: actions of competitors; changes in laws and regulations, including changes in accounting standards; customer demand; effectiveness of spending or programs; and fluctuations in the cost of supply-chain resources.

         The Company's expected earnings improvement in Fiscal 1997 is based on its analysis of current financial and operating conditions, which it reviews and updates periodically through its planning process. This process includes an assessment of current operating conditions and the competitive environment, as well as the projected outcome of supply-chain management programs, the effectiveness of its manufacturing and overhead streamlining programs and a reduction in excess inventories.

                      Management's Discussion and Analysis

         The information called for is incorporated by reference to the information under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 66 in the Registrant's April 18, 1996 Proxy Statement for the Special Meeting of Stockholders scheduled for May 8, 1996, which is included as an exhibit hereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14 on page 22.

         CONSOLIDATED QUARTERLY FINANCIAL INFORMATION

         The information called for is incorporated by reference to the information under "Consolidated Quarterly Financial Information" on page 72 in the Registrant's April 18, 1996 Proxy Statement for the Special Meeting of Stockholders scheduled for May 8, 1996, which is included as an exhibit hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for with respect to Directors is incorporated by reference to the information under "Business Experience of Directors and Executive Officers" on page 49 in the Registrant's April 18, 1996 Proxy Statement for the Special Meeting of Stockholders scheduled for May 8, 1996, which is included as an exhibit hereto.

ITEM 11. EXECUTIVE COMPENSATION

         The information called for is incorporated by reference to the information under "Executive Compensation" on page 55 in the Registrant's April 18, 1996 Proxy Statement for the Special Meeting of Stockholders scheduled for May 8, 1996, which is included as an exhibit hereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for is incorporated by reference to the information under "Beneficial Stock Ownership - Principal Stockholders" and "Beneficial Stock Ownership - Directors and Executive Officers" on page 15, respectively in the Registrant's April 18, 1996 Proxy Statement for the Special Meeting of Stockholders scheduled for May 8, 1996, which is included as an exhibit hereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for is incorporated by reference to the information under "Certain Transactions" on page 57 in the Registrant's April 18, 1996 Proxy Statement for the Special Meeting of Stockholders scheduled for May 8, 1996, which is included as an exhibit hereto.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements.

         The consolidated financial statements of Western Publishing Group, Inc. and subsidiaries, which appear on pages F-1 through F-20 of the Company's April 18, 1996 Proxy Statement for the Special Meeting of Stockholders scheduled for May 8, 1996, which is incorporated by reference herein and included as an exhibit hereto.

                                                             Page Reference
                                                        ------------------------
                                                                  April 18, 1996
                                                                       Proxy
                                                        Form 10-K    Statement
                                                        --------- --------------
         WESTERN PUBLISHING GROUP, INC.
            AND SUBSIDIARIES

         Independent Auditors' Report                       A-1         F-2

         Consolidated Balance Sheets as of February 3,
             1996 and January 28, 1995                                  F-3

         Consolidated Statements of Operations for the
              Years ended February 3, 1996, January 28,
              1995 and January 29, 1994                                 F-4

         Consolidated Statements of Common Stockholders'
              Equity for the Years ended February 3, 1996,
              January 28, 1995 and January 29, 1994                     F-5

         Consolidated Statements of Cash Flows for the
              Years ended February 3, 1996, January 28,
              1995 and January 29, 1994                                 F-6

         Notes to Consolidated Financial Statements                     F-7

             2.  Financial Statement Schedule.

          II - Valuation and Qualifying Accounts            S-1

EXHIBITS
- - --------
3.1 Restated Certificate of Incorporation of the Registrant dated March 11, 1986 (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No 33-4127 on Form S-1 (the "Registration Statement")).

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

3.41 Amendment to Certificate of Incorporation of Registrant as approved by a majority of the stockholders at the Annual Meeting of Stockholders held December 19, 1995.

3.5 By-laws of the Registrant (incorporated by reference to Exhibit 3.4 to the 1988 Form 10-K).

4.1 Form of certificate for shares of the Registrant's Common Stock (incorporated by reference to Exhibit 4.4 to the Registration Statement).

10.20 Securities Purchase Agreement, dated as of January 31, 1996, by and between Western Publishing Group, Inc. and Golden Press Holding, L.L.C., with exhibits (incorporated by reference to Exhibit 10.20 to the Registrant's Form 8-K as of January 31, 1996).

10.21 Irrevocable Proxy, dated as of January 31, 1996, between Golden Press Holding, L.L.C. and Richard A. Bernstein (incorporated by reference to
        Exhibit 10.21 to the Registrant's Form 8-K as of January 31, 1996).

10.22 Irrevocable Proxy, dated as of January 31, 1996, between Golden Press Holding, L.L.C. and the Trust, fbo Richard A. Bernstein u/a March 16, 1978, Richard A. Bernstein and Stuart Turner, as trustees (incorporated by reference to Exhibit 10.22 to the Registrant's Form 8-K as of January 31, 1996).

10.23 Irrevocable Proxy, dated as of January 31, 1996, between Golden Press Holding, L.L.C. and the Trust, fbo Richard A. Bernstein u/a Barry S. Bernstein, dated April 5, 1986, Fleet National Bank of Connecticut, as trustee (incorporated by reference to Exhibit 10.23 to the Registrant's Form 8-K as of January 31, 1996).


10.24 Registration Rights Agreement, dated as of January 31, 1996, by and among Western Publishing Group, Inc., Richard A. Bernstein, the Trust, fbo Richard A. Bernstein u/a March 16, 1978, Richard A. Bernstein and Stuart Turner, as trustees, The Richard A. and Amelia Bernstein Foundation, Inc. and the Trust, fbo Richard A. Bernstein u/a Barry S. Bernstein dated April 5, 1986, Fleet National Bank of Connecticut, as trustee (incorporated by reference to Exhibit 10.24 to the Registrant's Form 8-K as of January 31, 1996).

10.25   Amendment No. 1 dated April 5, 1996 to Securities Purchase Agreement.

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

10.31 Amendment dated December 21, 1989, between PG Investments and Western Publishing Company, Inc. to the Lease dated January 15, 1985, as amended (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for fiscal year 1990 (the "1990 Form 10-K")).

10.33 Lease dated February 1, 1989, between Golden Press, Inc. and 850 Third Avenue LP (incorporated by reference to Exhibit 10.33 to the 1990 Form 10-K).

10.33a First Amendment Agreement dated February 3, 1993 (to lease dated February 1, 1989) between 850 Third Avenue LP and Golden Press, Inc., as modified by Letter Agreement dated February 3, 1993 (incorporated by reference to Exhibit 10.33a to the 1990 Form 10-K).

10.35 Warehouse Lease Agreement - Indenture dated April 15, 1987, between Cambridge Terminal Warehouse and Western Publishing Company, Inc. (incorporated by reference to Exhibit 10.21 to the 1988 Form 10-K).

10.36 Lease Amendment dated March 17, 1989, between Cambridge Terminal Warehouse and Western Publishing Company, Inc. to the Warehouse Lease Agreement - Indenture dated April 15, 1987 (incorporated by reference to
        Exhibit 10.36 to the 1990 Form 10-K).


10.37 Lease dated May 1, 1987, between West Springfield Industrial Center, Inc. and Penn Corporation (incorporated by reference to Exhibit 10.23 to the 1988 Form 10-K).

10.40 Golden Comprehensive Security Program, as amended and restated, effective January 1, 1993 (incorporated by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for fiscal year 1993 (the "1993 Form 10-K")).

10.41 First Amendment of Golden Comprehensive Security Program, as amended and restated, effective January 1, 1993 (incorporated by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year 1995 (the "1995 Form 10-K")).

10.42 Second Amendment of Golden Comprehensive Security Program, as amended and restated, effective January 1, 1993.

10.43 Third Amendment of Golden Comprehensive Security Program, as amended and restated, effective January 1, 1993.

10.53 Golden Retirement Savings Program, as amended and restated, effective January 1, 1993 (incorporated by reference to Exhibit 10.53 to the 1993 Form 10-K).

10.54 First Amendment of Golden Retirement Savings Program, as amended and restated, effective January 1, 1993 (incorporated by reference to Exhibit 10.54 to the 1995 Form 10-K).

10.55 Second Amendment of Golden Retirement Savings Program, as amended and restated, effective January 1, 1993.

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

10.71a Ninth Amendment of Penn Corporation Comprehensive Security Program, effective July 1, 1991 (incorporated by reference to Exhibit 10.67 to the Registrant's Annual Report on Form 10-K for fiscal year 1992 (the "1992 Form 10-K")).

10.71b Tenth Amendment of Penn Corporation Comprehensive Security Program, effective April 1, 1993 (incorporated by reference to Exhibit 10.67 to the 1994 Form 10-K).

10.71c Eleventh Amendment of Penn Corporation Comprehensive Security Program, effective January 1, 1994 (incorporated by reference to Exhibit 10.71c to the 1995 Form 10-K).

10.71d Twelfth Amendment of Penn Corporation Comprehensive Security Program, effective January 1, 1994.

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

10.74c Fifth Amendment of Beach Products (Division of Penn Corporation) Retirement Savings Program, effective January 1, 1994 (incorporated by reference to Exhibit 10.74c to the 1995 Form 10-K).

10.74d Sixth Amendment of Beach Products (Division of Penn Corporation) Retirement Savings Program, effective January 1, 1994.

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

10.85 Western Publishing Group, Inc. 1995 Stock Option Plan (incorporated by reference to Appendix A to the Registrant's November 17, 1995 Proxy Statement).

10.86 Employment Agreement dated as of May 9, 1995 between Western Publishing Group, Inc. and John P. Moore.

10.86a Agreement dated February 6, 1996 between Western Publishing Group, Inc. and John P. Moore.

10.86b Amendment to the Agreement dated February 6, 1996 between Western Publishing Group, Inc. and John P. Moore dated February 7, 1996.

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

10.93 Amended and Restated Credit Agreement dated as of May 31, 1994, providing up to $140 million, among the Registrant, Western Publishing Group, Inc. and a group of commercial banks (incorporated by reference to Exhibit 10.93 to the 1995 Form 10-K).

10.94 Amendment No. 1 dated as of August 4, 1994, to the Amended and Restated Credit Agreement dated as of May 31, 1994 (incorporated by reference to Exhibit 10.94 to the 1995 Form 10-K).

10.95 Amendment No. 2 dated as of February 21, 1995, to the Amended and Restated Credit Agreement dated as of May 31, 1994 (incorporated by reference to Exhibit 10.95 to the 1995 Form 10-K).

10.96 Asset Purchase and Supply Agreement dated as of August 4, 1994 among Western Publishing Company, Inc., Western Publishing (Canada), Ltd., and Hasbro, Inc. (incorporated by reference to Exhibit 10.96 to the 1995 Form 10-K).

10.97 Agreement dated as of September 23, 1994 between Western Publishing Group, Inc. and George P. Oess (incorporated by reference to Exhibit
        10.97 to the 1995 Form 10-K).

10.98 Receivables Purchasing Agreement and related transaction documents dated as of September 29, 1995 between Western Publishing Company, Inc. and Heller Financial, Inc. (incorporated by reference to Exhibit 10.98 to the Registrant's Form 8-K as of September 29, 1995).

10.98a First Amendment to Receivables Purchasing Agreement dated as of December 26, 1995, as relates to the Credit Agreement dated as of September 29, 1995.

21.1 List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the 1995 Form 10-K).

99.4 Undertaking incorporated by reference into Part II of certain registration statements on Form S-8 of the Registrant.

99.5 Proxy Statement dated April 18, 1996 for the Special Meeting of Stockholders scheduled for May 8, 1996, as filed with the Securities and Exchange Commission on April 19, 1996.

         (b)      Form 8-K as of January 31, 1996.

SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 3, 1996
                                     Western Publishing Group, Inc.

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

Signature                     Title                            Date
- - ---------                     -----                            ----

/s/ Richard A. Bernstein      Chairman, Chief Executive        May 3, 1996
- - --------------------------    Officer and Director
Richard A. Bernstein          (Principal Executive Officer)

/s/ Steven M. Grossman        Executive Vice President,        May 3, 1996
- - --------------------------    Treasurer and Chief Financial
Steven M. Grossman            Officer (Principal Financial
                              and Accounting Officer)

/s/ Richard H. Hochman        Director                         May 3, 1996
- - --------------------------
Richard H. Hochman

/s/ John F. Moore             Director                         May 3, 1996
- - --------------------------
John F. Moore

/s/ Jenny Morgenthau          Director                         May 3, 1996
- - --------------------------
Jenny Morgenthau

/s/ Michael A. Pietrangelo    Director                         May 3, 1996
- - --------------------------
Michael A. Pietrangelo

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Western Publishing Group, Inc.:

We have audited the consolidated financial statements of Western Publishing Group, Inc. and subsidiaries as of February 3, 1996 and January 28, 1995, and for each of the three years in the period ended February 3, 1996, and have issued our report thereon dated April 2, 1996 (which report includes an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 106); such financial statements and report are included in your April 18, 1996 Proxy Statement for the Special Meeting of Stockholders scheduled for May 8, 1996, and are incorporated herein by reference. Our audits also included the financial statement schedule of Western Publishing Group, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
April 2, 1996

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED FEBRUARY 3, 1996 (IN THOUSANDS)

                                                         Allowance for      Allowance
                                                            Doubtful           for
                                                            Accounts         Returns            Total
BALANCES, JANUARY 30, 1993                                  $ 6,929          $  8,243          $ 15,172

     Additions charged to costs and expenses                  5,577            40,951            46,528
     Deductions - amounts written off                        (5,686)          (40,268)          (45,954)
     Other changes - net                                     (2,318)            2,767               449
     Foreign currency conversion                                (11)              (15)              (26)
                                                            -------          --------          --------
BALANCES, JANUARY 29, 1994                                    4,491            11,678            16,169

     Additions charged to costs and expenses                    472            26,248            26,720
     Deductions - amounts written off                          (885)          (30,442)          (31,327)
     Foreign currency conversion                                (11)              (12)              (23)
                                                            -------          --------          --------
BALANCES, JANUARY 28, 1995                                    4,067             7,472            11,539

     Additions charged to costs and expenses                  1,440            16,712            18,152
     Deductions - amounts written off                        (2,989)          (19,708)          (22,697)
     Foreign currency conversion                                  4                 6                10
                                                            -------          --------          --------
BALANCES, FEBRUARY 3, 1996                                  $ 2,522          $  4,482          $  7,004
                                                            =======          ========          ========

                                      S-1