Form 10-Q
period 1996-05-04
GOLDEN BOOKS FAMILY ENTERTAINMENT INC
filed 1996-06-18
CIK 790706

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    May 4, 1996

                                   OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________to ________________

Commission file number     0-14399

                     GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                       06-1104930
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                   Identification No.)

850 Third Avenue, New York, New York                       10022
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (212) 783-8500

 Western Publishing Group, Inc., 444 Madison Avenue, New York, New York 10022
      (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes    [X]                         No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common stock, par value $.01 per share: 21,862,137 shares outstanding as of
                              June 5, 1996.

                   GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND
                                  SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                Number
                                                                                                ------
PART I           FINANCIAL INFORMATION

 Item 1.         Financial Statements

                 Independent Accountants' Report                                                  3

                        Condensed Consolidated Balance Sheets--
                         May 4, 1996 (Unaudited) and
                         February 3, 1996                                                         4

                        Condensed Consolidated Statements of Operations-- Three
                         months ended May 4, 1996 and April 29, 1995 (Unaudited)                  6


                        Condensed Consolidated Statements of Cash Flows-- Three
                         months ended May 4, 1996 and April 29, 1995 (Unaudited)                  7


                        Notes to Condensed Consolidated Financial
                         Statements  (Unaudited)                                                  9

Item 2.          Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                               12

PART II          OTHER INFORMATION

Item 4.          Submission of matters to a vote of security holders                             15

Item 6.          Exhibits and reports on Form 8-K                                                16

SIGNATURES                                                                                       17

EXHIBITS

     Exhibit 15 - Letter re:  unaudited  interim financial information                           18


INDEPENDENT ACCOUNTANTS' REPORT


Golden Books Family Entertainment, Inc.
New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of Golden Books Family Entertainment, Inc. (formerly Western Publishing Group, Inc.) and subsidiaries as of May 4, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended May 4, 1996 and April 29, 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Golden Books Family Entertainment, Inc. (formerly Western Publishing Group, Inc.) and subsidiaries as of February 3, 1996, and the related consolidated statements of operations, common stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 2, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Deloitte & Touche LLP
Milwaukee, Wisconsin
June 17, 1996

0135273.01



PART I   FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)



                                                                             May 4, 1996        February 3, 1996
									     -----------        ----------------
                                                                             (Unaudited)
ASSETS

Current Assets
     Cash and Cash Equivalents                                                $   33,025      $        45,223
     Accounts Receivable                                                          56,272               61,033
     Inventories                                                                  78,562               84,354
     Prepublication Costs                                                          4,469                4,716
     Royalty Advances                                                              3,039                3,240
     Refundable Income Taxes                                                       2,492                2,492
     Net Assets Held For Sale                                                     12,850               13,302
     Other Current Assets                                                          8,393                8,663
									       ----------           ----------
         TOTAL CURRENT ASSETS                                                    199,102              223,023
									       ----------           ----------
Other Assets                                                                      13,723               14,429
									       ----------           ----------
Property, Plant and Equipment                                                    136,085              134,016

     Less Accumulated Depreciation and Amortization                               61,168               58,566
									       ----------           ----------
         TOTAL PROPERTY, PLANT AND EQUIPMENT                                      74,917               75,450
									       ----------           ----------
Identified Intangibles and Cost in Excess of Net Assets Acquired
     (Goodwill), less accumulated amortization of $21,710 and $21,205,
     respectively                                                                  8,558                9,063
									       ----------           ----------
                                                                         $       296,300      $       321,965
									       ==========           ==========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE DATA)



                                                                             May 4, 1996        February 3, 1996
									     -----------        ----------------
                                                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                                       $     11,310          $    19,000
     Accrued Compensation and Fringe Benefits                                      4,201                8,073
     Other Current Liabilities                                                    25,051               30,641
									      ----------           ----------
         TOTAL CURRENT LIABILITIES                                                40,562               57,714
									      ----------           ----------
Noncurrent Liabilities:

     Long-Term Debt                                                              149,850              149,845
     Accumulated Postretirement Benefit Obligation                                27,917               27,572
     Other                                                                         2,546                2,481
									      ----------           ----------
         TOTAL NONCURRENT LIABILITIES                                            180,313              179,898
									      ----------           ----------

Convertible Preferred Stock - Series A, 20,000 shares authorized, no par value, 19,970 shares issued and outstanding, at mandatory
     redemption amount                                                             9,985                9,985
									      ----------           ----------
COMMON STOCKHOLDERS' EQUITY:

     Common Stock, $.01 par value, 40,000,000 shares authorized,
        21,886,439 and 21,875,539 shares issued                                      219                  219
     Additional Paid-in Capital                                                   87,172               87,044
     Note Receivable From Sale of Common Stock                                    (4,796)              (4,796)
     Retained Earnings (Deficit)                                                 (12,584)              (3,608)
     Cumulative Translation Adjustments                                           (1,749)              (1,669)
									      ----------           ----------
                                                                                  68,262               77,190

         Less Cost of Common Stock in Treasury - 208,800 Shares                    2,822                2,822
									      ----------           ----------
         TOTAL COMMON STOCKHOLDERS' EQUITY                                        65,440               74,368
									      ----------           ----------
                                                                         $       296,300      $       321,965
									      ==========           ==========


         SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                                                      Three Months Ended
									      ------------------------------------
                                                                              May 4, 1996           April 29, 1995
									      -----------           --------------
                                                                                         (Unaudited)
REVENUES:                                                                $        68,888      $          85,945
									      ----------             ----------
Costs and Expenses:
     Cost of Sales                                                                51,919                 65,598
     Selling, General and Administrative                                          22,725                 30,100
									      ----------             ----------
         TOTAL COSTS AND EXPENSES                                                 74,644                 95,698
									      ----------             ----------
Loss Before Interest Expense and (Benefit) Provision for Income Taxes:
                                                                                  (5,756)                (9,753)

Interest Expense                                                                   3,060                  3,542
									      ----------             ----------
Loss Before (Benefit) Provision for Income Taxes                                  (8,816)               (13,295)

(Benefit) Provision for Income Taxes                                                 (52)                    13
									      ----------             ----------
Net Loss                                                                 $       (8,764)      $        (13,308)
									      ==========             ==========
Loss per Common Share                                                    $        (0.41)      $          (0.64)
									      ==========             ==========
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                                           21,667                 21,023
									      ==========             ==========

          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)



                                                                                    Three Months Ended
									     -----------------------------------
                                                                             May 4, 1996          April 29, 1995
									     -----------          --------------
                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Loss                                                                 $    (8,764)     $       (13,308)
       Adjustments to Reconcile Net Loss to Net Cash Provided By (used
       in) Operating Activities
         Depreciation and Amortization                                             4,134                4,152
         Provision for Losses on Accounts Receivable                                 284                  182
         Loss (Gain) on Disposition of Plant and Equipment                            77                 (361)
         Other                                                                       374                  264
         Changes in Assets and Liabilities
             Accounts Receivable                                                   4,477                4,311
             Inventories                                                           5,792                6,100
             Accounts Payable                                                     (7,690)              (1,840)
             Accrued Compensation and Fringe Benefits                             (3,872)              (3,771)
             Other Assets and Liabilities                                         (5,326)              (9,024)
									      -----------          -----------
                NET CASH USED IN
                OPERATING ACTIVITIES                                             (10,514)             (13,295)
									      -----------          -----------
Cash Flows From Investing Activities:
       Acquisitions of Plant and Equipment                                        (2,287)              (2,311)
       Proceeds from Streamlining Plan                                               452                  865
       Proceeds from Disposition of Plant and Equipment                               23                  517
									      -----------          -----------
                NET CASH USED IN INVESTING ACTIVITIES                             (1,812)                (929)
									      -----------          -----------

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                                                    Three Months Ended
									     -----------------------------------
                                                                             May 4, 1996          April 29, 1995
									     -----------          --------------
                                                                                        (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayments Under Credit Agreement                                    $                    $       (32,000)
    Proceeds From Sale of Common Stock (Exercise of Options)                         128
    Dividends Paid on Preferred Stock                                                                    (212)
									     -----------           -----------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                                                     128              (32,212)
									     -----------           -----------
Effect of Exchange Rate Changes on Cash                                                                     8
									     -----------           -----------
Net Decrease in Cash and Cash Equivalents                                        (12,198)             (46,428)

Cash and Cash Equivalents, Beginning of Period                                    45,223               85,406
									     -----------           -----------
Cash and Cash Equivalents, End of Period                                 $        33,025     $         38,978
									     ===========           ===========
Supplemental Disclosures of Cash Flow Information:

       Cash Paid (Received) During the Period For
           Interest                                                      $         5,817     $          6,091
           Income Taxes, Net of Refunds Received                                    (11)                  151


          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of May 4, 1996 and the results of operations and cash flows for the three month periods ended May 4, 1996 and April 29, 1995. Certain reclassifications have been made in the prior year financial statements to conform with the current year presentation.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

These financial statements should be read in conjunction with the consolidated financial statements of Golden Books Family Entertainment, Inc. (formerly Western Publishing Group, Inc.) (the "Company") contained in the Company's Form 10-K for the year ended February 3, 1996 ("Fiscal 1996").


NOTE B - Inventories

Inventories consisted of the following:

                                              May 4,         February 3,
                                              1996              1996
                                                   (In Thousands)

         Raw materials                    $  10,086    $      10,877
         Work in process                     12,731           13,014
         Finished goods                      55,745           60,463
                                          ------------    -------------

                                          $  78,562   $        84,354
                                         =============    =============


NOTE C -  Net Assets Held for Sale

During Fiscal 1995, the Company adopted a plan (the "streamlining plan") designed to improve its competitive position and reduce its cost structure through the sale, divestiture, consolidation or phase out of certain operations, properties and products, and a workforce reduction. As of May 4, 1996, the remaining net assets held for sale primarily relate to the Company's Fayetteville facility, which was closed in conjunction with the sale of its game and puzzle business.

NOTE D - Stockholders' Equity

On May 8, 1996, pursuant to the sale of a significant equity interest in the Company to Golden Press Holding, L.L.C. and the requisite vote of the stockholders of the Company (see Note F), an amendment to increase the authorized number of shares of Common Stock from 40,000,000 shares to 60,000,000 shares was approved and an amendment to increase the number of shares available under the 1995 Stock Option Plan from 750,000 shares to 2,250,000 shares was approved.


NOTE E - Loss Per Common Share

Loss per common share was computed as follows:

                                                      Three Months Ended
                                                    -----------------------
                                                    May 4,        April 29,
                                                    1996            1995
                                                         (In Thousands
                                                  except for per share data)

Net loss                                      $     (8,764)   $     (13,308)

Preferred dividend requirements                       (212)            (212)
                                              ------------    -------------

Loss applicable to common stock               $     (8,976)   $     (13,520)
                                              ============    =============

Weighted average common shares outstanding          21,667           21,023
                                              ============    =============

Loss per common share                         $      (0.41)   $       (0.64)
                                              ============    =============


NOTE F - Change in Control of Registrant

On May 8, 1996, the Company completed the sale of a significant equity interest to Golden Press Holding, L.L.C., a Delaware limited liability company owned by Richard E. Snyder, Barry Diller and Warburg, Pincus Ventures, L.P. ("GP Holding"). In the transaction, which was approved by the requisite vote of the stockholders of the Company at a special meeting held on the same date (the "Stockholder Meeting"), and pursuant to the Securities Purchase Agreement, dated as of January 31, 1996, between the Company and GP Holding, the Company issued to GP Holding, for an aggregate purchase price of $65,000,000, (i) 13,000 shares of the Company's Series B Convertible Preferred Stock, no par value (the "Series B Preferred Stock"), and (ii) a Warrant to purchase 3,250,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), at an exercise price of $10.00 per share.

The Series B Preferred Stock entitles GP Holding, for so long as it owns a significant portion of the Series B Preferred Stock, to elect one-third of the directors of the Company (the "Series B Directors"). Additionally, the Series B Preferred Stock, which is initially convertible into shares of Common Stock representing approximately 23% of the outstanding shares of Common Stock, will vote on an as-if-converted basis together with the Common Stock as a single class on all matters submitted to a vote of the stockholders of the Company, including the election of directors other than the Series B Directors. The Series B Preferred Stock has a dividend rate of 12% per annum, is convertible at $10 per share, and does not have a mandatory redemption date. The preferred stock dividend is payable quarterly in 195,000 shares of Common Stock for the first four years, subject to certain adjustments based on the market price of the Common Stock at that time. Thereafter, preferred stock dividends will be paid in cash. In addition, the Company's Series A Convertible Preferred Stock was redeemed at its face amount plus accrued dividends.

On January 31, 1996, the Company entered into an interim employment agreement (the "Interim Employment Agreement") with Richard E. Snyder, whereby Mr. Snyder became President of the Company. Pursuant to the Interim Employment Agreement, the Company issued 599,465 shares of Common Stock to Mr. Snyder at a price of $8 per share in exchange for a non-recourse note in the amount of the purchase price, secured by a pledge of the shares. Concurrent with the execution of the Agreement, the Interim Employment Agreement was superseded by a five year employment agreement . Under the terms of the new agreement, Mr. Snyder will receive annual compensation of $500,000 and an annual bonus opportunity of up to $1 million. Additionally, on May 8, 1996, Mr. Snyder received options to acquire 1,113,293 shares of the Company's Common Stock at fair value, a one-time special bonus based on the market price of the Company's Common Stock, supplemental retirement benefits, post-retirement medical benefits and certain other benefits. A substantial portion of the costs associated with Mr. Snyder's agreement will be charged to operations in the second quarter of Fiscal 1997.

Prior to the consummation of the Agreement, Mr. Snyder was not directly involved in the Company's business or financial decisions. Consequently, Mr. Snyder is in the process of developing his plans regarding future operations including the evaluation of the performance of Penn Corporation. Such plans will be finalized during Fiscal 1997 and may involve a restructuring of operations which is likely to result in substantial charges to operations or changes in the classification of the Company's assets and liabilities.

Also, the Company effected a reorganization of certain of its subsidiaries (the "Reorganization"). First, the Company conveyed to Golden Books, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("GB"), (x) all of the issued and outstanding shares of capital stock of Penn Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, and (y) all of the issued and outstanding shares of capital stock of Western Publishing Company, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("WPC"). Immediately thereafter, the Company caused GB to merge with and into WPC. In connection with the Reorganization, the Company, WPC and GB entered into a First Supplemental Indenture, dated as of May 8, 1996, with Marine Midland Bank, a New York banking and trust company, as Successor Trustee pursuant to which WPC assumed the obligations of the Company with respect to the 7.65% Senior Notes due 2002 originally issued by the Company.

In connection with the transactions described above, and as approved by the requisite vote of the Company's stockholders at the Stockholder Meeting, the name of the Company was changed from Western Publishing Group, Inc. to Golden Books Family Entertainment, Inc. The Company's listing symbol was changed from "WPGI" to "GBFE". In addition, the name of Western Publishing Company, Inc. was changed to Golden Books Publishing Company, Inc.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


On May 8, 1996, the Company completed the sale of a significant equity interest to Golden Press Holding, L.L.C., a Delaware limited liability company owned by Richard E. Snyder, Barry Diller and Warburg, Pincus Ventures, L.P. ("GP Holding"). Accordingly, the operating results for the quarter ended May 4, 1996 and the financial condition at such date reflect the results of the prior management group of the Company.

Revenues for the quarter ended May 4, 1996 decreased $17.0 million (19.9%) to $68.9 million as compared to $85.9 million for the quarter ended April 29, 1995. Consumer Products Segment revenues decreased $16.6 million (23.3%) for the quarter ended May 4, 1996. The decrease resulted from (i) the continuing decline in sales of the Company's interactive electronic storybooks reflecting competitive factors, limited new product introductions and price reductions implemented on certain of the Company's mature formats, (ii) the discontinuation of the sourcing and sale of third party ("guest") publisher product for Storyland locations at Wal-Mart, as the previously announced decision to return the operation of the program to Wal-Mart management was implemented at the beginning of the fiscal year, (iii) the decline in sales of the Company's international operations as product utilizing licenses associated with major motion pictures released in Fiscal 1996 and certain new character licenses did not have the consumer acceptance or longevity of prior years' products; and (iv) the continuing sales decline at the Company's paper tableware and party goods division reflecting a combination of the declining popularity of products utilizing licensed characters released in prior years, the success of new product introductions featuring competitors' licensed characters and the impending loss of a significant license at the end of 1996. Commercial Product Segment revenues which are comprised of printing services, decreased $.4 million (3.4%) for the quarter ended May 4, 1996. The decrease for the quarter was due to the decline in the Company's educational kit business, which more than offset increases in the sales of graphic products and custom publishing services. However, the decline in the educational kit business was primarily due to the timing of scheduled projects.

Price increases in the Consumer Products Segment were approximately 12.5%. Sales of printing services are the result of individual agreements entered into with customers as to price and services performed. Accordingly, the effects on inflation cannot be determined on the sales of printing services.

The loss before interest expense and the (benefit) provision for income taxes for the quarter ended May 4, 1996 was $5.8 million as compared to a loss of $9.8 million for the quarter ended April 29, 1995. The $4.0 million improvement was the result of a $3.4 million decrease in gross profit offset by a $7.4 million decrease in selling, general and administrative expenses.

Gross profit decreased $3.4 million (16.6%) to $16.9 million for the quarter ended May 4, 1996 as compared to $20.3 million for the quarter ended April 29, 1995. As a percentage of revenues, the gross profit margin increased to 24.6% for the quarter ended May 4, 1996 from 23.7% for the quarter ended April 29, 1995. In the Consumer Products Segment, gross profit decreased $2.9 million (16.0%) to $15.2 million for the quarter ended May 4, 1996 as compared to the quarter ended April 29, 1995. As a percentage of revenues, the Consumer Products Segment gross profit margin increased to 27.9% for the Fiscal 1997 period as compared to 25.5% for the Fiscal 1996 period. The increase in gross profit margin resulted from price increases across several of the Company's core Consumer Products categories, lower product returns and a favorable shift in product mix. These gross margin improvements were partially offset by the reduction in the carrying value of certain non-core discontinued product categories.

In the Commercial Products Segment, the gross profit margin of printing services decreased to 12.2% for the quarter ended May 4, 1996 from 15.1% for the quarter ended April 29, 1995. The decrease was primarily due to unfavorable manufacturing variances.

Selling, general and administrative expenses for the quarter ended May 4, 1996 decreased $7.4 million (24.5%) to $22.7 million as compared to $30.1 million for the quarter ended April 29, 1995. This decrease is primarily the result of a significant reduction in selling expenses resulting from the sales and merchandising force reorganization which was completed in January, 1996. In addition, sales promotion costs, including the costs of corrugate displays, sell sheets and co-op advertising declined as operating cost efficiencies were realized.

Interest expense for the quarter decreased $.5 million to $3.0 million as compared to $3.5 million in Fiscal 1996. The decrease was due to lower average debt outstanding as the Company repaid all outstanding notes under its Revolving Credit Agreement during the first quarter of Fiscal 1996 and lower interest rates in the first quarter of Fiscal 1997. Total average outstanding debt decreased to $149.8 million for the Fiscal 1997 period from $164.9 million for the Fiscal 1996 period (see Financial Condition, Liquidity and Capital Resources), while average interest rates decreased to 8.0% for the Fiscal 1997 period as compared to 8.5% for the Fiscal 1996 period. The decrease in the average interest rates resulted primarily from the composition of the average debt outstanding.

The Company does not anticipate any significant provision or benefit for income taxes in Fiscal 1997. As such, operations for the first quarter do not include an income tax benefit from domestic operations as no tax benefit was provided on operating losses. Profitable operating results in subsequent periods will benefit from an income tax rate which will be lower than the statutory rate due to the reinstatement of deferred tax assets for which a valuation allowance was established. For the quarter ended April 29, 1995, an income tax benefit from operations was not provided as no income tax provision or benefit was anticipated.

The loss for the quarter ended May 4, 1996 was $8.8 million or $0.41 per share, compared to a loss of $13.3 million or $0.64 per share for the quarter ended April 29, 1995. The operating results reflect the normal seasonality of the Company's business, which historically incurs an operating loss in the first quarter. As the Consumer Products Segment ships product to its retailing customers in anticipation of the holiday selling season, the Company experiences a greater portion of its total revenues in the second half of the fiscal year.

During Fiscal 1996, the Financial Accounting Standards Board ("FASB") issued FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The adoption of this statement in the first quarter of Fiscal 1997 did not have a material effect on the Company's financial statements.

Financial Condition, Liquidity and Capital Resources

Operations for the quarter ended May 4, 1996, excluding non-cash charges for depreciation, amortization and the provision for losses on accounts receivable utilized cash of $4.3 million as compared to $9.0 million for the quarter ended April 29, 1995. For the quarters ended May 4, 1996 and April 29, 1995, other changes in assets and liabilities resulting from operating activities, utilized cash of $6.2 million and $4.3 million, respectively, resulting in net cash used in operating activities of $10.5 million and $13.3 million, respectively. Acquisitions of property, plant and equipment were $2.3 million during the quarters ended May 4, 1996 and April 29, 1995. Capital expenditures include costs associated with the completion of the acquisition of a five unit web press and conveyoring equipment for the Company's distribution centers. In addition, during the second quarter of Fiscal 1996 the Company commenced a facility expansion of its paper tableware and party goods operations in Kalamazoo, Michigan, which is expected to be completed in Fiscal 1997. The construction of the building addition phase of the expansion is estimated to cost $5.1 million; of which $4.4 million has been expended through May 4, 1996.

Working capital decreased to $158.5 million from $165.3 million at February 3, 1996. This decrease resulted from the Company's investment in property, plant and equipment and the funds required for its operations during the first quarter of Fiscal 1997.

Equity Investment

On May 8, 1996, the Company (formerly Western Publishing Group, Inc.) completed the sale of a significant equity interest to Golden Press Holding, L.L.C., a Delaware limited liability company owned by Richard E. Snyder, Barry Diller and Warburg, Pincus Ventures, L.P. ("GP Holding") (see Note F to the Notes to the Condensed Consolidated Financial Statements).

Pursuant to the sale agreement (the "Agreement"), GP Holding invested $65 million of cash in the Company in exchange for $65 million newly-issued Series B Convertible Preferred Stock and a warrant to purchase 3,250,000 shares of Common Stock (the "Warrant"). The Series B Convertible Preferred Stock has a dividend rate of 12% per annum, is convertible at $10 per share, and does not have a mandatory redemption date. The preferred stock dividend is payable quarterly in 195,000 shares of Common Stock for the first four years, subject to certain adjustments based on the market price of the Common Stock at that time. Thereafter, preferred stock dividends will be paid in cash. The Warrant, which is not exercisable for the first two years, has a seven year term and an exercise price of $10 per share. In addition, the Company's Series A Convertible Preferred Stock was redeemed at its face amount plus accrued dividends.

On January 31, 1996, the Company entered into an interim employment agreement (the "Interim Employment Agreement") with Richard E. Snyder, whereby Mr. Snyder became President of the Company. Pursuant to the Interim Employment Agreement, the Company issued 599,465 shares of Common Stock to Mr. Snyder at a price of $8 per share in exchange for a non-recourse note in the amount of the purchase price, secured by a pledge of the shares. Concurrent with the execution of the Agreement, the Interim Employment Agreement was superseded by a five year employment agreement . Under the terms of the new agreement, Mr. Snyder will receive annual compensation of $500,000 and an annual bonus opportunity of up to $1 million. Additionally, on May 8, 1996, Mr. Snyder received options to acquire 1,113,293 shares of the Company's Common Stock at fair value, a one-time special bonus based on the market price of the Company's Common Stock, supplemental retirement benefits, post-retirement medical benefits and certain other benefits. A substantial portion of the costs associated with Mr. Snyder's agreement will be charged to operations in the second quarter of Fiscal 1997.

Prior to the consummation of the Agreement, Mr. Snyder was not directly involved in the Company's business or financial decisions. Consequently, Mr. Snyder is in the process of developing his plans regarding future operations including the evaluation of the performance of Penn Corporation. Such plans will be finalized during Fiscal 1997 and may involve a restructuring of operations which is likely to result in substantial charges to operations or changes in the classification of the Company's assets and liabilities.

PART II       OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a. A Special Meeting of Stockholders of the Company was held on May 8, 1996.

         b.  The following persons were elected as directors of the Company:

                                             SHARES VOTING

INDIVIDUAL                     FOR              WITHHELD            ABSTAIN
- ----------                     ---              --------            -------
Shahara Ahmad-Llewellyn    16,942,448           394,697               --
Barry Diller               16,944,342           392,803               --
Linda L. Janklow           16,941,409           395,736               --
Marshall Rose              16,943,937           393,208               --
Richard E. Snyder          16,947,803           389,342               --
H. Brian Thompson          16,947,937           389,208               --

         c.  Other matters voted upon:

              (1) By a vote of 11,233,988 to 292,147 with 3,675,251
                  abstentions, the Securities Purchase Agreement and the performance by the Company of all transactions and acts on the part of the Company contemplated thereby, including, without limitation, the issuance by the Company and sale to Golden Press Holding, L.L.C., for a cash purchase price of $65 million, of (i) 13,000 shares of the Company's Series B Convertible Preferred Stock, without par value (the "Series B Convertible Preferred Stock"), together with the shares of Common Stock, par value $.01 per share, of the Company (the "Common Stock") issuable upon conversion of the Series B Convertible Preferred Stock and as dividends on the Series B Convertible Preferred Stock, and (ii) a warrant (the "Warrant") to purchase 3,250,000 shares of Common Stock, together with the shares of Common Stock issuable upon the exercise of the Warrant was approved.

              (2) By a vote of 12,994,204 to 652,349 with 3,690,592
                  abstentions, the adoption of several amendments to the Company's 1995 Stock Option Plan was approved.

              (3)  By a vote of 13,455,030  to 175,488 with  3,706,627
                  abstentions, the adoption of the Executive Officer Bonus Plan was approved.

              (4) By a vote of 17,297,828 to 24,398 with 14,919 abstentions, an amendment to Article First of the Company's Amended and Restated Certificate of Incorporation (the "Restated Certificate") to change the name of the Company to "Golden Books Family Entertainment, Inc." was approved.

              (5) By a vote of 13,002,471 to 629,118 with 3,705,556
                  abstentions, an amendment to Article Fourth of the Restated Certificate to increase the authorized number of shares of Common Stock from 40,000,000 shares to 60,000,000 shares was approved.

              (6) By a vote of 8,243,970 to 3,238,232 with 3,719,184
                  abstentions, an amendment to Article Fourth of the Restated Certificate to increase the authorized number of shares of the Company's preferred stock from 100,000 shares to 200,000 shares was not approved.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K:

         a.  Exhibit 15 - Letter re:  unaudited interim financial information.

         b.  Form 8-K - as of May 8, 1996.

                                 Signatures




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.

June 18, 1996                      /s/ Richard E. Snyder
                                   ---------------------
                                   Richard E. Snyder
                                   Chairman  of the Board, President and
                                   Chief Executive Officer


June 18, 1996                      /s/ David R. Haas
                                   -----------------
                                   David R. Haas
                                   Treasurer