Form 10-K405/A
period 1996-02-03
GOLDEN BOOKS FAMILY ENTERTAINMENT INC
filed 1996-06-25
CIK 790706

                                   FORM 10-K/A


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

        [X]AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal year ended February 3, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from ...... to ......

                         Commission file number 0-14399

                     Golden Books Family Entertainment, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    06-1104930
            --------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

850 Third Avenue, New York, New York                       10022
- ---------------------------------------                  ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  212-753-8500

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                               -------------------

                          Common Stock, par value $ .01

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X or No
                                                  ---   ---
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

                  Portions of the Registrant's April 18, 1996 Proxy Statement for the Special Meeting of Stockholders scheduled for May 8, 1996 are incorporated by reference into Part III of Form 10-K.

                  The undersigned Registrant hereby amends Item 14 of its Annual Report on Form 10-K for the fiscal year ended February 3, 1996 to provide in its entirety as follows:

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

                  (a) 1.  Financial Statements.

                  The consolidated financial statements of Golden Books Family Entertainment, Inc. and subsidiaries (formerly Western Publishing Group, Inc. and subsidiaries), which appear on pages F-1 through F-20 of the Company's April 18, 1996 Proxy Statement for the Special Meeting of Stockholders scheduled for May 8, 1996, which is incorporated by reference.

                                                                           Page Reference
                                                                      -----------------------
                                                                          April 18, 1996
                                                                               Proxy
                                                            Form 10-K-A      Statement
                                                            -----------      ---------
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

3.4 Amendment to Certificate of Incorporation of Registrant as approved by a majority of the stockholders at the Annual Meeting of Stockholders held May 17, 1990 (incorporated by reference to Exhibit 3.4 to Registrant's Annual Report on Form 10-K for fiscal year 1991 (the "1991 Form 10-K")).

3.41 Amendment to Certificate of Incorporation of Registrant as approved by a majority of the stockholders at the Annual Meeting of Stockholders held December 19, 1995 (incorporated by reference to Exhibit 3.41 to Registrant's Annual Report on Form 10-K for fiscal year 1996 (the "1996 Form 10-K")).

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

10.25 Amendment No. 1 dated April 5, 1996 to Securities Purchase Agreement (incorporated by reference to Exhibit 10.25 to the 1996 Form 10-K).

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

10.42 Second Amendment of Golden Comprehensive Security Program, as amended and restated, effective January 1, 1993 (incorporated by reference to Exhibit 10.42 to the 1996 Form 10-K).

10.43 Third Amendment of Golden Comprehensive Security Program, as amended and restated, effective January 1, 1993 (incorporated by reference to Exhibit 10.43 to the 1996 Form 10-K).

10.53 Golden Retirement Savings Program, as amended and restated, effective January 1, 1993 (incorporated by reference to Exhibit 10.53 to the 1993 Form 10-K).

10.54 First Amendment of Golden Retirement Savings Program, as amended and restated, effective January 1, 1993 (incorporated by reference to Exhibit 10.54 to the 1995 Form 10-K).

10.55 Second Amendment of Golden Retirement Savings Program, as amended and restated, effective January 1, 1993 (incorporated by reference to Exhibit 10.55 to the 1996 Form 10-K).

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

10.71d Twelfth Amendment of Penn Corporation Comprehensive Security Program, effective January 1, 1994 (incorporated by reference to Exhibit 10.71d to the 1996 Form 10-K).

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

10.74d Sixth Amendment of Beach Products (Division of Penn Corporation) Retirement Savings Program, effective January 1, 1994 (incorporated by reference to Exhibit 10.74d to the 1996 Form 10-K).

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

10.86 Employment Agreement dated as of May 9, 1995 between Western Publishing Group, Inc. and John P. Moore (incorporated by reference to Exhibit
         10.86 to the 1996 Form 10-K).

10.86a Agreement dated February 6, 1996 between Western Publishing Group, Inc. and John P. Moore (incorporated by reference to Exhibit 10.86a to the 1996 Form 10-K).

10.86b Amendment to the Agreement dated February 6, 1996 between Western Publishing Group, Inc. and John P. Moore dated February 7, 1996 (incorporated by reference to Exhibit 10.86b to the 1996 Form 10-K).

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

10.98a First Amendment to Receivables Purchasing Agreement dated as of December 26, 1995, as relates to the Credit Agreement dated as of September 29, 1995 (incorporated by reference to Exhibit 10.98a to the 1996 Form 10-K).

21.1 List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the 1995 Form 10-K).

23.1     Consent of Independent Auditors.

99.1     Financial Statements for the Golden Comprehensive Security Program.

99.2     Financial Statements for the Golden Retirement Savings Program.

99.3     Financial  Statements for the Penn Corporation  Comprehensive  Security
         Program.

99.4     Undertaking   incorporated   by  reference  into  Part  II  of  certain
         registration statements on Form S-8 of the Registrant.

99.5 Proxy Statement dated April 18, 1996 for the Special Meeting of Stockholders scheduled for May 8, 1996, as filed with the Securities and Exchange Commission on April 19, 1996 (incorporated by reference to
         Exhibit 99.5 to the 1996 Form 10-K).

         (b)      Form 8-K as of January 31, 1996.

SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 25, 1996


                                      Golden Books Family Entertainment, Inc.




                                      By:  /s/ RICHARD E. SNYDER
                                           -------------------------------
                                           Richard E. Snyder,
                                           Chairman of the Board, President
                                           and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Signature                                       Title                                    Date
- ---------                                       -----                                    -----

/s/ RICHARD E. SNYDER                           Chairman of the Board, President         June 25, 1996
- -----------------------------                   and Chief Executive Officer
Richard E. Snyder                               (Principal Executive Officer)


/s/ DAVID R. HAAS                               Treasurer                                June 25, 1996
- -----------------------------                   (Principal Financial and
David R. Haas                                   Accounting Officer)


/s/ SHAHARA AHMAD-LLEWELLYN                     Director                                 June 25, 1996
- -----------------------------
Shahara Ahmad-Llewellyn



/s/ BARRY DILLER                                Director                                 June 25, 1996
- -----------------------------
Barry Diller



/s/ LINDA L. JANKLOW                            Director                                 June 25, 1996
- -----------------------------
Linda L. Janklow



/s/ MARSHALL ROSE                               Director                                 June 25, 1996
- -----------------------------
Marshall Rose



/s/ H. BRIAN THOMPSON                           Director                                 June 25, 1996
- -----------------------------
H. Brian Thompson

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



DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
April 2, 1996

WESTERN PUBLISHING GROUP, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED FEBRUARY 3, 1996 (IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                         Allowance for        Allowance
                                                           Doubtful              for
                                                           Accounts            Returns         Total
BALANCES, JANUARY 30, 1993                                $6,929               $ 8,243         $ 15,172

     Additions charged to costs and expenses               5,577                40,951           46,528
     Deductions - amounts written off                     (5,686)              (40,268)         (45,954)
     Other changes - net                                  (2,318)                2,767              449
     Foreign currency conversion                             (11)                  (15)             (26)
                                                          ------                ------           ------

BALANCES, JANUARY 29, 1994                                 4,491                11,678           16,169

     Additions charged to costs and expenses                 472                26,248           26,720
     Deductions - amounts written off                       (885)              (30,442)         (31,327)
     Foreign currency conversion                             (11)                  (12)             (23)
                                                          ------                ------          -------

BALANCES, JANUARY 28, 1995                                 4,067                 7,472           11,539

     Additions charged to costs and expenses               1,440                16,712           18,152
     Deductions - amounts written off                     (2,989)              (19,708)         (22,697)
     Foreign currency conversion                               4                     6               10
                                                          ------               -------          -------

BALANCES, FEBRUARY 3, 1996                               $ 2,522               $ 4,482         $  7,004
                                                         =======               =======         ========

