Form 10-Q/A
period 1996-05-04
GOLDEN BOOKS FAMILY ENTERTAINMENT INC
filed 1996-08-01
CIK 790706

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

                      _____________________

                            FORM 10-Q/A

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   May 4, 1996

                         OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to ____________


Commission file number   0-14399

             Golden Books Family Entertainment, Inc.
       (Exact Name of Registrant as Specified in Charter)


        Delaware                             06-1104930
(State or Other Jurisdiction                (IRS Employer
   of Incorporation)                      Identification No.)


       850 Third Avenue, New York, New York         10022
      (Address of Principal Executive Offices)   (Zip Code)

Registrant's telephone number, including area code:(212) 753-8500

Western Publishing Group, Inc., 444 Madison Avenue, New York, New York 10022
  (Former Name or Former Address, if Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes [ x ]           No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common stock, par value $.01 per share:  21,862,137 shares outstanding as of
                               June 5, 1996.

Note G was added as a Note to the Condensed Consolidated Financial Statements as follows:


Note G --Subsequent Event --Restructuring Plan

      As indicated in Note F, on May 8, 1996 GB Holdings and new management obtained control of the Company. As part of new management's plan to return the Company's core publishing business to profitability and to quickly generate cash in the near term to strategically redeploy, new management has taken a number of strategic actions and accordingly, made decisions with respect to certain businesses and assets.

      New management has determined that Penn Corporation ("Penn"), a wholly-owned subsidiary of the Company, which designs, produces and distributes decorated paper tableware, party accessories, invitations, gift wrap, stationery and giftware, does not fit in with the Company's future strategic direction, and, accordingly, will divest Penn. Therefore, Penn will be classified as an asset held for sale in the Company's second quarter financial statements. In addition, the Company will intensify its efforts to sell its former games facility in Fayetteville, North Carolina, which is closed and is classified as an asset held for sale.

     In addition, new management is in the process of reviewing the Company's current operations with a view to reducing the costs of those operations and creating an operating environment conducive to the pursuit of its new business strategy. As a consequence of this review, which is expected to be completed by the end of fiscal 1997, the Company expects to record substantial write-downs and other charges in fiscal 1997, beginning with the Company's second quarter financial statements. These charges are expected to be primarily non-cash in nature. The Company has decided to discontinue or replace certain product lines and expeditiously liquidate related inventory and other slow-moving inventory. In addition, the Company will take charges associated with its plans to resolve differences with its customers and licensors with a view to mending and improving relationships with them and to resolve certain other legal matters.

     Based upon the determinations made to date in connection with the implementation of its strategic plan, including adjustments in the carrying value of assets held for sale, the Company will record charges of approximately $80 million in its second quarter financial statements (to be reflected in cost of sales, selling, general and administrative expenses and restructuring costs).

                           SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                          GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.



Dated:  July 30, 1996                 By:  /s/ Philip E. Rowley
                                           Philip E. Rowley
                                           Chief Financial Officer and
                                           Executive Vice President

                                                           Exhibit 15



             Independent Accountant's Review Report


Board of Directors
Golden Books Family Entertainment, Inc.

We have reviewed the accompanying condensed consolidated balance sheet, statement of operations and cash flows of Golden Books Family Entertainment, Inc. (formerly Western Publishing Group, Inc.) and subsidiaries as of May 4, 1996, and for the three-month period then ended. These financial statements are the responsibility of the Company's management. The condensed consolidated statement of operations and cash flows of Golden Books Family Entertainment, Inc. and subsidiaries as of April 29, 1995, and for the three-month period then ended were reviewed by other accountants whose report (dated June 12, 1995) stated that they were not aware of any material modifications that should be made to those condensed consolidated statements for them to be in conformity with generally accepted accounting principles.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements at May 4, 1996, and for the three-month period then ended for them to be in conformity with generally accepted accounting principles.

The consolidated balance sheet of Golden Books Family Entertainment, Inc. and subsidiaries as of February 3, 1996, and the related consolidated statement of operations, common stockholders' equity and cash flows for the year then ended (not presented herein) were audited by other auditors whose report (dated April 2, 1996) expressed an unqualified opinion on those consolidated financial statements. The information set forth in the accompanying condensed consolidated balance sheet as of February 3, 1996 has been derived from those consolidated financial statements.


/s/ Ernst & Young LLP

New York, New York
July 30, 1996