Form 10-Q
period 1996-08-03
GOLDEN BOOKS FAMILY ENTERTAINMENT INC
filed 1996-09-17
CIK 790706

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    August 3, 1996

                                      OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number     0-14399

                    GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                           06-1104930

(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)

850 Third Avenue, New York, New York                         10022
- ------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (212) 753-8500
             (Registrant's telephone number, including area code)
            ------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

             Common stock, par value $.01 per share: 25,339,743 shares outstanding as of September 13, 1996.

                    GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.

                               TABLE OF CONTENTS

                                                                       Page
                                                                      Number

PART I       FINANCIAL INFORMATION

 Item 1.     Financial Statements

                    Condensed Consolidated Balance Sheets--              3
                     August 3, 1996 (Unaudited) and
                     February 3, 1996

                    Condensed Consolidated Statements of Operations--    5
                     Three months ended August 3, 1996 and
                     July 29, 1995  (Unaudited)

                    Condensed Consolidated Statements of Operations--    6
                     Six months ended August 3, 1996 and
                     July 29, 1995  (Unaudited)

                    Condensed Consolidated Statements of Cash Flows--    7
                     Six months ended August 3, 1996 and
                     July 29, 1995 (Unaudited)

                    Notes to Condensed Consolidated Financial            9
                     Statements  (Unaudited)

Item 2.      Management's Discussion and Analysis of                    14
                 Financial Condition and Results of Operations

PART II      OTHER INFORMATION

Item 4.      Submission of matters to a vote of security holders        21

Item 6.      Exhibits and reports on Form 8-K                           21

SIGNATURES                                                              24

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share and Per Share Data)
- --------------------------------------------------------------------------------

                                                  AUGUST 3,          FEBRUARY 3,
                                                    1996               1995
ASSETS                                           (Unaudited)
CURRENT ASSETS:
       Cash and cash equivalents                  $   73,894       $   45,223
       Accounts receivable                            43,595           61,033
       Inventories                                    45,264           84,354
       Net assets held for sale and
         other current assets                         33,067           32,413
                                                  ----------       ----------

            Total current assets                     195,820          223,023
                                                   ---------        ---------

OTHER ASSETS                                           6,911           14,429
                                                 -----------       ----------


PROPERTY, PLANT AND EQUIPMENT                        105,392          134,016

     Less accumulated depreciation and
       amortization                                   51,204           58,566
                                                   ---------       ----------

            Total property, plant and equipment       54,188           75,450
                                                  ----------       ----------


IDENTIFIED INTANGIBLES AND COST IN EXCESS
    OF NET ASSETS ACQUIRED (GOODWILL), less
      accumulated amortization of $21,205
      at February 3, 1996                                  0            9,063
                                                  ----------       ----------

                                                   $ 256,919        $ 321,965
                                                   =========        =========




                      See Notes to Condensed Consolidated
                             Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share and Per Share Data)
- --------------------------------------------------------------------------------

                                                                                       AUGUST 3,      FEBRUARY 3,
                                                                                         1996             1995
LIABILITIES AND STOCKHOLDERS' EQUITY                                                 (Unaudited)

CURRENT LIABILITIES:
         Accounts payable                                                              $   9,089        $  19,000
         Accrued compensation and fringe benefits                                          4,720            8,073
         Other current liabilities                                                        28,724           30,641
                                                                                       ---------        ---------

                  Total current liabilities                                               42,533           57,714
                                                                                       ---------        ---------

NONCURRENT LIABILITIES:
         Long-term debt                                                                  149,854          149,845
         Accumulated postretirement benefit obligation                                    28,230           27,572
         Other                                                                            16,728            2,481
                                                                                       ---------       ----------

                  Total noncurrent liabilities                                           194,812          179,898
                                                                                        --------         --------

CONVERTIBLE PREFERRED STOCK - Series A, 20,000
      shares authorized, no par value, 19,970 shares issued and outstanding; at
      mandatory redemption amount                                                                           9,985

STOCKHOLDERS' EQUITY:
         Convertible Preferred Stock - Series B, 13,000 shares authorized, no par value, 13,000 shares issued and
             outstanding; at redemption amount                                            65,000
         Common Stock, $.01 par value, 60,000,000 shares authorized, 22,082,137
             and 21,875,539 shares issued                                                    221              219
         Additional paid in capital                                                       80,623           87,044
         Note receivable from sale of Common Stock                                                         (4,796)
         Retained earnings (deficit)                                                    (121,762)          (3,608)
         Cumulative translation adjustments                                               (1,686)          (1,669)
                                                                                      -----------      -----------
                                                                                          22,396           77,190

         Less cost of Common Stock in treasury - 208,800 shares                            2,822            2,822
                                                                                      ----------       ----------

                  Total stockholders' equity                                              19,574           74,368
                                                                                       ---------        ---------
                                                                                        $256,919         $321,965
                                                                                        ========         ========

                      See Notes to Condensed Consolidated
                             Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except for Per Share Data)
- --------------------------------------------------------------------------------

                                                                                          THREE MONTHS ENDED
                                                                                  -----------------------------------
                                                                                         AUGUST 3,       JULY 29,
                                                                                           1996           1995
                                                                                             (Unaudited)
REVENUES:                                                                              $  66,517         $ 93,391

COSTS AND EXPENSES:
         Cost of sales                                                                    80,032           67,149
         Selling, general and administrative                                              52,741           29,385
         Gain on streamlining plan                                                                         (2,000)
         Restructuring charges                                                            40,680
                                                                                     -----------

                  Total costs and expenses                                               173,453           94,534
                                                                                      ----------       ----------

LOSS BEFORE INTEREST EXPENSE AND PROVISION (BENEFIT) FOR INCOME TAXES
                                                                                        (106,936)          (1,143)

INTEREST EXPENSE, net of interest income of $988 and
    $818, respectively                                                                     1,880            1,983
                                                                                    ------------      -----------

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                                        (108,816)          (3,126)

PROVISION (BENEFIT) FOR INCOME TAXES                                                         574              (85)
                                                                                   -------------     -------------

NET LOSS                                                                               ($109,390)       ($  3,041)
                                                                                       ==========       ==========


LOSS PER COMMON SHARE                                                                     ($5.07)          ($0.15)
                                                                                    =============     ============


WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                                                             22,060           21,025
                                                                                     ===========       ==========

                      See Notes to Condensed Consolidated
                             Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except for Per Share Data)
- -------------------------------------------------------------------------------

                                                                                           SIX MONTHS ENDED
                                                                                  ---------------------------------------
                                                                                      AUGUST 3,             JULY 29,
                                                                                       1996                   1995
                                                                                              (Unaudited)
REVENUES:                                                                             $  134,856       $  178,212

COSTS AND EXPENSES:
         Cost of sales                                                                   131,951          132,747
         Selling, general and administrative                                              75,466           59,485
         Gain on streamlining plan                                                                         (2,000)
         Restructuring charges                                                            40,680
                                                                                     -----------       ----------

                  Total costs and expenses                                               248,097          190,232
                                                                                      ----------       ----------

LOSS BEFORE INTEREST EXPENSE AND PROVISION
    (BENEFIT) FOR INCOME TAXES                                                          (113,241)         (12,020)

INTEREST EXPENSE, net of interest income of $1,535
    and $1,942, respectively                                                               4,391            4,401
                                                                                    ------------     ------------

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                                        (117,632)         (16,421)

PROVISION (BENEFIT) FOR INCOME TAXES                                                         522              (72)
                                                                                   --------------   ---------------

NET LOSS                                                                              $ (118,154)      $  (16,349)
                                                                                      ===========      ===========


LOSS PER COMMON SHARE                                                                $     (5.50)     $     (0.80)
                                                                                     ===========      ============


WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                                                             21,968           21,024
                                                                                      ==========      ===========

                      See Notes to Condensed Consolidated
                             Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
- -------------------------------------------------------------------------------

                                                                                           SIX MONTHS ENDED
                                                                                --------------------------------------
                                                                                      AUGUST 3,        JULY 29,
                                                                                        1996             1995
                                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                     $ (118,154)      $  (16,349)
         Adjustments to reconcile net loss to net
             cash used in operating activities:
                  Depreciation and amortization                                            7,616            7,271
                  Provision for losses on accounts receivable                              1,722              739
                  Gain on streamlining plan                                                                (2,000)
                  Loss (gain) on disposition of plant and equipment                           66             (353)
                  Restructuring charge                                                    40,680
                  Other non-cash charges associated with strategic redirection
                     of the Company                                                       39,449
                  Non-cash compensation expenses                                          12,786
                  Other                                                                      857              449
                  Changes in assets and liabilities:
                     Accounts receivable                                                   5,950             (737)
                     Inventories                                                          11,350           (2,671)
                     Accounts payable                                                     (8,217)             951
                     Accrued compensation and fringe benefits                             (2,013)
                     Other assets and liabilities                                         (5,296)          (9,692)
                                                                                     ------------      -----------

                         Net cash used in operating activities                           (13,204)         (22,392)
                                                                                      -----------       ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
         Deposit on Broadway Video acquisition                                            (5,000)
         Acquisitions of plant and equipment                                              (4,340)          (6,129)
         Proceeds from streamlining plan                                                     642            3,801
         Proceeds from disposition of plant and equipment                                     52              571
         Other                                                                                                350
                                                                                                      -----------
                  Net cash used in investing activities                                   (8,646)          (1,407)
                                                                                       ----------      -----------

                      See Notes to Condensed Consolidated
                             Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
- -------------------------------------------------------------------------------

                                                                                           SIX MONTHS ENDED
                                                                                   -------------------------------------
                                                                                       AUGUST 3,        JULY 29,
                                                                                         1996             1995
                                                                                              (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayments under Credit Agreement                                                              $ (32,000)
         Proceeds from issuance of Preferred Stock-Series B                            $  65,000
         Issuance costs of Preferred Stock-Series B                                       (6,163)
         Redemption of Preferred Stock-Series A                                           (9,985)
         Proceeds from sale of Common Stock                                                2,305               30
         Dividends paid on Preferred Stock                                                  (646)            (424)
                                                                                    -------------    -------------
                  Net cash provided by (used in) financing activities                     50,511          (32,394)
                                                                                      ----------       -----------

EFFECT OF EXCHANGE RATE CHANGES
    ON CASH                                                                                   10               17
                                                                                   -------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                                           28,671          (56,176)

CASH AND CASH EQUIVALENTS, BEGINNING
    OF PERIOD                                                                             45,223           85,406
                                                                                      ----------       ----------

CASH AND CASH EQUIVALENTS, END
    OF PERIOD                                                                          $  73,894        $  29,230
                                                                                       =========        =========


SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
         Cash paid (received) during the period for:
             Interest                                                                  $   5,817        $   6,091
             Income taxes, net of refunds received                                     $    (154)       $  (5,147)


                      See Notes to Condensed Consolidated
                             Financial Statements

           GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - Basis of Presentation

As more fully described in Note C - Change in Control and Strategic Direction of Registrant, the financial statements for the three month and six month periods ended August 3, 1996 include restructuring and other charges aggregating $96.3 million, which consists of (i) $16.2 million in connection with the sale of a significant equity interest in Golden Books Family Entertainment, Inc. (formerly Western Publishing Group, Inc.) (the "Company") to Golden Press Holding LLC, a Delaware limited liability company owned by Richard E. Snyder, Barry Diller and Warburg, Pincus Ventures, L.P. ("GP Holding") (the "GPH Transaction"), and (ii) $80.1 million in connection with the implementation by the Company of its strategic plan to return its core business to profitability and to redeploy assets.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. The business of the Company in general is seasonal and depends to a significant extent on the Christmas selling season, resulting in a disproportionately higher percentage of revenues in the Company's third fiscal quarter.

In connection with the transactions described below in Note C, and as approved by the requisite vote of the Company's stockholders, the name of the Company was changed from Western Publishing Group, Inc. to Golden Books Family Entertainment, Inc. In addition, the name of Western Publishing Company, Inc., the principal operating subsidiary of the Company ("WPC"), was changed to Golden Books Publishing Company, Inc. ("Golden Books Publishing").

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of August 3, 1996 and the results of operations for the three month and six month periods ended August 3, 1996 and July 29, 1995 and cash flows for the six month periods ended August 3, 1996 and July 29, 1995. Certain reclassifications have been made in the prior year financial statements to conform with the current year presentation. These financial statements should be read in conjunction with the consolidated financial statements of the Company contained in the Company's Form 10-K for the year ended February 3, 1996.


NOTE B - Inventories

Inventories consisted of the following:

                                             AUGUST 3 ,       FEBRUARY 3,
                                               1996             1996
                                                  (IN THOUSANDS)

         Raw materials                     $      9,202    $      10,877
         Work in process                          5,146           13,014
         Finished goods                          30,916           60,463
                                           -------------   -------------
                                           $     45,264    $      84,354
                                           ============    =============

NOTE C - Change in Control and Strategic Direction of Registrant

Control of Registrant

On May 8, 1996, the Company completed the sale of a significant equity interest to GP Holding. The Company issued to GP Holding, for an aggregate purchase price of $65,000,000, (i) 13,000 shares of the Company's Series B Convertible Preferred Stock, no par value (the "Series B Preferred Stock"), each of which shares is convertible into shares of the Company's common stock, par value $.01 per share ("Common Stock"), at an initial conversion price of $10 per share, and (ii) a warrant to purchase 3,250,000 shares of Common Stock at an initial exercise price of $10 per share. Net proceeds associated with the transaction were $58.8 million, after giving effect to $6.2 million of transaction costs. Net proceeds were partially used to retire approximately $10 million of Series A Preferred Stock, no par value (the "Series A Preferred Stock"), at its face amount plus $.7 million of related accrued dividends, in addition to payments of $3.4 million for severance and transition costs.

On January 31, 1996, the Company entered into an interim employment agreement (the "Interim Employment Agreement") with Richard E. Snyder, whereby Mr. Snyder became President of the Company. Pursuant to the Interim Employment Agreement, the Company issued 599,465 shares of Common Stock (the "Snyder Incentive Stock") to Mr. Snyder at a price of $8 per share in exchange for a non-recourse note in the amount of the purchase price secured by a pledge of the shares. On May 8, 1996, the Interim Employment Agreement was superseded by a five year employment agreement (the "Employment Agreement"). Under the terms of the Employment Agreement, Mr. Snyder is entitled to receive annual compensation of $500,000 and an opportunity to earn bonuses of up to $1 million each year. Additionally, on May 8, 1996, Mr. Snyder received options to acquire 1,113,293 shares of Common Stock at a price of $12.81 per share (the "Snyder Option"), special bonuses based on the market price of the Common Stock, supplemental retirement benefits, post-retirement medical benefits and certain other benefits. Accordingly, in the second quarter of fiscal 1997, $12.8 million of costs associated with the Employment Agreement were charged to operations.

Strategic Direction of Registrant

As part of new management's plan to return the Company's core publishing business to profitability and to redeploy assets, new management has taken a number of strategic actions and, accordingly, made decisions with respect to certain of the Company's assets.

New management has determined that Penn Corporation ("Penn"), a wholly owned subsidiary of the Company that designs, produces and distributes decorated paper tableware, party accessories and giftware, does not fit the Company's future strategic direction and, accordingly, will divest Penn. Penn's net assets have been classified as a net asset held for sale in the second quarter financial statements (see Note E).

In addition, new management is in the process of reviewing the Company's operations with a view to reducing the costs of those operations and creating an operating environment conducive to the pursuit of its new business strategy. The Company expects to complete the review by the end of fiscal 1997. As a consequence of this review and the decision to sell Penn, the Company recorded writedowns and other charges in the second quarter financial statements totaling $80.1 million (in addition to charges of $16.2 million in connection with the sale of a significant equity interest to GP Holding) as follows: (i) a restructuring charge totaling $40.7 million pertaining to a $30.1 million writedown of the net assets of Penn to net realizable value, a $3.0 million reduction in the net realizable value of the Company's Fayetteville facility and $7.6 million in costs associated with the termination of certain customer program initiatives; (ii) a cost of sales adjustment of $25.0 million comprised of $17.6 million of costs pertaining to the Company's decision to discontinue or replace certain product lines and expeditiously liquidate related inventory and slow moving product and $7.4 million of other inventory related costs, consisting primarily of licensor and prepublication costs, (iii) a selling, general and administrative charge of $11.0 million relating to costs associated with management's revised plans to resolve certain legal and contractual matters; and

(iv) adjustments to revenue totaling $3.4 million to establish reserves in connection with the Company's plans to resolve differences with customers with a view toward mending and improving the Company's relationships with its customers.

The Company expects to record additional writedowns and other charges in fiscal 1997, which may be substantial.

Note D - Corporate Reorganization

On May 8, 1996, the Company effected a reorganization of certain of its subsidiaries (the "Reorganization"). First, the Company conveyed to Golden Books, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("GB"), (x) all of the issued and outstanding shares of capital stock of Penn and (y) all of the issued and outstanding shares of capital stock of WPC. Immediately thereafter, the Company caused GB to merge with and into WPC. In connection with the Reorganization, the Company, WPC and GB entered into a First Supplemental Indenture, dated as of May 8, 1996, with Marine Midland Bank, a New York banking and trust company, as Successor Trustee, pursuant to which WPC (the name of which was subsequently changed to Golden Books Publishing Company, Inc.) was substituted for the Company as the obligor with respect to the 7.65% Senior Notes due 2002 originally issued by the Company.

NOTE E -  Net Assets Held for Sale

During fiscal 1995, prior management adopted a plan designed to improve the Company's competitive position and reduce its cost structure through the sale, divestiture, consolidation or phase out of certain operations, properties and products and a workforce reduction. As of August 3, 1996, net assets held for sale and other current assets include the Company's Fayetteville facility, which was closed in conjunction with the sale of the Company's game and puzzle business. A $3.0 million revision to the net realizable value of this facility was recorded in the second quarter of fiscal 1997.

As discussed in Note C, during the second quarter, management decided to divest Penn. Accordingly, in the second quarter of fiscal 1997, the Company recorded a restructuring charge of $30.1 million to reflect the writedown of Penn's assets to net realizable value. In the second quarter financial statements, Penn's net assets have been classified as a net asset held for sale and other current assets. Penn's operations for the three and six months ended August 3, 1996 and July 29, 1995 were as follows (in thousands of dollars):

                                                    3 Months Ended                   6 Months Ended
                                                  -------------------              -------------------
                                               August 3,       July 29,          August 3,        July 29,
                                                 1996            1995               1996            1995
     Revenues                             $    11,024         $ 14,097          $   23,736      $    30,700

     Gross profit                               1,005            3,366               4,255            7,877

     Loss before interest expense
       and provision for income taxes     $    (1,433)        $   (400)         $   (1,766)     $       (90)


NOTE F - Stockholders' Equity

On May 8, 1996, pursuant to the sale of a significant equity interest in the Company to GP Holding, and the requisite vote of the stockholders of the Company (see Note C), an amendment to increase the authorized number of shares of Common Stock from 40,000,000 shares to 60,000,000 shares was approved and an amendment to increase the number of shares of Common Stock available under the 1995 Stock Option Plan from 750,000 shares to 2,250,000 shares was approved.

During the period from February 4, 1996 through September 17, 1996, the Company granted to its directors and employees options to purchase, in the aggregate, 2,626,089 shares of Common Stock of the Company. Such options are exercisable at the fair market value of the Common Stock on the date of grant (or, in the case of the anti-dilution adjustment to Richard E. Snyder's options, the date of the initial grant) and are exercisable beginning between one and five years following such date and expire between seven and ten years following such date, in each case, depending upon the particular option grant.

NOTE G - Loss Per Common Share

Loss per common share was computed as follows:

                                                       Three months ended                   Six months ended
                                                       ------------------                   ----------------
                                                         August 3,      July 29,            August 3,   July 29,
                                                            1996         1995                 1996         1995
                                                                (in thousands except for per share data)
     Net loss                                      $   (109,390)     $   (3,041)    $   (118,154)    $    (16,349)

     Preferred dividend requirements                     (2,349)           (212)          (2,561)            (424)
                                                   -------------     -----------    -------------    -------------

     Loss applicable to common stock                  $(111,739)     $   (3,253)       $(120,715)    $    (16,773)
                                                      ==========     ===========       ==========    =============

     Weighted average common shares
         outstanding                                     22,060          21,025           21,968           21,024
                                                   =============     ===========    =============    =============

     Loss per common share                         $      (5.07)     $    (0.15)    $      (5.50)    $      (0.80)
                                                   =============     ===========    =============    =============


NOTE  H - Subsequent Events

On August 20, 1996, the Company raised $100 million through a private placement of convertible Trust Originated Preferred Securities (the "Preferred Securities") under Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Preferred Securities were issued by Golden Books Financing Trust (the "Trust"), a Delaware business trust financing vehicle. The Company owns all of the common securities of the Trust. On September 9, 1996, the Company raised an additional $15 million pursuant to an overallotment option granted with respect to the $100 million offering. The net proceeds of such offering (including the overallotment option), after commissions and expenses, were $110.75 million. The Preferred Securities pay quarterly distributions at an annual distribution rate of 8 3/4% (subject to any deferral by the Company and Golden Books Publishing), have an aggregate liquidation preference of $115 million and are convertible at the option of their holders into convertible debentures of the Company and Golden Books Publishing, which are immediately convertible into Common Stock at an initial conversion price of $13.00 per share.

On August 20, 1996, pursuant to an Asset Purchase Agreement, dated as of July 30, 1996, among Broadway Video Entertainment, L.P., Broadway Video Enterprises, Inc., Lone Ranger Music, Inc., Palladium Limited Partnership (collectively "BVELP"), the Company and certain of the Company's subsidiaries. the Company acquired, among other things, substantially all of BVELP's television and film library properties, and assumed payables and all liabilities incurred in connection with the exploitation of such assets after the closing, for an aggregate purchase price of approximately $81 million in cash and $10 million in Common Stock (901,408 shares), as provided for in the Asset Purchase Agreement (the "Broadway Video Acquisition"). The Broadway Video Acquisition will be accounted under the purchase method of accounting.

On September 6, 1996, the Company completed the sale to H C Crown Corp., a wholly owned subsidiary of Hallmark Cards Incorporated ("Hallmark"), of 2,356,198 shares of Common Stock for approximately $25 million (the "Hallmark Transaction"). The sale represented the completion of the first step in the Company's strategic relationship with Hallmark. The Company and Hallmark are discussing a further $25 million investment by Hallmark in Common Stock and the terms of their strategic alliance and anticipate finalizing these arrangements by year-end.

In connection with the Preferred Securities offering, the Broadway Video Acquisition and the Hallmark Transaction, in accordance with the anti-dilution provision of Richard E. Snyder's Employment Agreement, the Company issued 84,967 additional shares of Snyder Incentive Stock, increased by 157,796 the number of shares exercisable under the Snyder Option and adjusted the special bonuses provided for in the Employment Agreement (see Note C). This will result in an additional charge of approximately $1.5 million in the third quarter of fiscal 1997.

On August 14, 1996, the Company entered into an agreement with FUTECH Educational Products, Inc. ("FUTECH"), pursuant to which the Company was granted certain rights with respect to FUTECH's exclusive "talking pages" technology, which the Company believes will replace that which is currently used in its traditional Sight & Sound products. The Company's initial capital contribution pursuant to such agreement totaled $2 million.

Unaudited pro forma results from operations, as if the above transactions had occurred at the beginning of each respective period, are as follows:

                                             6 Months Ended
                                           -------------------
                                           August 3,       July 29,
                                              1996           1995
                                   (In thousands, except per share amounts)

Revenues                              $  142,125         $ 183,845

Net Loss                              $ (124,327)        $ (21,233)

Loss per common share                 $    (4.91)        $   (1.04)


In addition, as result of the above transactions, the Company had, on a pro forma basis, cash of approximately $129 million.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

GENERAL AND SHIFT IN BUSINESS STRATEGY
- --------------------------------------

Certain of the matters discussed in this Item may constitute forward-looking statements within the meaning of Section 7A of the Securities Act and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

The following discussion should be read in conjunction with the unaudited consolidated statements of the Company for the three and six months ended August 3, 1996 and July 29, 1995 and the related notes thereto.

The Company is the largest publisher of children's books in the North American retail market. The Company creates, publishes and markets an extensive range of children's entertainment products, including "Little Golden Books" and other storybooks, coloring/activity books, electronic storybooks, puzzles, educational workbooks, reference books and novelty book formats. The Company has published its flagship product line, "Little Golden Books," for over 50 years.

On May 8, 1996, GP Holding, an investment vehicle formed by Warburg, Pincus Ventures, L.P., Richard E. Snyder, and Barry Diller, invested $65 million in the Company. At that time, the Company's name was changed from Western Publishing Group, Inc. to Golden Books Family Entertainment, Inc. and Mr. Snyder, the former Chairman and Chief Executive Officer of Simon & Schuster, was appointed Chairman and Chief Executive Officer of the Company.

Since May 8, 1996, Mr. Snyder has assembled a new management team. Mr. Snyder and his management team are implementing a new business strategy to build a leading family entertainment company that creates, publishes and licenses children's entertainment products. The Company intends to build on the Company's position as a leader in the children's publishing market, utilizing the strength of the Golden Books brand to provide family-oriented content through multiple media.

As part of management's plan to return the Company's core publishing business to profitability and to redeploy assets, new management has taken a number of strategic actions and, accordingly, made decisions with respect to certain of the Company's assets.

New management has determined that Penn, a wholly owned subsidiary of the Company that designs, produces and distributes decorated paper tableware, party accessories and giftware, does not fit the Company's future strategic direction and, accordingly, will divest Penn. Penn's net assets have been classified as a net asset held for sale and other current assets in the Company's second quarter financial statements.

In addition, new management is in the process of reviewing the Company's operations with a view to reducing the costs of those operations and creating an operating environment conducive to the pursuit of its new business strategy. The Company expects to complete the review by the end of fiscal 1997. As a consequence of this review, the Company recorded writedowns and other charges in its second quarter financial statements totaling $80.1 million (in addition to charges of $16.2 million in connection with the sale of a significant equity interest to GP Holding) as follows: (i) a restructuring charge totaling $40.7 million pertaining to a $30.1 million writedown of the net assets of Penn to net realizable value, a $3.0 million reduction in the net realizable value of the Company's Fayetteville facility and $7.6 million in costs associated with the termination of certain customer program initiatives; (ii) a cost of sales adjustment of $25.0 million comprised of $17.6 million of costs pertaining to the Company's decision to discontinue or replace certain product lines and expeditiously liquidate related inventory and slow moving product and $7.4 million of other inventory related costs, consisting primarily of licensor and prepublication costs, (iii) a selling, general and administrative charge of $11.0 million relating to costs associated with management's revised plans to resolve certain legal and contractual matters; and (iv) adjustments to revenue totaling $3.4 million to establish reserves in connection with the Company's plans to resolve differences with customers with a view toward mending and improving the Company's relationships with its customers.

The Company expects to record additional writedowns and other charges in fiscal 1997, which may be substantial.

The Company's return to profitability is dependent in part on the successful implementation of management's new strategy. If the new strategy is successful, the Company still does not expect to generate positive net income until fiscal 1999 at the earliest.

THREE AND SIX MONTHS ENDED AUGUST 3, 1996 COMPARED TO THREE AND SIX MONTHS ENDED JULY 29, 1995

As more fully discussed below, the financial statements of the Company for the three month and six month periods ended August 3, 1996 include restructuring and other charges aggregating $96.3 million, which consist of (i) $16.2 million in connection with the sale of a significant equity interest to GP Holding and (ii) $80.1 million in connection with the Company's implementation of its strategic plan to return its core business to profitability and to redeploy assets.

Historically, the Company has reported operating results under two segments:
(i) the Consumer Products Segment and (ii) the Commercial Products Segment. The Consumer Products Segment includes Children's Publishing operations and Penn. The Commercial Products Segment includes the Commercial Printing Division. Children's Publishing operations have been reorganized along the following categories: Classic Format; Electronic Storybooks and CD-ROM; Education and Reference; and Trade and Novelty Products. In addition, a new Adult Publishing category has been established.

Revenues

Revenues for the quarter ended August 3, 1996 decreased $26.8 million (28.8%) to $66.5 million, as compared to $93.3 million for the quarter ended July 29, 1995, and decreased $43.3 million (24.3%) to $134.9 million for the six months ended August 3, 1996, as compared to $178.2 million for the six months ended July 29, 1995. $3.4 million of the three and six month reduction in revenues related to reserves established to resolve differences with customers with a view toward mending and improving the Company's relationships with its customers. The remaining $23.4 million reduction for the three months ended August 3, 1996 (before giving effect to the $3.4 million reserve adjustment) consisted of a reduction of $24.8 million (31.0%) in Consumer Products Segment revenues to $54.8 million from $79.6 million for the three months ended July 29, 1995, which was partially offset by a $1.4 million (9.8%) increase in Commercial Products Segment revenues to $15.1 million from $13.7 million for the three months ended July 29, 1995. The $39.9 million reduction for the six months ended August 3, 1996 (before giving effect to the $3.4 million reserve adjustment) consisted of a reduction of $40.8 million (27.3%) in Consumer Products Segment revenues to $108.9 million from $149.7 million for the six months ended July 29, 1995, which was partially offset by a $.9 million (3.0%) increase in Commercial Products Segment revenues to $29.4 million from $28.5 million for the six months ended July 29, 1995.

The $24.8 million Consumer Products Segment decrease (before giving effect to the $3.4 million reserve adjustment) for the quarter ended August 3, 1996 was comprised of a $22.9 million decrease in Children's Publishing revenues and a $3.1 million decrease in revenues from Penn, which was in part offset by a $1.2 million (189.0%) increase in other revenues, including revenues from Adult Publishing. The $40.8 million Consumer Products Segment revenue decrease (before giving effect to the $3.4 million reserve adjustment) for the six months ended August 4, 1996 was comprised of a $34.6 million (29.6%) decrease in Children's Publishing revenues and a $7.0 million (22.7%) decrease in revenues from Penn, which was offset in part by a $.8 million (40.4%) increase in other revenues, including revenues from Adult Publishing. The three and six month decreases in Children's

Publishing revenues consisted of broad based category declines arising from
(i) the discontinuation of the sourcing and sale of third party ("guest") publisher product for Storyland locations at Wal Mart, as the previously announced decision to return the operation of the program to Wal Mart management was implemented at the beginning of the fiscal year, (ii) volume reductions arising from resistance from mass retailers to price increases that the Company implemented beginning in the first quarter of fiscal 1997, (iii) the continuing decline in sales of the Company's interactive electronic storybooks due to competitive factors, limited new product introductions and price reductions implemented on certain of the Company's mature formats and
(iv) the decline in sales of the Company's international operations, which primarily resulted from product utilizing licenses associated with major motion pictures released in fiscal 1996 and certain new character licenses not having the consumer acceptance or longevity of prior years' products. The three and six month declines in Penn's revenues were due to a combination of the declining popularity of products utilizing licensed characters released in prior years, the success of new products introduced by competitors and the impending loss of a significant license at the end of fiscal 1996.

Commercial Products Segment revenues, which are comprised of creative, printing and publishing services to third parties, increased $1.4 million (9.8%) to $15.1 million, as compared to $13.7 million for the three months ended July 29, 1995, and $.9 million (3.0%) to $29.4 million, as compared to $28.5 million for the six months ended July 29, 1995. The increase for the second quarter was due to growth in the educational kit business while the six month increase was due to growth in the Custom Publishing market.

Gross Profit

Gross profit, before consideration of $28.4 million of revenue and cost of sales adjustments described above, decreased $11.5 million (43.7%) to $14.7 million for the quarter ended August 3, 1996, as compared to $26.2 million for the quarter ended July 29, 1995. For the six months ended August 3, 1996, gross profit, before consideration of $28.4 million of revenue and cost of sales adjustments described above, decreased $14.2 million (31.4%) to $31.2 million, as compared to $45.4 million for the six months ended July 29, 1995. The $11.5 million reduction in gross profit for the three months ended August 3, 1996 consisted of an $11.6 million (47.6%) reduction in Consumer Products Segment gross profit to $12.8 million from $24.4 million for the three months ended July 29, 1995, which was offset by a $.1 million increase in gross profit of the Commercial Products Segment to $1.9 million from $1.8 million for the three months ended July 29, 1995. The $14.2 million reduction in gross profit for the six months ended August 3, 1996 consisted of a $13.9 million (33.7%) decrease in Consumer Products Segment gross profit to $27.5 million from $41.4 million for the three months ended July 29, 1995, combined with a $.3 million (8.0%) decrease in gross profit of the Commercial Products Segment to $3.7 million from $4.0 million for the six months ended July 29, 1995. As a percentage of revenues, gross profit margin, before consideration of $28.4 million of revenue and cost of sales adjustments described above, decreased to 21.1% and 22.6% for the quarter and six months ended August 3, 1996 from 28.1% and 25.5% for the quarter and six months ended July 29, 1995.

The $11.6 million decrease in Consumer Products Segment gross profit, before the revenue and cost of sales adjustments of $28.4 million previously discussed, for the three months ended August 3, 1996 consisted of a $9.3 million (46.3%) decrease in Children's Publishing gross profit to $10.8 million from $20.1 million for the three months ended July 29, 1995 and a $2.3 million (70.1%) decrease in Penn gross profit to $1.0 million from $3.3 million. The $13.9 million reduction in Consumer Products Segment gross profit, before the revenue and cost of sales adjustments of $28.4 million previously discussed, for the six months ended August 3, 1996 consisted of a $9.8 million (30.8%) decrease in Children's Publishing gross profit to $22.0 million from $31.8 million for the six months ended July 29, 1995, a $3.6 million (46.0%) decrease in Penn gross profit to $4.3 million from $7.9 million for the six months ended July 29, 1995 and a $.5 million (30.0%) reduction in miscellaneous gross profit, to $1.2 million from $1.7 million for the six months ended July 29, 1995. As a percentage of revenues, the Consumer Products Segment gross profit margin, before the $28.4 million revenue and cost of sales adjustments previously discussed, decreased to 23.3% and 25.2 % for the three and six months ended August 3, 1996, as compared to 30.7% and 27.7% for the three and six months ended July 29, 1995. As a percentage of revenues, the Children's

Publishing gross profit margin, before the $28.4 million revenue and cost of sales adjustments previously discussed, decreased to 25.6% and 26.7 % for the three and six months ended August 3, 1996, as compared to 30.9% and 27.2% for the three and six months ended July 29, 1995. As a percentage of revenues, Penn's gross profit margin decreased to 9.1% and 17.9 % for the three and six months ended August 3, 1996, as compared to 23.9% and 25.6% for the three and six months ended July 29, 1995. The decrease in gross profit and gross profit margin in Children's Publishing was comprised of cost increases related to increases in licensor sales costs and unabsorbed fixed costs associated with significant volume reductions, which were partially offset by price increases and lower product returns. The decreases at Penn were due to the adverse impact of the revenue declines previously discussed.

In the Commercial Products Segment, the gross profit margin for printing services decreased to 13.1% and 12.7% for the second quarter and first six months of fiscal 1997, compared to 13.3% and 14.2% for the second quarter and first six months of fiscal 1996. The decrease for the quarter ended August 3, 1996 was a result of a change in the mix of printing business. The six months decrease was primarily due to unfavorable manufacturing variances.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, before consideration of $11.0 million of charges relating to costs associated with management's plans to resolve certain legal and contractual matters and $16.2 million of expenses related to the acquisition of an equity interest by GP Holding, decreased $3.9 million to $25.5 million from $29.4 million for the three months ended July 29, 1995 and $11.2 million to $48.3 million from $59.5 million for the six months ended July 29, 1995. These decreases were primarily the result of significant reductions in employee expenses attributable to the Company's workforce reduction initiative, which included a significant sales and merchandising force reorganization, completed in January 1996. In addition, sales promotion costs, including costs of corrugated displays, sell sheets and co-operative advertising, declined as overall volume declines were experienced. The $16.2 million of costs pertaining to the equity investment by GP Holding included $3.4 million for severance and transition costs and $12.8 million of costs related to the Employment Agreement. The decreases in selling, general and administrative expenses experienced in the first six months of fiscal 1997 may not be as great in the second half of fiscal 1997 due to the anticipated incurrence of additional expenses in the second half of the fiscal year attributable to retaining new management and other upgrading measures relating to the Company's new strategy.

Interest Expense, net

Interest expense, before consideration of interest income, for the second quarter of fiscal 1997 increased $.1 million to $2.9 million, as compared to $2.8 million for the second quarter of fiscal 1996, and for the first six months of fiscal 1997 decreased $.4 million to $5.9 million, as compared to $6.3 million for the first six months of fiscal 1996. The decrease in interest expense for the first six months of fiscal 1997 was due to lower average debt outstanding, as the Company repaid all outstanding notes under it Revolving Credit Agreement during the first quarter of fiscal 1996, and lower interest rates during the first six months of fiscal 1997. Total average outstanding debt decreased to $149.8 million for the six months ended August 3, 1997 from $155.9 million for the comparable fiscal 1996 period (see Financial Condition, Liquidity and Capital Resources), while average interest rates decreased to 7.9% for such fiscal 1997 period, as compared to 8.2% for the comparable fiscal 1996 period. The decrease in average interest rates resulted primarily from changes in the composition of the average debt outstanding.

Interest income for the three months ended August 3, 1997 increased $.2 million to $1.0 million from $.8 million for the comparable period in fiscal 1996 and decreased $.4 million for the six months ended August 3, 1997 to $1.5 million from $1.9 million for the comparable period in fiscal 1996. The decrease resulted from a combination of a decline in the amount of cash available for investment and a decline in average interest rates.

Income Taxes

The Company does not anticipate any significant provision or benefit for income taxes in fiscal 1997. As such, operations for the first and second quarters do not include an income tax benefit from domestic operations as no tax benefit was provided on operating losses. Profitable operating results in subsequent periods will benefit from an income tax rate which will be lower than the statutory rate due to the reinstatement of deferred tax assets for which a valuation allowance was established. The provision for the three and six months ended August 3, 1996 pertained principally to anticipated resolution of outstanding issues from prior years.

Net Loss

The net loss for the quarter ended August 3, 1996 was $109.4 million, or $5.07 per common share, compared to a net loss of $3.0 million, or $.15 per common share, for the quarter ended July 29, 1995. The net loss for the six months ended August 3, 1996 was $118.2 million, or $5.50 per common share, compared to a net loss of $16.4 million, or $.80 per common share, for the six months ended July 29, 1995. Results for the three and six month periods ended August 3, 1996 included restructuring and other charges aggregating $96.3 million, as previously discussed. The operations for the six months ended August 3, 1996 reflect the normal seasonality of the Company's business. A disproportionate percentage of the Company's revenues historically have been attributable to the third fiscal quarter due to the disproportionate share of Children's Publishing products that are shipped to the Company's customers in anticipation of the holiday selling season.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Operations for the six months ended August 3, 1996, excluding non-cash charges for restructuring and other charges totaling $80.1 million, non-cash compensation expenses of $12.8 million, depreciation, amortization, provision for losses on accounts receivable and other non-cash charges, utilized cash of approximately $15.0 million. Operations for the six months ended July 29, 1995, excluding the streamlining plan gain, non-cash charges for depreciation, amortization and the provision for losses on accounts receivable, utilized cash of approximately $10.2 million. During the six months ended August 3, 1996 and July 29, 1995, other changes in assets and liabilities resulting from operating activities generated cash of $1.8 million and utilized cash of $12.2 million, respectively, resulting in net cash used in operating activities of $13.2 million and $22.4 million, respectively. Acquisitions of property, plant and equipment were $4.3 million during the six months ended August 3, 1996, as compared to $6.1 million during the six months ended July 29, 1995. Capital expenditures for the six months ended August 3, 1996 included costs associated with the completion of the acquisition of a five unit web press and conveyoring equipment for the Company's distribution centers. In addition, during the second quarter of fiscal 1996, the Company commenced a facility expansion of its paper tableware and party goods operations in Kalamazoo, Michigan, which was completed in fiscal 1997 at a cost of $5.1 million, $1.5 million of which was expended during the first two quarters of fiscal 1997.

Working capital at August 3, 1996 was $153.3 million, as compared to $165.3 million at February 3, 1996. The decrease resulted from the Company's investment in property, plant and equipment and the funding requirements for its operations during the first half of fiscal 1997.

The Company believes that, based on the carrying value of both the assets held for sale and the inventory to be discontinued or replaced in connection with the Company's strategic actions, it will realize cash proceeds in excess of $30 million dollars on the sale of these assets. Such proceeds and cash attributable to the Company's cost savings will be used in connection with the Company's change in strategic focus and other strategic measures.

During the year ended February 3, 1996, Golden Books Publishing entered into an extendible one-year Receivables Purchasing Agreement, which includes a letter of credit facility, with a financial institution providing for the sale of certain trade accounts receivable on a non-recourse revolving basis, up to a maximum of $62.5 million outstanding at any one time. As of the end of the second quarter of fiscal 1997, there were no trade accounts receivable outstanding under this program.

Equity Investment

On May 8, 1996, the Company completed the GPH Transaction. GP Holding invested $65 million of cash in the Company in exchange for 13,000 shares of newly-issued shares of Series B Preferred Stock and a warrant to purchase 3,250,000 shares of Common Stock (the "Warrant"). The Series B Preferred Stock has a dividend rate of 12% per annum, is convertible into Common Stock at an initial conversion price of $10 per share and does not have a mandatory redemption date. Through May 8, 2000, the Series B Preferred Stock quarterly dividend is payable in lieu of cash with 195,000 shares of Common Stock, subject to certain adjustments based on the market price of the Common Stock at the time that the dividend is paid. Thereafter, Series B Preferred Stock dividends will be paid in cash. The Warrant, which is not exercisable for the first two years following issuance, has a seven year term and an initial exercise price of $10 per share. In connection with the GPH Transaction, the Company's Series A Preferred Stock was redeemed at its face amount plus accrued dividends.

Offering of Preferred Securities

On August 20, 1996, the Company raised $100 million through a private placement of Preferred Securities under Rule 144A under the Securities Act . The Preferred Securities were issued by the Trust, a Delaware business trust financing vehicle. The Company owns all of the common securities of the Trust. On September 9, 1996, the Company raised an additional $15 million pursuant to an overallotment option granted with respect to the $100 million offering. The net proceeds of such offering (including the over-allotment option), after commissions and expenses, were $110.75 million. The Preferred Securities pay quarterly distributions at an annual distribution rate of 8 3/4% (subject to any deferral by the Company and Golden Books Publishing), have an aggregate liquidation preference of $115 million and are convertible at the option of their holders into convertible debentures of the Company and Golden Books Publishing, which are immediately convertible into Common Stock of the Company at an initial conversion price of $13.00 per share.

Acquisition of Broadway Video Entertainment Assets

On August 20, 1996, pursuant to an Asset Purchase Agreement, dated as of July 30, 1996, among BVELP, the Company and certain of the Company's subsidiaries, the Company acquired, among other things, substantially all of BVELP's television and film library properties, and assumed payables and all liabilities incurred in connection with the exploitation of such assets after the closing, for an aggregate purchase price of approximately $81 million in cash and $10 million in Common Stock (901,408 shares), as provided for in the Asset Purchase Agreement. The Broadway Video Acquisition will be accounted under the purchase method of accounting.

Strategic Alliance with Hallmark

On September 6, 1996, the Company completed the sale to H C Crown Corp., a wholly owned subsidiary of Hallmark, of 2,356,198 shares of Common Stock for approximately $25 million. The sale represented the completion of the first step in the Company's strategic relationship with Hallmark. The Company and Hallmark are discussing a further $25 million investment by Hallmark in Common Stock and the terms of their strategic alliance and anticipate finalizing these arrangements by year-end.

FUTECH Agreement

On August 14, 1996, the Company entered into an agreement with FUTECH, pursuant to which the Company was granted certain rights with respect to FUTECH's exclusive "talking pages" technology, which the Company believes will replace that which is currently used in its traditional Sight & Sound products. The Company's initial capital contribution pursuant to such agreement totaled $2 million.

The Company had approximately $129 million in cash, after giving pro forma effect to the offering of the Preferred Securities, the Broadway Video Acquisition, the Hallmark Transaction and the execution and delivery of the FUTECH agreement. The Company believes that it will have sufficient funds to meet its debt service obligations, to fund working capital needs for the foreseeable future or to pursue strategic opportunities, including acquisitions and joint ventures. There can, however, be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that adequate capital will be available on terms acceptable to the Company.

PART II       OTHER  INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders of the Company was held on May 8, 1996. The information required to be provided by this Item in respect of such meeting was previously furnished in Item 4 of the Company's Quarterly Report on Form 10-Q for the quarter ended May 4, 1996.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                       (a)      Exhibits:

Exhibit Number         Description

       3.1 Amendment to Certificate of Incorporation of Golden Books Family Entertainment, Inc. as approved by a majority of the stockholders at the Annual Meeting of Stockholders held May 8, 1996 (Incorporated by reference to Appendix VIII of the Proxy Statement of Golden Books Family Entertainment, Inc., dated April 18, 1996, for the Special Meeting of Stockholders held on May 8, 1996)

       3.2 Certificate of Designation of Golden Books Family Entertainment, Inc. as approved by a majority of the stockholders at the Annual Meeting of Stockholders held May 8, 1996 (Incorporated by reference to Appendix IV of the Proxy Statement of Golden Books Family Entertainment, Inc., dated April 18, 1996, for the Special Meeting of Stockholders held on May 8, 1996)

      10.1 Amended and Restated Declaration of Trust of Golden Books Financing Trust, dated August 20, 1996

      10.2 Indenture, dated as of August 20, 1996, between The Bank of New York, as Indenture Trustee, Golden Books Family Entertainment, Inc. and Golden Books Publishing Company, Inc.

      10.3 Preferred Securities Guarantee Agreement, dated as of August 20, 1996, between Golden Books Family Entertainment, Inc. and The Bank of New York, as Guarantee Trustee

      10.4 Registration Rights Agreement, dated August 20, 1996, among Golden Books Financing Trust, Golden Books Family Entertainment, Inc., Golden Books Publishing Company, Inc., Merrill Lynch & Co., Donaldson, Lufkin & Jenrette Securities Corporation and SBC Warburg Inc.

      10.5 Letter Agreement, dated July 30, 1996, between Golden Books Family Entertainment, Inc. and H C Crown Corp.

      10.6 Registration Rights Agreement, dated as of September 6, 1996, between Golden Books Family Entertainment, Inc. and H C Crown Corp.

      10.7 Amendment No. 1 to Asset Purchase Agreement, dated as of August 20, 1996 to Asset Purchase Agreement, dated as of July 30, 1996 among Broadway Video Entertainment, L.P., Broadway Video Enterprises, Inc., Lone Ranger Music, Inc., Palladium Limited Partnership, Golden Books Family Entertainment, Inc., Golden Books Publishing Company, Inc. and LRM Acquisition Corp.

      10.8 Registration Rights Agreement, dated August 20, 1996, between Golden Books Family Entertainment, Inc. and Broadway Video Entertainment, L.P.

      10.9 License Agreement, dated August 20, 1996, among Broadway Video Enterprises, Inc., Broadway Video Entertainment, L.P. and Golden Books Publishing Company, Inc.

      10.10 License Agreement, dated August 20, 1996, among Broadway Video, Inc., Broadway Video International ltd, and Golden Books Publishing Company, Inc.

      10.11 License Agreement, dated August 20, 1996, between Broadway Video Enterprises, Inc. and Golden Books Publishing Company, Inc.

      10.12 Trademark License Agreement, dated August 20, 1996, among Broadway Video, Inc., Broadway Video Entertainment, L.P., Golden Books Publishing Company, Inc. and LRM Acquisition Corp.

      10.13 Sublease Agreement, dated as of August 20, 1996, between Broadway Video, Inc. and LRM Acquisition Corp.

      10.14 Golden Books Family Entertainment, Inc. Amended and Restated 1995 Stock Option Plan

      10.15                     Golden Books Family  Entertainment,  Inc.
                                Executive Officer Bonus Plan (Incorporated by reference to Appendix VII of the Proxy Statement of Golden Books Family Entertainment, Inc., dated April 18, 1996, for the Special Meeting of Stockholders held on May 8, 1996)

      10.16 Amended and Restated Employment Agreement, dated as of August 20, 1996, between Golden Books Family Entertainment, Inc. and Richard
                                E. Snyder

      10.17 Amended and Restated Non-Recourse Promissory Note, dated as of August 20, 1996, executed by Richard E. Snyder in favor of Golden Books Family Entertainment, Inc.

      10.18 Amended and Restated Pledge Agreement, dated as of August 20, 1996, executed by Richard
                                E. Snyder

      10.19 Employment Agreement, dated July 30, 1996, between Golden Books Family Entertainment, Inc. and Eric Ellenbogen

      10.20                     Employment   Agreement,   dated  as  of  July
                                1, 1996,   between   Golden  Books  Family
                                Entertainment, Inc. and Philip E. Rowley

      10.21                     Employment   Agreement,   dated  as  of  May
                                28,  1996,   between   Golden  Books  Family
                                Entertainment, Inc. and Willa M. Perlman

      27.1                      Financial Data Schedule



                       (b)      Reports on Form 8-K:

                                A Current Report on Form 8-K, dated May 8,
                                1996, reporting an Item 1 "Change of Control" and Item 5 "Other Events" was filed with the Securities and Exchange Commission.

                                A Current Report on Form 8-K, dated June 20,
                                1996, reporting an Item 4 "Change in
                                Registrant's Certifying Accountant" was filed with the Securities and Exchange Commission.

                                Current Reports on Form 8-K, dated July 1,
                                1996, July 30, 1996 and August 2, 1996, each
                                reporting Item 5 "Other Events," were filed with the Securities and Exchange Commission.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.

September 16, 1996                   /s/ Richard E. Snyder
                                     ---------------------
                                     Richard E. Snyder
                                     Chairman  of the Board, President and
                                     Chief Executive Officer


September 16, 1996                   /s/ Philip E. Rowley
                                     --------------------
                                     Philip E. Rowley
                                     Executive Vice President and
                                     Chief Financial Officer