Form 10-Q
period 1996-11-02
GOLDEN BOOKS FAMILY ENTERTAINMENT INC
filed 1996-12-16
CIK 790706

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 1996

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number  0-14399

                    GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.
            (Exact name of registrant as specified in its charter)


         Delaware                                               06-1104930
         --------                                               ----------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)


850 Third Avenue, New York, New York                         10022
------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


                                (212) 753-8500
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

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

     Common stock, par value $.01 per share: 25,902,077 shares outstanding as of December 2, 1996.

                    GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.
                    ---------------------------------------

                               TABLE OF CONTENTS

                                                                         Page
                                                                        Number
                                                                        ------

PART I       FINANCIAL INFORMATION

 Item 1.     Financial Statements

                    Condensed Consolidated Balance Sheets--                  3
                      November 2, 1996 (Unaudited) and
                      February 3, 1996

                    Condensed Consolidated Statements of Operations--        5
                     Three months ended November 2, 1996 and
                     October 28, 1995  (Unaudited)

                    Condensed Consolidated Statements of Operations--        6
                     Nine months ended November 2, 1996 and
                     October 28, 1995  (Unaudited)

                    Condensed Consolidated Statements of Cash Flows--        7
                     Nine months ended November 2, 1996 and
                     October 28, 1995 (Unaudited)

                    Notes to Condensed Consolidated Financial                9
                     Statements  (Unaudited)

Item 2.      Management's Discussion and Analysis of                        14
                 Financial Condition and Results of Operations

PART II      OTHER INFORMATION

Item 2.      Changes in Securities                                          20

Item 6.      Exhibits and reports on Form 8-K                               20

SIGNATURES                                                                  22

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO


           GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands Except for Share Data)


                                                                November 2,        February 3,
                                                                   1996               1996
                                                                   ----               ----
                                                                (Unaudited)
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                              $ 113,757         $  45,223
         Accounts receivable, net                                  70,693            61,033
         Inventories                                               32,011            84,354
         Net assets held for sale and
             other current assets                                  30,827            32,413
                                                                ---------         ---------
                  Total current assets                            247,288           223,023
                                                                ---------         ---------
OTHER ASSETS                                                        7,443            14,429
                                                                ---------         ---------

PROPERTY, PLANT AND EQUIPMENT                                     106,245           134,016
         Less accumulated depreciation and amortization            53,563            58,566
                                                                ---------         ---------
                  Total property, plant and equipment              52,682            75,450
                                                                ---------         ---------


IDENTIFIED INTANGIBLES, FILM LIBRARY AND COST IN EXCESS
    OF NET ASSETS ACQUIRED (GOODWILL), less accumulated
    amortization of $1,572 and $21,205, respectively               92,736             9,063
                                                                ---------         ---------
                                                                $ 400,149         $ 321,965

                      See Notes to Condensed Consolidated
                             Financial Statements

           GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands Except for Share Data)


                                                                                        November 2,                 February 3,
                                                                                           1996                        1996
                                                                                           ----                        ----
                                                                                        (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                                                $  10,015                   $  19,000
         Accrued compensation and fringe benefits                                            6,260                       8,073
         Other current liabilities                                                          29,339                      30,641
                                                                                         ---------                    ---------
                  Total current liabilities                                                 45,614                      57,714
                                                                                         ---------                    ---------
NONCURRENT LIABILITIES:
         Long-term debt                                                                    149,859                     149,845
         Accumulated postretirement benefit obligation                                      28,495                      27,572
         Other                                                                              21,501                       2,481
                                                                                         ---------                    ---------
                  Total noncurrent liabilities                                             199,855                     179,898

COMPANY OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE
      PREFERRED SECURITIES OF GOLDEN BOOKS FINANCING TRUST
      HOLDING SOLELY CONVERTIBLE DEBENTURES
                                                                                           111,524                        --


CONVERTIBLE PREFERRED STOCK - Series A, 20,000
      shares authorized, no par value, 19,970 shares issued and outstanding; at
      mandatory redemption amount                                                             --                         9,985
STOCKHOLDERS' EQUITY:
         Convertible Preferred Stock - Series B, 13,000
             shares authorized, no par value, 13,000 shares issued and outstanding; at
             redemption amount                                                              65,000                        --
         Common Stock, $.01 par value, 60,000,000 shares authorized, 25,848,577
             and 21,875,539 shares issued                                                      258                         219
         Additional paid in capital                                                        119,278                      87,044
         Note receivable from sale of Common Stock                                            --                        (4,796)
         Retained deficit                                                                 (137,297)                     (3,608)
         Cumulative translation adjustments                                                 (1,261)                     (1,669)
                                                                                         ---------                    ---------
                                                                                            45,978                      77,190

         Less cost of Common Stock in treasury - 208,800 shares                              2,822                       2,822
                                                                                         ---------                    ---------
                  Total stockholders' equity                                                43,156                      74,368
                                                                                         ---------                    ---------
                                                                                         $ 400,149                   $ 321,965
                                                                                         =========                    =========

                      See Notes to Condensed Consolidated
                             Financial Statements

           GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands Except for Per Share Data)

                                                                                                   Three Months Ended
                                                                                          -------------------------------------
                                                                                             November 2,             October 28,
                                                                                                1996                    1995
                                                                                                ----                    ----
                                                                                                         (Unaudited)

REVENUES:
                                                                                              $  89,541             $ 105,216
                                                                                              ---------             ---------
COSTS AND EXPENSES:
         Cost of sales                                                                           67,001                81,205
         Selling, general and administrative                                                     34,768                35,715
         Restructuring charges                                                                     --                   8,701
                                                                                              ---------             ---------
                  Total costs and expenses                                                      101,769               125,621
                                                                                              ---------             ---------

LOSS BEFORE  DISTRIBUTIONS ON REDEEMABLE PREFERRED
    SECURITIES OF SUBSIDIARY TRUST, INTEREST EXPENSE AND
    PROVISION FOR INCOME TAXES
                                                                                                (12,228)              (20,405)
DISTRIBUTIONS ON REDEEMABLE PREFERRED SECURITIES OF
    SUBSIDIARY TRUST
                                                                                                  2,206                  --
INTEREST EXPENSE, net of interest income of $1,966 and
    $597, respectively                                                                            1,027                 3,158
                                                                                              ---------             ---------
LOSS BEFORE PROVISION FOR INCOME TAXES                                                          (15,461)
                                                                                                                      (23,563)
PROVISION FOR INCOME TAXES
                                                                                                     74                13,925
NET LOSS
                                                                                              $ (15,535)            $ (37,488)
                                                                                              =========             =========
LOSS PER COMMON SHARE                                                                         $   (0.73)            $   (1.79)
                                                                                              =========             =========
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                                                                    24,416                21,043
                                                                                              =========             =========

                      See Notes to Condensed Consolidated
                             Financial Statements

           GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands Except for Per Share Data)


                                                                                            Nine Months Ended
                                                                                      -------------------------------
                                                                                      November 2,        October 28,
                                                                                        1996                 1995
                                                                                        ----                 ----
                                                                                               (Unaudited)
REVENUES:                                                                              $ 224,397            $ 283,428
                                                                                       ---------            ---------
COSTS AND EXPENSES:
         Cost of sales                                                                   198,952              213,952
         Selling, general and administrative                                             110,234               95,200
         Gain on streamlining plan                                                          --                 (2,000)
         Restructuring charges                                                            40,680                8,701
                                                                                       ---------            ---------
                  Total costs and expenses                                               349,866              315,853
                                                                                       ---------            ---------
LOSS BEFORE  DISTRIBUTIONS ON REDEEMABLE PREFERRED
    SECURITIES OF SUBSIDIARY TRUST, INTEREST EXPENSE AND
    PROVISION FOR INCOME TAXES                                                          (125,469)             (32,425)


DISTRIBUTIONS ON REDEEMABLE PREFERRED SECURITIES OF
    SUBSIDIARY TRUST                                                                       2,206                 --
INTEREST EXPENSE, net of interest income of $2,922 and
    $2,665, respectively                                                                   5,418                7,559
                                                                                       ---------            ---------
LOSS BEFORE PROVISION FOR INCOME TAXES                                                  (133,093)             (39,984)
                                                                                       =========            =========
PROVISION FOR INCOME TAXES                                                                   596               13,853
                                                                                       =========            =========
NET LOSS                                                                               $(133,689)           $ (53,837)
                                                                                       =========            =========
LOSS PER COMMON SHARE                                                                  $   (6.07)           $   (2.59)
                                                                                       =========            =========
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                                                             22,784               21,030
                                                                                       =========            =========

                      See Notes to Condensed Consolidated
                             Financial Statements

           GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)



                                                                                            Nine Months Ended
                                                                                      ------------------------------
                                                                                      November 2,        October 28,
                                                                                         1996               1995
                                                                                         ----               ----
                                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                     $ (133,689)         $  (53,837)
         Adjustments to reconcile net loss to net
             cash used in operating activities:
                  Depreciation and amortization                                           12,328             11,075
                  Provision for losses on accounts receivable                              2,087              1,206
                  Gain on streamlining plan                                                   --             (2,000)
                  Loss (gain) on disposition of plant and equipment                           56               (396)
                  Restructuring charge                                                    40,680              8,701
                  Other non-cash charges associated with strategic redirection
                     of the Company                                                       39,450                 --
                  Non-cash compensation expenses                                          14,315
                  Other                                                                    3,090                763
                  Changes in assets and liabilities:
                     Accounts receivable                                                 (19,924)            (6,537)
                     Inventories                                                          24,395              8,253
                     Accounts payable                                                    (11,658)             1,990
                     Deferred income taxes                                                    --             13,886
                     Accrued compensation and fringe benefits                               (474)                --
                     Other assets and liabilities                                         (1,556)            (9,770)
                                                                                       ----------         ----------
                         Net cash used in operating activities                           (30,900)           (26,666)
                                                                                       ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Broadway Video acquisition                                                      (81,000)                --
         Investment in joint venture                                                      (2,250)                --
         Acquisitions of plant and equipment                                              (5,396)           (12,010)
         Proceeds from streamlining plan                                                     639              6,589
         Proceeds from disposition of plant and equipment                                     72                629
         Other                                                                                --                350
                                                                                       ----------         ----------
                  Net cash used in investing activities                                  (87,935)            (4,442)
                                                                                       ----------         ----------

                      See Notes to Condensed Consolidated
                             Financial Statements

           GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                                            Nine Months Ended
                                                                                      ------------------------------
                                                                                      November 2,        October 28,
                                                                                         1996                1995
                                                                                         ----                ----
                                                                                               (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of Convertible Trust Originated Preferred
             Securities                                                                  $ 115,000         $    --
         Issuance costs of Convertible Trust Originated Preferred Securities                (3,636)             --
         Repayments under Credit Agreement                                                    --             (32,000)
         Proceeds from issuance of Preferred Stock-Series B                                 65,000              --
         Issuance costs of Preferred Stock-Series B                                         (6,162)             --
         Redemption of Preferred Stock-Series A                                             (9,985)             --
         Proceeds from sale of Common Stock, including the Hallmark
             transaction                                                                    27,702               517
         Dividends paid on Preferred Stock - Series A                                         (646)             (637)
                                                                                         ---------         ---------

                  Net cash provided by (used in) financing activities                      187,273           (32,120)
                                                                                         ---------         ---------
EFFECT OF EXCHANGE RATE CHANGES
    ON CASH                                                                                     96                12
                                                                                         ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                                             68,534           (63,216)

CASH AND CASH EQUIVALENTS, BEGINNING
    OF PERIOD                                                                               45,223            85,406
                                                                                         ---------         ---------
CASH AND CASH EQUIVALENTS, END
    OF PERIOD                                                                            $ 113,757         $  22,190
                                                                                         =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
         Cash paid (received) during the period for:
             Interest                                                                        8,553         $  11,828
             Income taxes, net of refunds received                                            (234)           (5,101)


                      See Notes to Condensed Consolidated
                             Financial Statements

           GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - Basis of Presentation

As more fully described in Note C - Change in Control and Strategic Direction of Registrant, the condensed consolidated financial statements for the nine month period ended November 2, 1996 include restructuring and other charges aggregating $96.3 million, which consists of (i) $16.2 million in connection with the sale of a significant equity interest in Golden Books Family Entertainment, Inc. (formerly Western Publishing Group, Inc.) (the "Company") to Golden Press Holding LLC, a Delaware limited liability company owned by Richard E. Snyder, Barry Diller and Warburg, Pincus Ventures, L.P. ("GP Holding") (the "GPH Transaction"), and (ii) $80.1 million in connection with the implementation by the Company of its strategic plan to return its core business to profitability and to redeploy assets. These charges were recognized during the quarter ended August 3, 1996.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal period. The business of the Company in general is seasonal and depends to a significant extent on the Christmas selling season, resulting in a disproportionately higher percentage of revenues in the Company's third fiscal quarter.

In connection with the transactions described in Note C, and as approved by the requisite vote of the Company's stockholders, the name of the Company was changed from Western Publishing Group, Inc. to Golden Books Family Entertainment, Inc. In addition, the name of Western Publishing Company, Inc., the principal operating subsidiary of the Company ("WPC"), was changed to Golden Books Publishing Company, Inc. ("Golden Books Publishing").

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of November 2, 1996 and the results of operations for the three month and nine month periods ended November 2, 1996 and October 28, 1995 and cash flows for the nine month periods ended November 2, 1996 and October 28, 1995. The results of Golden Books Financing Trust (the "Trust") are included in the Company's condensed consolidated financial statements since its inception on August 20, 1996. The Trust is wholly owned by the Company, has no independent operations and its assets consist solely of the 8 3/4 Convertible Debentures due 2016 (the "Convertible Debentures") of the Company and Golden Books Publishing (see NOTE H). The obligations of the Trust, which consist of the 8 3/4% Convertible Trust Originated Preferred Securities of the Trust (the "Preferred Securities"), are fully and unconditionally guaranteed by the Company. The operations of the Golden Books Entertainment Group division of Golden Books Publishing (the assets acquired from Broadway Video Entertainment, L.P. (as hereinafter defined)) are included in the condensed consolidated financial statements from the date of acquisition, August 20, 1996 (see NOTE I). Certain reclassifications have been made in the prior year condensed consolidated financial statements to conform with the current year presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company contained in the Company's Form 10-K for the year ended February 3, 1996.

NOTE B - Inventories

Inventories consisted of the following:

                                           November 2,      February 3,
                                             1996              1996
                                             ----              ----
                                                 (In Thousands)

Raw materials                              $ 4,456            $10,877
Work in process                              7,250             13,014
Finished goods                              20,305             60,463
                                           -------            -------
                                           $32,011            $84,354
                                           =======            =======

NOTE C - Change in Control and Strategic Direction of Registrant

Control of Registrant

On May 8, 1996, the Company completed the sale of a significant equity interest to GP Holding. The Company issued to GP Holding, for an aggregate purchase price of $65,000,000, (i) 13,000 shares of the Company's Series B Convertible Preferred Stock, no par value (the "Series B Preferred Stock"), each of which shares is convertible into shares of the Company's common stock, par value $.01 per share ("Common Stock"), at an initial conversion price of $10 per share, and (ii) a warrant to purchase 3,250,000 shares of Common Stock at an initial exercise price of $10 per share (the "GPH Transaction"). Net proceeds associated with the transaction were $58.8 million, after giving effect to $6.2 million of transaction costs. Net proceeds were partially used to retire approximately $10.0 million of Series A Preferred Stock, no par value (the "Series A Preferred Stock"), at its face amount plus $0.7 million of related accrued dividends, in addition to payments of $3.4 million for severance and transition costs.

On January 31, 1996, the Company entered into an interim employment agreement (the "Interim Employment Agreement") with Richard E. Snyder, whereby Mr. Snyder became President of the Company. Pursuant to the Interim Employment Agreement, the Company issued 599,465 shares of Common Stock (the "Snyder Incentive Stock") to Mr. Snyder at a price of $8 per share in exchange for a non-recourse note in the amount of the purchase price secured by a pledge of the shares. On May 8, 1996, the Interim Employment Agreement was superseded by a five year employment agreement (the "Employment Agreement"). Under the terms of the Employment Agreement, Mr. Snyder is entitled to receive annual compensation of $500,000 and an opportunity to earn bonuses of up to $1 million each year. Additionally, on May 8, 1996, Mr. Snyder received options to acquire 1,113,293 shares of Common Stock at a price of $12.81 per share (the "Snyder Option"), special bonuses based on the market price of the Common Stock, supplemental retirement benefits, post-retirement medical benefits and certain other benefits. Accordingly, in the second quarter ended August 3, 1996, $12.8 million of costs associated with the Employment Agreement were charged to operations. In connection with the offering of the Preferred Securities (as more fully described in NOTE H), the Broadway Video Acquisition (as hereinafter defined and as more fully described in NOTE I) and the Hallmark Transaction (as hereinafter defined and as more fully described in NOTE F), in accordance with the anti-dilution provisions of the Employment Agreement, the Company issued 84,967 additional shares of Snyder Incentive Stock, increased by 157,796 the number of shares exercisable under the Snyder Option and adjusted the special bonuses provided for in the Employment Agreement. This resulted in a charge of approximately $1.5 million for the third quarter ended November 2, 1996.

Strategic Direction of Registrant

As part of new management's plan to return the Company's core publishing business to profitability and to redeploy assets, new management has taken a number of strategic actions and, accordingly, made decisions with respect to certain of the Company's assets.

During the second quarter ended August 3, 1996, new management determined that Penn Corporation ("Penn"), a wholly owned subsidiary of the Company that designs, produces and distributes decorated paper tableware, party accessories and giftware, did not fit the Company's future strategic direction and, accordingly, decided to divest Penn. Beginning with the Company's condensed consolidated financial statements for the quarter ended August 3, 1996, Penn's net assets have been classified as a net asset held for sale (see NOTE E). As discussed in NOTE L, on November 13, 1996, the Company and Peacock Papers, Inc. ("Peacock") signed a definitive agreement for the sale of the stock of Penn to Peacock.

In addition, new management is in the process of reviewing the Company's operations with a view to reducing the costs of those operations and creating an operating environment conducive to the pursuit of its new business strategy. The Company expects to complete the review by December 28, 1996. As a consequence of this review and the decision to sell Penn, the Company recorded writedowns and other charges in the condensed consolidated financial statements for the quarter ended August 3, 1996 totaling $80.1 million (in addition to charges of $16.2 million in connection with the sale of a significant equity interest to GP Holding) as follows: (i) a restructuring charge totaling $40.7 million pertaining to a $30.1 million writedown of the net assets of Penn to net realizable value, a $3.0 million reduction in the net realizable value of the Company's Fayetteville facility and $7.6 million in costs associated with the termination of certain customer program initiatives; (ii) a cost of sales adjustment of $25.0 million comprised of $17.6 million of costs pertaining to the Company's decision to discontinue or replace certain product lines and expeditiously liquidate related inventory and slow moving product and $7.4 million of other inventory related costs, consisting primarily of licensor and prepublication costs; (iii) a selling, general and administrative charge of $11.0 million relating to costs associated with management's revised plans to resolve certain legal and contractual matters; and (iv) adjustments to revenue totaling $3.4 million to establish reserves in connection with the Company's plans to resolve differences with customers with a view toward mending and improving the Company's relationships with its customers.

The Company expects to record additional writedowns and other charges in the quarter ended December 28, 1996 (see NOTE L for additional information regarding the change to the Company's fiscal year-end), which may be substantial.


NOTE D - Corporate Reorganization

On May 8, 1996, the Company effected a reorganization of certain of its subsidiaries (the "Reorganization"). First, the Company conveyed to Golden Books, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("GB"), (i) all of the issued and outstanding shares of capital stock of Penn and (ii) all of the issued and outstanding shares of capital stock of WPC. Immediately thereafter, the Company caused GB to merge with and into WPC. In connection with the Reorganization, the Company, WPC and GB entered into a First Supplemental Indenture, dated as of May 8, 1996, with Marine Midland Bank, a New York banking and trust company, as Successor Trustee, pursuant to which WPC (the name of which was subsequently changed to Golden Books Publishing Company, Inc.) was substituted for the Company as the obligor with respect to the 7.65% Senior Notes due 2002 originally issued by the Company.


NOTE E -  Net Assets Held for Sale

During fiscal 1995, prior management adopted a plan designed to improve the Company's competitive position and reduce its cost structure through the sale, divestiture, consolidation or phase out of certain operations, properties and products and a workforce reduction. During the quarter ended October 28, 1995, prior management recorded an $8.7 million provision for restructuring. This was offset, in part, by a $2.0 million gain from a reorganization plan established during the fiscal year ended January 28, 1995, which was recognized during the quarter ended July 29, 1995. As of November 2, 1996, net assets held for sale and other current assets include the Company's Fayetteville facility, which was closed in conjunction with the sale of the Company's game and puzzle business. A $3.0 million revision to the net realizable value of this facility was recorded in the quarter ended August 3, 1996.

As discussed in Note C, during the quarter ended August 3, 1996, new management decided to divest Penn. Accordingly, in that quarter, the Company recorded a restructuring charge of $30.1 million to reflect the writedown of Penn's assets to net realizable value. Beginning with the Company's condensed consolidated financial statements for the quarter ended August 3, 1996, Penn's net assets have been classified as a net asset held for sale and other current assets. Penn's operations for the three and nine months ended November 2, 1996 and October 28, 1995 were as follows:



                                                    3 Months Ended                   9 Months Ended
                                          ------------------------------       ---------------------------
                                             November 2,   October  28,        November 2,     October 28,
                                               1996            1995               1996            1995
                                               ----            ----               ----            ----
                                                                   (In Thousands)

     Revenues                             $    11,933         $ 13,463          $   35,669      $    44,163

     Gross profit                               3,312            2,715               7,567           10,592

     Loss before interest expense
      and provision for income taxes      $      (733)        $   (912)         $   (2,499)     $    (1,002)



As discussed in Note L, on November 13, 1996, the Company and Peacock signed a definitive agreement for the sale of the stock of Penn to Peacock.

NOTE F - Stockholders' Equity

On May 8, 1996, pursuant to the sale of a significant equity interest in the Company to GP Holding, and the requisite vote of the stockholders of the Company (see NOTE C), an amendment to increase the authorized number of shares of Common Stock from 40,000,000 to 60,000,000 shares was approved.

During the period from February 4, 1996 through December 5, 1996, the Company granted to its directors and employees options to purchase, in the aggregate, 2,806,089 shares of Common Stock of the Company. Such options are exercisable at the fair market value of the Common Stock on the date of grant (or, in the case of options granted on account of the anti-dilution adjustment to Richard
E. Snyder's options, the date of the initial grant) and are exercisable beginning between one and five years following such date and expire between seven and ten years following such date, in each case, depending upon the particular option grant.

On September 6, 1996, the Company completed the sale to H C Crown Corp., a wholly owned subsidiary of Hallmark Cards Incorporated ("Hallmark"), of 2,356,198 shares of Common Stock for approximately $25.0 million (the "Hallmark Transaction"). The sale represented the completion of the first step in the Company's strategic relationship with Hallmark. The Company and Hallmark are discussing a further $25.0 million investment by Hallmark in Common Stock and the terms of their strategic alliance.


NOTE G - Loss Per Common Share

Loss per common share was computed as follows:




                                                       Three Months Ended               Nine Months Ended
                                                    ----------------------------     ---------------------------
                                                    November 2,      October 28,     November 2,     October 28,
                                                        1996            1995            1996            1995
                                                        ----            ----            ----            ----
                                                             (In Thousands Except for Per Share Data)

     Net loss                                      $    (15,535)     $ (37,488)     $  (133,689)     $   (53,837)

     Preferred dividend requirements                     (2,145)          (212)          (4,706)            (637)
                                                   ------------      ---------      -----------      -----------
     Loss applicable to common stock               $    (17,680)     $ (37,700)     $  (138,395)     $   (54,474)
                                                   ============      =========      ===========      ===========
     Weighted average common shares
         outstanding                                     24,416         21,043           22,784           21,030
                                                   ============      =========      ===========      ===========
     Loss per common share                         $      (0.73)     $   (1.79)     $     (6.07)     $     (2.59)
                                                   ============      =========      ===========      ===========


NOTE  H - Private Placement of Convertible Trust Originated Preferred Securities

During August and September, 1996, the Company raised a total of $115.0 million through a private placement of the Preferred Securities under Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Preferred Securities were issued by the Trust, a Delaware business trust financing vehicle. The Company owns all of the common securities of the Trust. The net proceeds of such offering, after commissions and expenses, were $110.8 million. The Preferred Securities pay quarterly distributions at an annual distribution rate of 8 3/4% (subject to any deferral of interest payments on the Convertible Debentures by the Company and Golden Books Publishing), have an aggregate liquidation preference of $115.0 million and are convertible at the option of their holders into Convertible Debentures, which are immediately convertible into Common Stock at an initial conversion price of $13.00 per share.

NOTE I - Acquisitions

On August 20, 1996, pursuant to an Asset Purchase Agreement, dated as of July 30, 1996, among Broadway Video Entertainment, L.P., Broadway Video Enterprises, Inc., Lone Ranger Music, Inc., Palladium Limited Partnership (collectively "BVELP"), the Company and certain of the Company's subsidiaries, the Company acquired, among other things, substantially all of BVELP's television and film library properties, and assumed payables and all liabilities incurred in connection with the exploitation of such assets after the closing, for an aggregate purchase price of approximately $81.0 million in cash and $10.0 million in Common Stock (901,408 shares), as provided for in the Asset Purchase Agreement (the "Broadway Video Acquisition"). On November 22, 1996, the Company paid an additional $0.9 million to BVELP in satisfaction of the Company's obligations under the working capital adjustment provided for in the Asset Purchase Agreement The Broadway Video Acquisition has been accounted for under the purchase method of accounting using a preliminary allocation of the purchase price which will be subject to final adjustment. The cost in excess of net assets acquired and the film library are being amortized over their estimated useful lives.

On August 14, 1996, the Company entered into an agreement with FUTECH Educational Products, Inc. ("FUTECH"), pursuant to which the Company was granted certain rights with respect to FUTECH's exclusive "talking pages" technology.


NOTE J - Income Taxes

The Company does not anticipate any significant provision or benefit for income taxes in the fiscal period ending December 28, 1996. As such, operations for the three and nine months ended November 2, 1996 do not include income tax benefit from domestic operations as no tax benefit was provided on operating losses. The provisions for the three and nine months ended November 2, 1996 pertain principally to anticipated resolution of outstanding issues from prior years. During the quarter ended October 28, 1995, a provision was made for income taxes for the three and nine month periods then ended in the amount of $13.9 million, reflecting an increase in the Company's income tax valuation allowance.


NOTE K - Pro Forma Financial Information (Unaudited)

Unaudited pro forma results from operations as if (i) the GPH Transaction,
(ii) the issuance of additional shares pursuant to Richard Snyder's Employment Agreement, (iii) the private placement of the Preferred Securities (iv) the Broadway Video Acquisition and (v) the Hallmark Transaction had occurred at the beginning of each respective period, are as follows:


                                                         9 Months Ended
                                                ---------------------
                                                November 2,    October 28,
                                                  1996             1995
                                                  ---------------------
                                       (In Thousands Except for Per Share Data)

         Revenues                             $  234,716         $  291,218

         Net loss                             $ (140,314)        $  (53,999)

         Loss per common share                $    (5.41)        $    (2.46)


NOTE L - Subsequent Events

On November 13, 1996, the Company and Peacock signed a definitive agreement for the sale of the stock of Penn to Peacock. The transaction is subject to a number of conditions, including, without limitation, financing by Peacock and is anticipated to close prior to the year end.

On November 30, 1996, the Company changed its fiscal year so as to end on the last Saturday of December in each year. As a result of the foregoing, the fourth fiscal quarter in respect of the current fiscal year (Fiscal 1996) will end on December 28, 1996 and the next fiscal year (Fiscal 1997) will begin on December 29, 1996 and end on December 27, 1997.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

General and Adoption of New Business Strategy

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of the Company for the three and nine months ended November 2, 1996 and October 28, 1995 and the related notes thereto.

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

Since May 8, 1996, Mr. Snyder has assembled a new management team. Mr. Snyder and his management team are implementing a new business strategy to build a leading family entertainment company that creates, publishes and licenses children's entertainment products. The Company intends to build on the Company's position as a leader in the children's publishing market, utilizing the strength of the Golden Books brand name to provide family-oriented content through multiple media.

As part of management's plan to return the Company's core publishing business to profitability and to redeploy assets, new management has taken a number of strategic actions and, accordingly, made decisions with respect to certain of the Company's assets.

During the quarter ended August 3, 1996, new management determined that the Penn Corporation ("Penn"), a wholly owned subsidiary of the Company that designs, produces and distributes decorated paper tableware, party accessories and giftware, did not fit the Company's future strategic direction and, accordingly, decided to divest Penn. Beginning with the Company's condensed consolidated financial statements for the quarter ended August 3, 1996, Penn's net assets have been classified as a net asset held for sale and other current assets. On November 13, 1996, Golden Books Publishing entered into a stock purchase agreement pursuant to which the Company agreed to sell Penn.

In addition, new management is in the process of reviewing the Company's operations with a view to reducing the costs of those operations and creating an operating environment conducive to the pursuit of its new business strategy. The Company expects to complete the review by December 28, 1996. As a consequence of this review and the decision to sell Penn, the Company recorded writedowns and other charges in its condensed consolidated financial statements for the quarter ended August 3, 1996 totaling $80.1 million (in addition to charges of $16.2 million in connection with the sale of a significant equity interest to GP Holding) as follows: (i) a restructuring charge totaling $40.7 million pertaining to a $30.1 million writedown of the net assets of Penn to net realizable value, a $3.0 million reduction in the net realizable value of the Company's Fayetteville facility and $7.6 million in costs associated with the termination of certain customer program initiatives; (ii) a cost of sales adjustment of $25.0 million comprised of $17.6 million of costs pertaining to the Company's decision to discontinue or replace certain product lines and expeditiously liquidate related inventory and slow moving product and $7.4 million of other inventory related costs, consisting primarily of licensor and prepublication costs, (iii) a selling, general and administrative charge of $11.0 million relating to costs associated with management's revised plans to resolve certain legal and contractual matters; and (iv) adjustments to revenue totaling $3.4 million to establish reserves in connection with the Company's plans to resolve differences with customers with a view toward mending and improving the Company's relationships with its customers.

On December 12, 1996, the Company announced that it had reached separate agreements with the State of Wisconsin and the County and City of Racine to manufacture the core products of the Company in a new facility in Racine and to outsource all other printing. In connection with such agreements, the Company expects to receive financial incentives from the State, County and City of approximately $5.7 million in the aggregate, including low-cost financing and tax credits. In addition, the Company also announced that it had reached separate agreements with the five labor unions with which the Company contracts to providing for wage and benefit reductions and work rule changes from each of the labor unions. The Company plans to sell the existing manufacturing facility in Racine and to build a new facility or renovate an existing facility to manufacture the core products of the Company. The Company arrived at the foregoing decisions as part of the ongoing review by new management of all aspects of the Company's operations, systems and support functions.

The Company expects to record additional writedowns and other charges in the quarter ended December 28, 1996, in part due to the decisions described in the preceding paragraph, which may be substantial.

The Company's return to profitability is dependent in part on the successful implementation of management's new strategy. If the new strategy is successful, the Company still does not expect to generate positive net income until fiscal 1998 at the earliest.

On November 30, 1996, the Company changed its fiscal year so as to end on the last Saturday of December in each year. As a result of the foregoing, the fourth fiscal quarter in respect of the current fiscal year (Fiscal 1996) will end on December 28, 1996 and the next fiscal year (Fiscal 1997) will begin on December 29, 1996 and end on December 27, 1997.


Three and nine months ended November 2, 1996 compared to three and nine months ended October 28, 1995

As more fully discussed below, the condensed consolidated financial statements of the Company for the nine month period ended November 2, 1996 include restructuring and other charges aggregating $96.3 million (recognized during the quarter ended August 3, 1996), which consist of (i) $16.2 million in connection with the sale of a significant equity interest to GP Holding and
(ii) $80.1 million in connection with the Company's implementation of its strategic plan to return its core business to profitability and to redeploy assets.

Historically, the Company has reported operating results under two segments:
(i) the Consumer Products Segment; and (ii) the Commercial Products Segment. The Consumer Products Segment includes publishing operations ("Publishing") and Penn. The Commercial Products Segment includes the Commercial Printing Division. During the three months ended November 2, 1996 the Company established the Entertainment Segment which includes the operations of the Broadway Video Acquisition (as hereinafter defined).

Revenues

Revenues for the quarter ended November 2, 1996 decreased $15.7 million (14.9%) to $89.5 million, as compared to $105.2 million for the quarter ended October 28, 1995, and decreased $55.6 million (19.6%) to $227.8 million for the nine months ended November 2, 1996 (before giving effect to the $3.4 million reserve adjustment recorded during the quarter ended August 3, 1996 to resolve differences with customers with a view toward mending and improving the Company's relationships with its customers), as compared to $283.4 million for the nine months ended October 28, 1995. The $15.7 million reduction for the three months ended November 2, 1996 mainly consisted of a reduction of $15.9 million (17.5%) in Consumer Products Segment revenues to $75.2 million from $91.1 million for the three months ended October 28, 1995, and a $2.3 million (16.3 %) decrease in Commercial Products Segment revenues to $11.8 million from $14.1 million, offset by $2.5 million attributable to the Entertainment Segment. The $55.6 million reduction for the nine months ended November 2, 1996 consisted of a reduction of $56.7 million (23.6%) in Consumer Products Segment revenues to $184.1 million from $240.8 million for the nine months ended October 28, 1995 and a $1.4 million (3.5%) decrease in Commercial Products Segment revenues to $41.2 million from $42.6 million for the nine months ended October 28, 1995 offset by $2.5 million attributable to the Entertainment Segment.

The $15.9 million Consumer Products Segment decrease for the quarter ended November 2, 1996 was comprised of a $13.8 million (17.9%) decrease in Publishing, a $1.6 (11.9%) million decrease from Penn and a $0.5 million decrease in miscellaneous revenue. The $56.7 million Consumer Products Segment decrease for the nine months ended November 2, 1996 was comprised of a $48.2 million (24.5%) decrease in Publishing and an $8.6 million (19.3%) decrease from Penn. The three and nine month decreases in Publishing consisted of broad based category declines arising from (i) the discontinuation of the sourcing and sale of third party ("guest") publisher product for Storyland locations at Wal Mart, as the previously announced decision to return the operation of the program to Wal Mart management was implemented at the beginning of the fiscal year;

(ii) volume reductions arising from resistance from mass retailers to price increases that the Company implemented beginning in the quarter ended May 4, 1996; (iii) the continuing decline in sales of the Company's interactive electronic storybooks due to competitive factors, limited new product introductions and price reductions implemented on certain of the Company's mature formats; and (iv) the decline in sales of the Company's international operations, which primarily resulted from product utilizing licenses associated with major motion pictures released in the fiscal year ended February 3, 1996 and certain new character licenses not having the consumer acceptance or longevity of prior years' products. The three and nine month declines in Penn's revenues were due to a combination of the declining popularity of products utilizing licensed characters released in prior years, the success of new products introduced by competitors and the impending loss of a significant license at the end of the fiscal year ended February 3, 1996.

The Commercial Products Segment, which is comprised of creative, printing and publishing services to third parties, decreased $2.3 million (16.3%) to $11.8 million for the quarter ended November 2, 1996, as compared to $14.1 million for the quarter October 28, 1995, and $1.4 million (3.5%) to $41.2 million for the nine months ended November 2, 1996, as compared to $42.6 million for the nine months ended October 28, 1995. The decrease for the quarter ended November 2, 1996 compare to the quarter ended October 28, 1995, was primarily due to the timing of the revenue recognition of several contracts which will now be completed during the quarter ended December 28, 1996. For the nine months there was a general decline in revenue in the educational kit business.

Gross Profit

Gross profit decreased $1.5 million (6.3%) to $22.5 million for the quarter ended November 2, 1996, as compared to $24.0 million for the quarter ended October 28, 1995. For the nine months ended November 2, 1996, gross profit, before consideration of $28.4 million of revenue and cost of sales adjustments described above, decreased $15.6 million (22.5%) to $53.9 million, as compared to $69.5 million for the nine months ended October 28, 1995. The $1.5 million reduction in gross profit for the three months ended November 28, 1996 mainly consisted of a $2.6 million (11.6%) reduction in Consumer Products Segment gross profit to $19.8 million from $22.4 million for the three months ended October 28, 1995, and a $0.5 million (31.3%) decrease in gross profit of the Commercial Products Segment to $1.1 million from $1.6 million for the three months ended October 28, 1995, offset by $1.6 million in gross profit from the Entertainment Segment. The $15.6 million reduction in gross profit for the nine months ended November 2, 1996, mainly consisted of a $16.3 million (25.6%) decrease in Consumer Products Segment gross profit to $47.5 million from $63.8 million for the nine months ended October 28, 1995, combined with a $0.9 million (15.8%) decrease in gross profit of the Commercial Products Segment to $4.8 million for the nine months ended November 2, 1996 from $5.7 million for the nine months ended October 28, 1995. As a percentage of revenues, gross profit margin for the quarter ended November 2, 1996 increased to 25.1% from 22.8% for the three months ended October 28, 1995 and, before consideration of $28.4 million of revenue and cost of sales adjustments recorded in the second quarter of 1996 and described above, decreased to 23.7% for the nine months ended November 2, 1996 from 24.5% for the nine months ended October 28, 1995.

The $2.6 million decrease in Consumer Products Segment gross profit for the three months ended November 2, 1996 consisted of a $3.4 million (16.8%) decrease in Publishing gross profit to $16.8 million from $20.2 million for the three months ended October 28, 1995, offset by a $0.3 million (11.1%) increase in Penn gross profit to $3.0 million from $2.7 million. The $16.3 million reduction in Consumer Products Segment gross profit, before the revenue and cost of sales adjustments of $28.4 million previously discussed, for the nine months ended November 2, 1996 consisted of a $13.0 million (24.5%) decrease in Publishing gross profit to $40.0 million from $53.0 million for the nine months ended October 28, 1995 and a $3.3 million (31.1%) decrease in Penn gross profit to $7.3 million from $10.6 million for the nine months ended October 28, 1995. As a percentage of revenues, the Consumer Products Segment gross profit margin for the three months ended November 2, 1996 increased to 26.3% from 24.6% for the three months ended October 28, 1995. For the nine months ended November 2, 1996, before the $28.4 million revenue and cost of sales adjustments recorded in the quarter ended August 3, 1996 previously discussed, there was a decrease in the gross profit margin to 25.8%, as compared to 26.5% for the nine months ended October 28, 1995. As a percentage of revenues, the Publishing gross profit margin for the three months ended November 2, 1996 increased to 26.5% from 26.2% for the three months ended October 28, 1995. For the nine months ended November 2, 1996 before the $28.4 million revenue and cost of sales adjustments previously discussed, the gross profit margin remained unchanged at 26.9% when compared to the nine months ended October 28, 1995. Penn's gross profit margin increased to 25.2% for the three months ended November 2, 1996 from 20.0% for the three months ended October 28, 1995. There was a decrease in Penn's gross profit margin to 20.5% for the nine months ended November 2, 1996 from 24.0% for the nine months end October 28, 1995. The decrease in gross profit and gross profit margin in Publishing was primarily due to increases in licensor sales costs offset by reductions in paper prices and by sales price increases. The decreases at Penn were due to the revenue declines previously discussed.

In the Commercial Products Segment, the gross profit margin for printing services decreased to 9.3% and 11.7% for the three and nine month periods ended November 2, 1996, compared to 11.3% and 13.4% for the three and nine months periods ended October 28, 1995. The decrease in gross profit margins for the three and nine months ended November 2, 1996 was primarily due to unfavorable manufacturing variances.

The Entertainment Segment had a 64.0% gross profit margin for the quarter ended November 2, 1996. The results reported by the Entertainment Segment were impacted by the transition of the Entertainment segment's operations to the Company from BVELP and may be subject to adjustment prior to the year-end.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.9 million from $35.7 million to $34.8 million for the three months ended November 2, 1996 compared to the three months ended October 28, 1995. The decrease for the nine months ended November 2, 1996, before consideration of $11.0 million of charges relating to costs associated with management's plans to resolve certain legal and contractual matters and $16.2 million of expenses related to the acquisition of an equity interest by GP Holding, was $12.2 million to $83.0 million from $95.2 million for the nine months ended October 28, 1995. These decreases were primarily the result of significant reductions in employee expenses attributable to the Company's workforce reduction initiative, which included a significant sales and merchandising force reorganization, completed in January 1996. In addition, sales promotion costs, including costs of corrugated displays, sell sheets and co-operative advertising, declined as overall volume declines were experienced. The $16.2 million of costs pertaining to the equity investment by GP Holding included $3.6 million for severance and transition costs and $12.6 million of costs related to Richard Snyder's Employment Agreement. The percentage decreases in selling, general and administrative expenses experienced in the nine months ended November 2, 1996 may not be realized during the quarter ended December 28, 1996 due to the anticipated incurrence of additional expenses during such quarter attributable to retaining new management and other upgrading measures relating to the Company's new strategy.

Interest Expense, net

Interest expense, before consideration of interest income, for the three months ended November 2, 1996 decreased $0.8 million to $3.0 million, as compared to $3.8 million for the quarter ended October 28, 1995, and for the nine months ended November 2, 1996 decreased $1.9 million to $8.3 million, as compared to $10.2 million for the nine months ended October 28, 1995. The decrease in interest expense for the nine months ended November 2, 1996 was due to lower average debt outstanding, as the Company repaid all outstanding notes under it Revolving Credit Agreement during the quarter ended April 29, 1995, and lower interest rates during the nine months ended November 2, 1996. Total average outstanding debt decreased to $149.8 million for the nine months ended November 2, 1996 from $153.9 million for the period ended October 28, 1995 (see "Financial Condition, Liquidity and Capital Resources" below), while average interest rates decreased to 7.7% for the nine months ended November 2, 1996, as compared to 8.5% for the nine months ended October 28, 1995. The decrease in average interest rates resulted primarily from changes in the composition of the average debt outstanding.

Interest income for the three months ended November 2, 1996 increased $1.4 million to $2.0 million from $0.6 million for the three months ended October 28, 1996 and increased $0.3 million for the nine months ended November 2, 1996 to $2.9 million from $2.6 million for the nine months ended October 28, 1995. The increase was due to increased cash balances resulting from the GPH Transaction, the Offering of Preferred Securities and the Hallmark Transaction (all as hereinafter described).

Income Taxes

The Company does not anticipate any significant provision or benefit for income taxes in the fiscal period ending December 28, 1996. As such, operations for the nine months ended November 2, 1996 do not include an income tax benefit from domestic operations as no tax benefit was provided on operating losses. Profitable operating results in subsequent periods will benefit from an income tax rate which will be lower than the statutory rate due to the reinstatement of deferred tax assets for which a valuation allowance was established. The provisions for the three and nine months ended November 2, 1996 pertained principally to anticipated resolution of outstanding issues from prior years.

Net Loss

The net loss for the quarter ended November 2, 1996 was $15.5 million, or $(0.73) per common share, compared to a net loss of $37.5 million, or $(1.79) per common share, for the quarter ended October 28, 1995. The net loss for the nine months ended November 2, 1996 was $133.7 million, or $(6.07) per common share, compared to a net loss of $53.8 million, or $(2.59) per common share, for the nine months ended October 28, 1995. Results for the nine month period ended November 2, 1996 included restructuring and other charges aggregating $96.3 million, as previously discussed, compared to $8.7 million of restructuring charges for the nine months ended October 28, 1995. The operations for the nine months ended November 2, 1996 reflect the normal seasonality of the Company's business.


Financial Condition, Liquidity and Capital Resources

Operations for the nine months ended November 2, 1996, excluding non-cash charges for restructuring and other charges totaling $80.1 million, non-cash compensation expenses of $14.3 million, depreciation, amortization, provision for losses on accounts receivable and other non-cash charges, utilized cash of approximately $21.7 million. Operations for the nine months ended October 28, 1995, excluding the streamlining plan gain, non-cash charges for restructuring, depreciation, amortization and the provision for losses on accounts receivable, utilized cash of approximately $34.5 million. During the nine months ended November 2, 1996 and October 28, 1995, other changes in assets and liabilities resulting from operating activities utilized cash of $9.2 million and provided cash of $7.8 million, respectively, resulting in net cash used in operating activities of $30.9 million and $26.7 million, respectively. Acquisitions of property, plant and equipment were $5.4 million during the nine months ended November 2, 1996, as compared to $12.0 million during the nine months ended October 28, 1995. Capital expenditures for the nine months ended November 2, 1996 included costs associated with the completion of the acquisition of a five unit web press and conveyoring equipment for the Company's distribution centers. In addition, during the second quarter of the fiscal year ended February 3, 1996, the Company commenced a facility expansion of its paper tableware and party goods operations in Kalamazoo, Michigan, which was completed during the nine months ended November 2, 1996, at a total cost of $5.1 million, $1.7 million of which was expended during the nine months ended November 2, 1996.

Working capital at November 2, 1996 was $201.7 million, as compared to $165.3 million at February 3, 1996. The increase resulted from cash received from the GPH Transaction, the offering of The Preferred Securities and the Hallmark Transaction, and was partially offset by the Broadway Video Acquisition (as hereinafter defined) and the investment in property, plant and equipment and the funding requirements for the Company's operations during the nine months ended November 2, 1996.

The Company believes that, based on the carrying value of both the assets held for sale and the inventory to be discontinued or replaced in connection with the Company's strategic actions, it will realize cash proceeds in excess of $30.0 million on the sale of these assets. Such proceeds and cash attributable to the Company's cost savings will be used in connection with the Company's change in strategic focus and other strategic measures.

As described above, the Company plans to sell its existing manufacturing in Racine and to build a new facility or renovate an existing facility to manufacture the core products of the Company. The capital expenditures relating to such facility will be funded in part through low-cost financing. In connection with the establishment of the new facility, the Company will also receive tax credits, as well as wage and benefit reductions and work rule changes from each of the labor unions.
All of the forgoing financial incentives aggregate approximately $5.7 million.

During the fiscal year ended February 3, 1996, Golden Books Publishing entered into an extendible one-year Receivables Purchasing Agreement, which includes a letter of credit facility, with a financial institution providing for the sale of certain trade accounts receivable on a non-recourse revolving basis, up to a maximum of $62.5 million outstanding at any one time. As of the end of the third quarter of fiscal 1996, there were no trade accounts receivable outstanding under this program.

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

Offering of Preferred Securities

During August and September 1996, the Company raised a total of $115.0 million through a private placement of the Preferred Securities under Rule 144A under the Securities Act. The Preferred Securities were issued by the Trust, a Delaware business trust financing vehicle. The Company owns all of the common securities of the Trust. The net proceeds of such offering, after commissions and expenses, were $110.8 million. The Preferred Securities pay quarterly distributions at an annual distribution rate of 8-3/4% (subject to any deferral of interest payments on the Convertible Debentures by the Company and Golden Books Publishing), have an aggregate liquidation preference of $115.0 million and are convertible at the option of their holders into Convertible Debentures which are immediately convertible into Common Stock of the Company at an initial conversion price of $13.00 per share.

Acquisition of Broadway Video Entertainment Assets

On August 20, 1996, pursuant to an Asset Purchase Agreement, dated as of July 30, 1996, among Broadway Video Entertainment, L.P., Broadway Video Enterprises, Inc., Lone Ranger Music, Inc., Palladium Limited Partnership (collectively, "BVELP"), the Company and certain of the Company's subsidiaries, the Company acquired, among other things, substantially all of BVELP's television and film library properties, and assumed payables and all liabilities incurred in connection with the exploitation of such assets after the closing, for an aggregate purchase price of approximately $81.0 million in cash and $10.0 million in Common Stock (901,408 shares), as provided for in the Asset Purchase Agreement (the "Broadway Video Acquisition"). On November 22, 1996, the Company paid an additional $0.9 million to BVELP in satisfaction of the Company's obligations under the working capital adjustment provided for in the Asset Purchase Agreement. The Broadway Video Acquisition has been accounted for under the purchase method of accounting using a preliminary allocation of the purchase price which will be subject to final adjustment.

Strategic Alliance with Hallmark

On September 6, 1996, the Company completed the sale to H C Crown Corp., a wholly owned subsidiary of Hallmark, of 2,356,198 shares of Common Stock for approximately $25.0 million. The sale represented the completion of the first step in the Company's strategic relationship with Hallmark. The Company and Hallmark are discussing a further $25.0 million investment by Hallmark in Common Stock and the terms of their strategic alliance.

FUTECH Agreement

On August 14, 1996, the Company entered into an agreement with FUTECH, pursuant to which the Company was granted certain rights with respect to FUTECH's exclusive "talking pages" technology. Pursuant to such agreement, the Company paid approximately $2 million.

Agreement to Sell Penn Corp

On November 13, 1996, the Company and Peacock Papers, Inc. ("Peacock") signed a definitive agreement for the sale of the stock of Penn to Peacock. The transaction is subject to a number of conditions, including, without limitation, financing by Peacock, and is anticipated to close prior to the year end.

PART II       OTHER  INFORMATION

ITEM 2.       CHANGES IN SECURITIES

1 On August 20, 1996, in connection with the Broadway Video Acquisition, the Company issued to BVELP 901,408 shares of Common Stock. Such shares were issued to BVELP as partial consideration ($10.0 million) for the sale by BVELP to a subsidiary of the Company of substantially all of BVELP's television and film library properties. Such shares were issued in connection with a privately negotiated transaction exempt from registration under the Securities Act pursuant to Section 4(2) therof.

         On August 20, 1996, the Company issued $100.0 million of Preferred Securities. On September 9, 1996, the Company issued an additional $15.0 million of Preferred Securities pursuant to an overallotment option granted with respect to the $100.0 million offering. The initial purchasers (the "Initial Purchasers") in respect of the Preferred Securities were Merrill Lynch & Co., Donaldson, Lufkin & Jenrette Securities Corporation and SBC Warburg Inc. The Preferred Securities were sold to the Initial Purchasers in a privately negotiated transaction exempt from registration under the Securities Act pursuant to Section 4(2) therof. The Preferred Securities subsequently were resold to qualified institutional buyers in reliance on Rule 144A under the Securities Act. Golden Books Publishing paid the Initial Purchasers approximately $3.0 million as compensation for arranging the investment of the proceeds of the Preferred Securities in the Convertible Debentures.

         On September 6, 1996, the Company sold to H C Crown Corp., a wholly-owned subsidiary of Hallmark, 2,356,198 shares of Common Stock for approximately $25.0 million. Such shares were sold in a privately negotiated transaction exempt from registration under the Securities Act pursuant to Section 4(2) therof.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                       (a)      Exhibits:

Exhibit Number                  Description
--------------                  -----------

      10.1                      Amended and Restated Declaration of Trust of Golden Books Financing Trust, dated
                                August 20, 1996*

      10.2                      Indenture, dated as of August 20, 1996, between The Bank of New York, as Indenture
                                Trustee, Golden Books Family Entertainment, Inc. and Golden Books Publishing
                                Company, Inc.*

      10.3                      Preferred Securities Guarantee Agreement, dated as of August 20, 1996, between Golden
                                Books Family Entertainment, Inc. and The Bank of New York, as Guarantee Trustee*

      10.4                      Registration Rights Agreement, dated August 20, 1996, among Golden Books Financing
                                Trust, Golden Books Family Entertainment, Inc., Golden Books Publishing Company,
                                Inc., Merrill Lynch & Co., Donaldson, Lufkin & Jenrette Securities Corporation and SBC
                                Warburg Inc.*

      10.5                      Registration Rights Agreement, dated as of September 6, 1996, between Golden Books
                                Family Entertainment, Inc. and H C Crown Corp.*

      10.6                      Amendment No. 1 to Asset Purchase Agreement, dated as of August 20, 1996 to Asset
                                Purchase Agreement, dated as of July 30, 1996 among Broadway Video Entertainment,
                                L.P., Broadway Video Enterprises, Inc., Lone Ranger Music, Inc., Palladium Limited





                                Partnership, Golden Books Family Entertainment, Inc., Golden Books Publishing
                                Company, Inc. and LRM Acquisition Corp.*

      10.7                      Registration Rights Agreement, dated August 20, 1996, between Golden Books Family
                                Entertainment, Inc. and Broadway Video Entertainment, L.P.*

      10.8                      License Agreement, dated August 20, 1996, among Broadway Video Enterprises, Inc.,
                                Broadway Video Entertainment, L.P. and Golden Books Publishing Company, Inc.*

      10.9                      License Agreement, dated August 20, 1996, among Broadway Video, Inc., Broadway
                                Video International ltd, and Golden Books Publishing Company, Inc.*

      10.10                     License Agreement, dated August 20, 1996, between Broadway Video Enterprises, Inc.
                                and Golden Books Publishing Company, Inc.*

      10.11                     Trademark License Agreement, dated August 20, 1996, among Broadway Video, Inc.,
                                Broadway Video Entertainment, L.P., Golden Books Publishing Company, Inc. and LRM
                                Acquisition Corp.*

      10.12                     Sublease Agreement, dated as of August 20, 1996, between Broadway Video, Inc. and
                                LRM Acquisition Corp.*

      10.13                     Amended and Restated Employment Agreement, dated as of August 20, 1996, between
                                Golden Books Family Entertainment, Inc. and Richard E. Snyder*

      10.14                     Amended and Restated Non-Recourse Promissory Note, dated as of August 20, 1996, executed by Richard E. Snyder in favor of Golden Books Family Entertainment, Inc.*

      10.15                     Amended and Restated Pledge Agreement, dated as of August 20, 1996, executed by
                                Richard E. Snyder*

      27.1                      Financial Data Schedule

*     Previously filed as an exhibit to the Company's Quarterly Report on Form
      10-Q for the quarter ended August 3, 1996.

                       (b)      Reports on Form 8-K:

                                A Current Report on Form 8-K, dated August 20,
                                1996, as amended by a Current Report on Form
                                8-K/A filed on October 15, 1996, reporting an
                                Item 2 "Acquisition or Disposition of Assets" was filed with the Securities and Exchange
                                Commission.

                                A Current Report on Form 8-K, dated September
                                6, 1996, reporting Item 5 "Other Events" was filed with the Securities and Exchange
                                Commission.

                                A Current Report on Form 8-K, dated September
                                25, 1996, reporting Item 5 "Other Events" was filed with the Securities and Exchange
                                Commission.

                                A Current Report on Form 8-K, dated December
                                15, 1996, reporting an Item 8 "Change in
                                Fiscal Year" was filed with the Securities and Exchange Commission.



                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.

December 13, 1996                         /s/ Richard E. Snyder
                                          ------------------------------------
                                          Richard E. Snyder
                                          Chairman  of the Board, President and
                                          Chief Executive Officer


December 13, 1996                         /s/ Philip E. Rowley
                                          ------------------------------------
                                          Philip E. Rowley
                                          Executive Vice President and
                                          Chief Financial Officer