Form 10-K
period 1996-12-28
GOLDEN BOOKS FAMILY ENTERTAINMENT INC
filed 1997-03-28
CIK 790706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                  For the Fiscal period ended December 28, 1996


                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the transition period from ...... to ......

                         Commission file number 0-14399

                     GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                 06-1104930
             --------                                 ----------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

      850 Third Avenue, New York, New York                      10022
    (Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including area code:  (212) 583-6700


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                              Common Stock, par value $ .01 per share
                              ---------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X or No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price as quoted on NASDAQ on March 24, 1997, was approximately $ 222,456,690. As of March 14, 1997 25,986,842 shares of Common Stock were outstanding.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1997 annual meeting of stockholders to be held on May 13, 1997 are incorporated by reference into
Part III of this Form 10-K.

            GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

                               DECEMBER 28, 1996

                                     INDEX




PART I

Item 1.  Business.............................................................4
Item 2.  Properties..........................................................12
Item 3.  Legal Proceedings...................................................13
Item 4.  Submission of Matters to a Vote of Security Holders.................14


PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
             Matters.........................................................15
Item 6.  Selected Financial Data.............................................16
Item 7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operation............................................17
Item 8.  Financial Statements and Supplementary Data ........................24
Item 9.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure............................................24


PART III

Item 10. Directors and Executive Officers of the Registrant..................25
Item 11. Executive Compensation..............................................25
Item 12. Security Ownership of Certain Beneficial Owners and Management......25
Item 13. Certain Relationships and Related Transactions......................25


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....25

                           FORWARD LOOKING STATEMENTS



This Annual Report on Form 10-K contains forward-looking statements made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In connection with these "safe harbor" provisions, the Company has identified important factors that could cause actual results to differ materially from those contained in any forward looking statements made by the Company. Any such statement is qualified by reference to the following cautionary statements.

The Company's businesses operate in highly competitive markets and are subject to changes in general economic conditions, intense competition, changes in consumer preferences, loss of key licenses, adverse changes in relationships with key retailers and/or wholesalers, the degree of acceptance of new product introductions, the uncertainties of litigation, as well as other risks and uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.


Developments in any of these areas, which are more fully described elsewhere in Part I, Item 1-Business, and Item 3-Legal Proceedings, and in Part II, Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company.


The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward looking statements contained herein or that may be made from time to time by or on behalf of the Company.

                                     PART I

ITEM 1. BUSINESS

GENERAL


Golden Books Family Entertainment, Inc. (the "Company" or "Golden Books") is the largest publisher of children's books in the North American retail market. The Company, through its Children's and Adult Publishing divisions, creates, publishes and markets an extensive range of children's entertainment products, including "Little Golden Books" and other storybooks, coloring/activity books, electronic storybooks, puzzles, educational workbooks, reference books and novelty book formats. The Company has published its flagship product line, "Little Golden Books", for over 50 years.


The Company's products utilize both owned and licensed characters. The Company's owned characters include The Pokey Little Puppy and Little Lulu. Many of the Company's products, particularly its coloring/activity books, use licenses from Children's Television Workshop (the creator of Sesame Street), DC Comics Inc. ("DC Comics"), Mattel, Inc. ("Mattel"), Mercer Mayer (the creator of Little Critters) and The Walt Disney Company ("Disney"). Characters licensed from these and other companies include Sesame Street, Barbie, the Muppets, Superman and Barney. The Disney character license allows the Company to use, in selected product categories, all of Disney's animated characters, including Mickey Mouse, Winnie the Pooh and Pinocchio and characters from The Little Mermaid, The Lion King, Aladdin and Pocahontas, as well as characters from more recent releases such as The Hunchback of Notre Dame, Toy Story and 101 Dalmatians. In addition, the Company has licensing arrangements in connection with the theatrical re-release of the Star Wars trilogy and the next Batman movie, and has an arrangement in principal with respect to The Big Bag, a new series from Children's Television Workshop.

On August 20, 1996, The Company acquired an extensive library of character-based properties which constituted substantially all of the family entertainment assets of Broadway Video Entertainment, L.P. (the "Broadway Video Acquisition"). The library is comprised of copyrights, distribution rights, trademarks and licenses relating to characters, television programs and motion pictures, both animation and live action, and includes individual specials and multiple episode series. Among the library titles are Rudolph the Red-Nosed Reindeer, Frosty the Snowman, Santa Claus Is Coming to Town, Lassie, 26 half-hour episodes of Felix the Cat, Underdog, 52 half-hour episodes of Abbott and Costello, The Lone Ranger and Tennessee Tuxedo. The Company operates the business acquired in the Broadway Video Acquisition through its Golden Books Entertainment Group ("GBEG") division. The Company licenses properties from its GBEG division library to third parties, both domestically and internationally, for use on television, on home video and in ancillary media, and intends to utilize selected properties and characters in the GBEG division library in its children's publishing products, particularly in the storybook, coloring/activity book and home video categories.

The Company's commercial printing division provides creative printing and publishing services to third parties. The commercial printing division's activities are grouped into three business categories: graphic art services and commercial printing; educational kit manufacturing; and custom publishing services.


ADOPTION OF NEW BUSINESS STRATEGY

On May 8, 1996, Golden Press Holding, L.L.C., an investment vehicle formed by Warburg, Pincus Ventures, L.P., Richard E. Snyder and Barry Diller, invested $65 million in the Company. At that time, the Company's name was changed to Golden Books Family Entertainment, Inc. Mr. Snyder, the former Chairman and Chief Executive Officer of Simon & Schuster, Inc., was appointed Chairman and Chief Executive Officer of the Company. Since such time, Mr. Snyder has assembled a new senior management team, which is in the process of implementing a new business strategy to build a leading family entertainment company that creates, publishes and licenses children's entertainment products. New management intends to build on the Company's position as a leader in the children's publishing market, utilizing the strength of the

Golden Books brand to provide family-oriented content through multiple media. The Company intends to implement its business strategy through internal growth, strategic acquisitions, joint ventures and other alliances. In furtherance of this goal, the Company took the following strategic actions during Fiscal 1996:


ACQUISITION OF BROADWAY VIDEO ENTERTAINMENT.


As one of the Company's first steps in implementing its strategy, the Company acquired an extensive library of character-based family entertainment from Broadway Video Entertainment, L.P. on August 20, 1996, for a purchase price of $91.0 million ($81.0 million in cash and $10 million in common stock of the Company). The Company operates the business acquired in the Broadway Video Acquisition through its GBEG division. See "Business Segments - Golden Books Entertainment Group Division."


HALLMARK STRATEGIC ALLIANCE.


On September 6, 1996, the Company entered into its first strategic alliance with Hallmark Cards, Incorporated ("Hallmark") pursuant to which H C Crown Corp., a wholly owned subsidiary of Hallmark, purchased 2,356,198 shares of common stock of the Company for approximately $25.0 million (the "Hallmark Investment"). Hallmark and the Company have announced the possibility of a second investment of $25.0 million in the Company by Hallmark. While the parties have delayed a decision with respect to such second investment until July 1, 1997, they continue to discuss a strategic relationship between the two companies, premised on the good faith efforts of Hallmark and the Company to develop constructive working relationships across appropriate lines of business, including, but not limited to, personal expression, family entertainment and personal development products.


RESTRUCTURING PLAN AND OTHER CHARGES.

As part of new management's plan to return the Company's core publishing business to profitability and to re-deploy assets, new management has taken a number of strategic actions and accordingly, made decisions with respect to certain of the Company's assets, writedowns and other charges in the consolidated financial statements for the eleven months ending December 28, 1996 totaling approximately $132.3 million (including charges of approximately $17.7 million in connection with the sale of a significant equity interest to GP Holding) as follows: (i) a restructuring charge totaling $65.7 million including a $21.5 million loss on the disposition of Penn; a $24.3 million non-cash charge relating to the Company's strategic decision to outsource its information technology department, relocate Golden Books Publishing's main manufacturing facility to a new, more efficient location and dispose of a commercial printing facility; the related severance costs of $8.0 million associated with such reorganization announced on December 12, 1996; a $3.0 million adjustment in the estimated net realizable value of the Company's Fayetteville facility; $7.6 million in costs associated with the termination of certain customer program initiatives; and an additional $1.3million relating to facility exit costs; (ii) a cost of sales adjustment of $25.0 million comprised of $17.6 million of costs pertaining to the Company's decision to discontinue or replace certain product lines and expeditiously liquidate related inventory and slow moving product and $7.4 million of other inventory related costs, consisting primarily of licenser and prepublication costs, (iii) a selling, general and administrative charge of $11.0 million relating to costs associated with management's revised plans to resolve certain legal and contractual matters; (iv) adjustments to revenue totaling $3.4 million and an operating expense charge of $2.3 million to establish reserves in connection with the Company's plans to resolve differences with customers with a view toward mending and improving the Company's relationships with its customers and (v) $7.2 million of other one time charges consisting primarily of $3.8 million in consulting fees incurred in relation to new management's review of the operations of the Company, $1.7 million of facility costs and other one time miscellaneous charges of $1.7 million. As of December 28, 1996, $1.3 million of facility related costs and $.6 million of the severance have been paid.

In addition, the Company plans to incur approximately $20.5 million in one time transition costs during 1997 in connection with the Company's strategic plan, consisting mainly of moving costs associated with the new facilities, outsourcing of the information technology department and consulting services associated with implementing the strategic plan.


                          BUSINESS SEGMENT INFORMATION


The Company has two business segments which it operates through its principal operating subsidiary, Golden Books Publishing Company, Inc. ("Golden Books Publishing"): Consumer Products, which includes its Children's and Adult Publishing and Golden Books Entertainment Group divisions and included
Penn Corporation, its formerly wholly owned subsidiary which designed and produced paper party goods and other similar products (see Penn Divestiture), and Commercial Products, which includes its Commercial Printing division.
For certain information with respect to net sales, operating profits and identifiable assets attributable to the Company's Consumer Products and Commercial Products business segments, see note 21 to the Company's Consolidated Financial Statements herein.

CHILDREN'S AND ADULT PUBLISHING


The Company's children's products, which generally are designed to be appropriate for children up to age eight, fall into four broad categories: (i) "Classic Format;" (ii) electronic storybooks and CD-ROMs; (iii) education and reference; and (iv) trade and novelty. Historically, the Company has distributed its children's publishing products primarily through mass market channels (which include national discount store chains, such as Wal Mart, K Mart, Target and Toys "R" Us), although, to a lesser extent, the Company has sold children's products through bookstores and specialty retailers (children's educational specialty retailers, other toy stores, supermarkets, drugstores and warehouse clubs), special markets (such as school book clubs, school book fairs, paperback jobbers, catalogue sales and educational institutions) and international channels.

A substantial portion of the Company's children's publishing products utilize characters licensed from third parties. The Company believes that the variety and popularity of such licensed characters is among its most important competitive factors. Such licensed characters include, but are not limited to, characters from Sesame Street, Barbie, the Muppets, Superman and Barney. The Company's character license with Disney allows the Company to use, in selected product categories, all of Disney's animated characters, including Mickey Mouse, Winnie the Pooh and Pinocchio and characters from The Little Mermaid, The Lion King, Aladdin and Pocahontas, as well as characters from more recent releases such as The Hunchback of Notre Dame, Toy Story and 101 Dalmatians. In addition, the Company has licensing arrangements in connection with the theatrical re-release of the Star Wars trilogy , the next Batman movie and the upcoming animated feature film Anastasia, and has an arrangement in principal with respect to The Big Bag, a new series from Children's Television Workshop. The Company also has taken steps to improve relationships with potential and existing licensers. In January, 1997, the Company obtained renewal of its storybook and color/activity book license with Jim Henson Productions for the classic Muppet characters, which management believes was at risk of being lost to competitors. In addition, the Company continues to develop and enhance its products featuring characters licensed under its agreement with Mercer Mayer. In Fiscal 1996 the Company's five largest sources of licensed properties were Disney, DC Comics, Children's Television Workshop, Mercer Mayer and Mattel.

The Company intends to invest increased resources in the expansion, through internal development and acquisitions, of its proprietary character base in order to build up a larger backlist of titles that can be sold over the course of several years and that can be produced in multiple media and sold through multiple distribution channels. The Company intends to simultaneously expand the breadth of its licenses with existing and new licensors.

CLASSIC FORMAT PRODUCTS

The Company's Classic Format category of products consists of storybooks and coloring/activity books and products, as described below. This category of products accounts for the largest share of the Company's children's publishing revenues and unit sales. Most products in the Classic Format category are high volume products that carry a retail price under $5.00. The volume and price point of these products makes them particularly attractive to mass market retailers, although Classic Format products are distributed through other channels to a lesser extent. The Company intends to introduce new Classic Format products with higher price points to be sold in bookstores and specialty retail stores.


Storybooks are published principally under the Golden Books, Little Golden Books and Golden Look Look trademarks. In addition to storybooks in the foregoing format, the Company also publishes paperback books and cloth and vinyl books for babies. The Company's storybook products, in particular those bearing the Golden Books brand, stress "classic" themes such as self-esteem, friendship, family values and general issues associated with growing up. Typical storylines involve topics such as dealing with a new school, family dynamics and the pressures and rewards of friendships.

Coloring/activity books and products include coloring books, paint books, sticker books, paper doll books, crayons and boxed activity products. The Company markets these products under the Golden Books and Merrigold Press trademarks.

The Company's coloring/activity books and products generally are designed to be appropriate for children ages three to five and are designed to encourage age-appropriate activities, particularly the development of artistic and motor skills. They contain less thematic material than the Company's storybooks and focus primarily on images and scenes utilizing licensed or owned characters.


The Company intends to utilize selected properties and characters in the GBEG library in its children's publishing products, in particular in the storybook and coloring/activity book categories. See "--Golden
Books Entertainment Group Division."

ELECTRONIC STORYBOOKS AND CD-ROM

The Company believes that it was the first to release electronic storybook products and was at one time the leading manufacturer and distributor of interactive children's books incorporating electronically produced audio effects. However, in recent years, the Company's products in this category have not been cost competitive with those of other manufacturers and the Company's market share has declined substantially.

The Company's products in the electronic storybook and game and computer category have a higher price point than the Company's Classic Format products, with a retail price of between $5.00 and $20.00. Products in this category are sold primarily to mass market accounts and independent distributors, although CD-ROM titles are sold primarily through computer stores and office superstores.

EDUCATION AND REFERENCE

The Company's education and reference products consist of workbooks, flashcards and reference books. The Company's workbook and flashcard products have an average retail price point of approximately $1.20 and its reference books have price points between $4.00 and $5.00. All of such products are sold primarily through mass market outlets. The Company intends to take advantage of sales opportunities for these products through retail and specialty retail and special markets distribution channels.


The Company intends to increase its product offerings in this category, marketing workbooks that utilize both licensed and proprietary characters and that contain enhanced characteristics such as full color interiors. To date, the Company's workbook products instead primarily have utilized generic characters. The Company also intends to create leveled reading series using its existing characters and titles, as well as licensed characters, the use of which is permitted under the Company's newest licenses.

TRADE AND NOVELTY PRODUCTS

The Company's current product offerings in this category consist of flap books, pop-up books, book plus products and multiple format books. Products in this category are in the $5.00 to $10.00 retail price range and are primarily distributed through bookstores and specialty retail stores and special markets.

The Company's product offerings in this category are at present limited due to the Company's historical focus on products suitable primarily for mass market distribution. However, the Company intends to expand its product offerings in the trade and novelty category, with an emphasis on products featuring the Company's proprietary characters. Products in this category that the Company intends to introduce include a hardcover picture book line with a $6.00 retail price point and a number of novelty book and book plus formats with retail price points under $10.00. The Company believes that significant sales opportunities for both its existing and proposed trade and novelty products exist through bookstores, mass market, special market and international distribution channels.


ADULT BOOKS


The Company's new management team is expanding the Golden Books brand into trade books focusing primarily on parenting and the family with the establishment of an Adult Publishing Group within Golden Books Publishing Company. The Company expects to introduce its first products in the family-related adult trade book category in the fall of 1997.


To date, the Adult Publishing Group already has agreements in principle to publish more than 40 new parent-related titles. These titles (assuming that related definitive agreements are reached) represent sufficient material for a two and one-half year publishing program, and are expected to begin to be released in fall 1997. Some of the titles currently contemplated for release include The Parents Answer Book, The Parents Book of Lists, The Parents Book of Baby Gear and The Parents Fun and Fabulous Party Book. These titles are part of three planned co-branded series, comprising a total of 15 books, based on Parents magazine editorial contents. In October, 1996, the Adult Publishing Group signed an agreement to publish a book by Stephen R. Covey, currently entitled The 7 Habits of Highly Effective Families. The Adult Publishing Group also has signed agreements to publish two titles by Cristina Ferrare, the television personality, and two titles by Judy Resnick, the investment adviser.


The Company intends to distribute its family-oriented adult trade book line primarily through bookstores, although the line also will include books published in formats suitable for mass market distribution. The Company intends to sell its family-oriented adult trade book line directly to national bookstore chains.

GOLDEN BOOKS ENTERTAINMENT GROUP DIVISION


The Company's GBEG division was established in August, 1996, upon the acquisition by the Company from Broadway Video Entertainment, L.P. of an extensive library of character-based family entertainment properties. The GBEG division's library is comprised of copyrights, distribution rights, trademarks and licenses relating to characters, television programs and motion pictures, both animation and live action, and includes individual specials and multiple episode series. Among the library titles are Rudolph the Red-Nosed Reindeer, Frosty the Snowman, Santa Claus Is Coming to Town, Lassie, 26 half-hour episodes of Felix the Cat, Underdog, 52 half-hour episodes of Abbott and Costello, The Lone Ranger and Tennessee Tuxedo.

The Company generates revenues from the GBEG division by licensing properties from the library to third parties, both domestically and internationally, for use on television, on home video and in ancillary media. The Company also, where its rights so permit, intends to license specific characters in the GBEG division library (rather than the entire property) for use in new television programs, theatrical films and home video. In addition, the Company intends to license merchandising rights in its characters for use in a variety of products.

The existing licenses granted to third parties in respect of the properties acquired in the Broadway Video Acquisition generally cover a limited time period, usually of two to three years in duration. Additionally, Broadway Video Entertainment, L.P. typically granted narrow licenses so that the same property could be simultaneously licensed to multiple parties for different purposes. This will enhance the ability of the GBEG division to maximize license revenue from the properties in its library.

In addition to generating licensing revenues, the Company intends to utilize selected properties and characters in GBEG's library in its children's publishing products, particularly in the storybook, coloring/activity book and home video categories. The Company believes that the GBEG division's library will give it the requisite volume and quality of product to meaningfully compete in the home video market with Golden Books branded content, as well as the ability to market and cross-promote through books, video and television. In connection with the Broadway Video Acquisition, the Company retained several key employees of the general partner of Broadway Video Entertainment, L.P., including Eric Ellenbogen, the President of the general partner of Broadway Video Entertainment, L.P., as President of the Entertainment Group division and Executive Vice President of the Company. The Company believes that Mr. Ellenbogen and such other key employees will enable the Company to maximize the value of the GBEG division's library assets as well as the Company's existing character assets.

COMMERCIAL PRINTING DIVISION


The Company, through its Commercial Printing Division provides creative, printing and publishing services to third parties. The Company manufactures products for its Commercial Printing Division at factories located in Racine, Wisconsin and Cambridge, Maryland. The Company groups these activities into three business categories: graphic art services and commercial printing; educational kit manufacturing; and Custom Publishing services.


A substantial portion of the Company's graphic art services and commercial printing business is concentrated in the printing of books, industrial manuals, catalogs, maps and promotional materials. The Company also engages in commodity printing (such as tax instruction booklets and tax forms), which business usually is obtained on a competitive bid basis and is generally produced when the Company has production capacity available. Educational kit manufacturing includes the development, printing, sourcing, packaging and assembly of as many as 200 different components for one kit. Custom Publishing includes the creation, design, production, assembly and distribution for major consumer products and fast food companies of customized products for their marketing and promotional programs.

CAMBRIDGE SALE


As part of the Company's effort to streamline its printing operations in order to focus on its core publishing and entertainment business, the Company recently announced its decision to sell its Cambridge division, which is engaged primarily in third-party commercial printing.

PENN DIVESTITURE


Penn Corporation, formerly a wholly owned subsidiary of Golden Books Publishing, designed and produced decorated paper tableware, party accessories, invitations, gift wrap products, stationery and giftware. New management determined that Penn did not fit the Company's future strategic direction and, accordingly, sold Penn to Peacock Papers, Inc. on December 23, 1996.


DISTRIBUTION AND SALES

The Company's children's publishing products are distributed through (i) mass market, both directly and through independent distributors, (ii) bookstores and specialty retail stores, (iii) special markets and (iv) international distribution channels.

Historically, mass market distribution has accounted for the largest portion of children's publishing product sales. Among the Company's largest customers in 1996 were Wal Mart ,Toy "R" Us , K Mart and Target. To a lesser extent, the Company has distributed its children's publishing products through other domestic distribution channels.

Internationally, the Company's children's publishing products are marketed in approximately 80 countries and are published in English, Spanish, Japanese, Korean and Portuguese. Books produced under subsidiary rights licensing are issued in 23 languages, including Finnish, Indonesian and Mandarin. The Company has the largest market share in the children's book category in Canada. The Company's sales in Canada and, to a lesser extent, the United Kingdom account for a majority of its international sales revenues.

The GBEG division exploits its library assets in all media and territories worldwide directly or through sub-distributors. GBEG's series, specials, and features are licensed directly to domestic and international broadcasters (terrestrial, cable and satellite) and home video distributors through an internal program distribution staff. Sub-agents have been appointed in specific territories on a case-by-case basis. Similarly, product licensing and merchandising is conducted by an internal department with occasional use of outside agents.

The Company intends to distribute its family-oriented adult trade book line primarily through bookstores, although the line also will include books published in formats suitable for mass market distribution. The Company intends to sell its family-oriented adult trade book line directly to national bookstore chains.


The Company has been in the process of reorganizing its sales and marketing functions, fully integrating and restructuring them into customer-focused teams that target specific retail accounts, coordinate specific promotions and liaison with important licensors. In order to ensure maximum responsiveness to customer needs, the Company also is taking steps to ensure that these needs are channeled from the Company's sales staff to its editorial staff. In addition, the Company has put in place a new incentive program for its sales personnel.

The Commercial Printing Division's services are sold by approximately 20 employee sales representatives located in field offices throughout the United States.


COMPETITION


The children's publishing market is highly competitive. Competition is based primarily on price, quality, distribution, marketing and licenses. In mass market sales, the Company faces competition primarily from smaller competitors, including, but not limited to, Landoll, Inc., in the coloring/activity category, Publications International, Ltd., in the electronic storybook category, and School Zone Publishing Co., in the educational workbook category. In the trade and specialty trade categories, the Company's principal competitors are Random House, Inc., Simon & Schuster, Inc., Scholastic Corp. and HarperCollins Publishers, Inc. The Company also competes for a share of consumer spending on children's entertainment and educational products against companies that market a broad range of products utilizing a broad range of technologies that are unrelated to those marketed by the Company.


The market for licenses is also highly competitive and the Company competes against many other licensees for significant licenses. In recent years, licensors have fragmented licenses, which has reduced the cost of purchasing a license. As a result, smaller bidders have been able to enter the market for licenses, which has resulted in increased competition in this market.

Many of the Company's current competitors have greater financial resources than the Company and, in selected markets, greater experience than the Company. Many of the markets which the Company intends to enter each contain a number of competing entities, many of which may have greater financial resources and experience with respect to these markets than the Company.

The Commercial Printing Division competes with numerous companies, the largest of which is R.R. Donnelly & Sons Company. Competition, which is based upon formats, price, quality and delivery, is intense, particularly in the graphic art and commercial printing businesses.


MANUFACTURING

The Company currently manufactures the majority of its products from its plants in Racine, Wisconsin and Cambridge, Maryland. Additional components and services are obtained from third party vendors in the United States and abroad. The Company's electronic products typically contain a higher portion of outsourced content than its printed products, particularly the software and electrical components.


On December 12, 1996, the Company announced that it would continue to manufacture certain of its core children's publishing products in a new, more efficient facility in Racine, Wisconsin, and outsource all other printing and manufacturing. In connection with such decision, the Company was awarded financial incentives valued at up to $5 million by the State of Wisconsin and the City and County of Racine, as well as certain financial concessions from the five labor unions with which the Company contracts. In this regard, the Company announced that it had selected a site for such new manufacturing facility in the Village of Sturtevant, Wisconsin. The Company is currently in discussions with real estate developers who would buy the property, build the new facility to the Company's specifications and lease it to the Company on a long-term basis. The Company expects to be operational at the new facility by the end of Fiscal 1997. The Company intends to sell its current facilities in Racine after the move is completed and to work with the City of Racine in connection with such sale.

In an effort to streamline the Company's printing business, new management has decided to sell the Cambridge division of the Company's commercial printing operations, which includes the Company's plant in Cambridge, Maryland.

EMPLOYEES

The Company and its subsidiaries have approximately 1,470 employees, calculated on a full-time equivalent basis. Approximately 470 employees are represented by labor unions. The Company negotiated new three-year contracts which began during the third quarter of Fiscal 1996 with (i) the Graphic Communications International Union, Local 223B, (ii) the International Brotherhood of Teamsters, Local 43, (iii) the Graphic Communications International Union, Local 254M and (iv) the International Union of Operating Engineers, Local 309, in each case on terms it considers satisfactory. The Company's Canadian subsidiary has a contract with Local 1024 of the United Rubber, Cork, Linoleum and Plastic Workers of America AFL-CIO, CLC, which expires on December 31, 1997. The Company's contract with the United Auto Workers, Local 1007, which represents approximately 120 employees at the Company's Racine plant, expires September 30, 1999. The Company believes that its relations with its employees generally are good.

In connection with the production of storybooks and coloring/activity books, the Company typically hires writers, illustrators and other creative talent on a freelance, work-for-hire basis to complete its projects. Similarly, to manufacture electronic storybooks the Company generally outsources tasks such as electrical design and software programming while retaining artistic supervision and control.

ITEM 2. PROPERTIES

Certain information as to the significant properties used by the Company in the conduct of its business is set forth in the following table:

LOCATION                  SQUARE FEET  TYPE OF USE

New York, NY                 50,000    Corporate offices; publishing offices;
                                         sales offices.

Racine, WI                  960,000    Corporate, creative and
                                         marketing offices and printing
                                         facilities.

Coffeyville, KS             547,000    Warehousing and distribution.

Crawfordsville, IN          403,000    Warehousing and distribution.

Cambridge, MD               231,000    Printing; warehousing.

Cambridge, Ontario, Canada  148,000    Corporate offices; sales offices;
                                       warehousing and distribution.

All of the foregoing properties are owned by the Company, except for 90,000 leased square feet in Cambridge, Maryland and the Company's New York offices. In addition to the properties described above, the Company owns or rents various other properties that are used for administration, sales offices and warehousing.

On December 12, 1996, the Company announced that it would continue to manufacture certain of its core children's publishing products in a new, more efficient facility in Racine, Wisconsin, and outsource all other printing and manufacturing. In connection with such decision, the Company was awarded financial incentives valued at up to $5 million by the State of Wisconsin and the City and County of Racine, as well as certain financial concessions from the five labor unions with which the Company contracts. In this regard, the Company announced that it had selected a site for such new manufacturing facility in the Village of Sturtevant, Wisconsin. The Company is currently in discussions with real estate developers who would buy the property, build the new facility to the Company's specifications and lease it to the Company on a long-term basis. The Company expects to be operational at the new facility by the end of Fiscal 1997. The Company intends to sell its current facilities in Racine after the move is completed and to work with the City of Racine in connection with such sale.

In December 1996, the Company entered into a lease agreement relating to a new, 112,000 square foot corporate headquarters for the Company in New York City and simultaneously entered into a lease termination agreement with respect to its current New York City office space. The Company expects to move into its new corporate headquarters in the third quarter of Fiscal 1997.


In addition to the foregoing properties, the Company also owns a 702,000 square foot facility in Fayetteville, North Carolina which was primarily used in connection with the manufacture and distribution of games and puzzles. During August 1994, the Company sold its game and puzzle operation to Hasbro, Inc., although this facility was not included in the sale. The Company intends to accelerate the sale of this facility. This facility currently is classified as an asset held for sale.

In an effort to streamline the Company's publishing business, new management has decided to sell the Cambridge division of the Company's commercial printing operations, which includes the Company's 231,000 square foot printing and warehousing facility in Cambridge, Maryland. This facility currently is classified as an asset held for sale.

ITEM 3. LEGAL PROCEEDINGS


Golden Books Publishing and Penn have been informed by the Environmental Protection Agency (the "EPA") and/or state regulatory agencies that they may be potentially responsible parties ("PRPs") and face liabilities under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly known as "CERCLA" or "Superfund") or similar state laws. In all cases except those described below, the Company has resolved its liability or is in the process of resolving its liability for amounts not material. Although the Company divested Penn in December, 1996, the Company has agreed to indemnify Peacock Papers, Inc. against certain of Penn's environmental liabilities, including the Cork Street Landfill and Fulford Street Property discussed herein.

The Wisconsin Department of Natural Resources (the "WDNR") alleges that the Company is a responsible party for drums found at a site located in unincorporated Racine County. The WDNR and the Company have entered into an agreement which requires the Company to remove drums and soil from the site. The disposal of these drums dates back almost 30 years. Golden Books Publishing did not authorize disposal of its waste drums at the site. The Company's obligations pursuant to this Agreement will be completed by mid-1997 at a cost of less than $150,000.

At the Hunt's Landfill site in Racine County, Wisconsin, Golden Books Publishing's liability pursuant to the terms of a consent decree is limited to approximately 4% of the total remedial costs. The current estimate of the total costs is in the range of $22 million. In accordance with the consent decree, the Company has provided for its share of the probable clean-up costs.

At the Hertel Landfill in Plattekill, New York, the Company is one of five PRPs sued by the EPA in 1994 for recovery of past EPA response costs of approximately $2.5 million. In September 1991, the EPA approved a remedial action for the Hertel Landfill site that currently is estimated to cost $4.1 million other than groundwater remediation costs, if any are required. One of the site's non-defendant PRPs has been complying with an EPA unilateral administrative order requiring investigation and clean-up of the site and is now seeking contribution towards its cost from the Company and more than 20 other PRPs. At the time the 1991 order was issued, the Company did not comply. As of June 26, 1996, representatives of the Company reached agreement with the EPA to come into compliance with the order and pay a penalty of $625,000 for previous non-compliance. At the current time, the PRPs are attempting to negotiate the appropriate allocation for responsibility at this site for final clean-up and related costs. The
Company and the government have reached a tentative allocation and are in the process of negotiating a Consent Decree which will establish the Company's future responsibilities at the site.

The Company also has been identified as a PRP at another site located in Poughkeepsie, New York. The Company and eight other PRPs received a notice letter in 1995 from the State of New York regarding this site. New York State will be seeking recovery of its past oversight costs of more than $600,000 plus future oversight and maintenance costs associated with this site, currently estimated by the State at $830,000. There has been no attempt made to develop an allocation or to identify all PRPs to date, but the construction phase of the remedy has been completed by other parties without Company involvement.

On October 2, 1996, the Company received notice from the City Attorney of Kalamazoo, Michigan that Beach Products, a division of Penn, will be asked to participate in the remediation of the Cork Street Landfill site located in the city which was allegedly used by Beach Products in the past. Current cost estimates for the remediation required at the site are as high as $24,000,000. More that 70 entities will be requested to provided financial contribution to the remediation.

On November 14, 1996, the Michigan Department of Environmental Quality requested that corrective actions be taken as a result of the discovery of a leaking underground storage tank system at the Fulford Street Property of the Company on November 8, 1996. An initial site assessment is being completed by the Company's outside consultant. Preliminary estimates indicate that the costs associates with this release should not exceed $300,000.

In addition to these environmental matters, Golden Books Publishing filed an action in 1994 in the United States District Court, Eastern District of Wisconsin captioned as Western Publishing Company Inc. v. MindGames, Inc. seeking a declaration of rights in regard to Golden Books Publishing's alleged breach of various of its obligations under its licensing agreement with the defendant for distribution through 1994 of the adult board game known as "Clever Endeavor." This case involves the Company's now-discontinued adult and children's game division. The defendant, believing its board game had the potential to become one of the most popular of all time, has maintained that certain of the alleged breaches entitle it to damages of as much as $40 million resulting from lost profits and unpaid royalties. The Court recently granted Golden Books Publishing's partial motion for summary judgment and held that the defendant is precluded from recovering lost profits. Accordingly, the defendant's damage claim is now limited to its unpaid royalties of $1.2 million. Golden Books Publishing denies that it has any liability to defendant.

The Company is actively pursuing resolution of the aforementioned matters or is awaiting further government response. While it is not feasible to predict or determine the outcomes of these proceedings, it is the opinion of management that these outcomes have been adequately reserved for and will not have a materially adverse effect on the Company's financial position or future results of operations.

The Company and its subsidiaries are parties to certain other legal proceedings which are incidental to their ordinary business, none of which the Company believes are material to the Company and its subsidiaries taken together as a whole.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

         ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS

                           STOCKHOLDERS' INFORMATION




COMMON STOCK PRICES


The Company's Common Stock, per value $.01 per share ("Common Stock") is traded over-the-counter and is quoted on the NASDAQ National Market System (symbol GBFE). Common stockholders of record at December 28, 1996 numbered approximately 7,000. The following table sets forth the range of prices (which represent actual transactions) by quarter as provided by the National Association of Securities Dealers, Inc.

FISCAL YEAR ENDED DECEMBER 28, 1996 (1)


                               High                    Low
First Quarter                  10 7/8                  7 7/8
Second Quarter                 15 1/8                  10 3/8
Third Quarter                  12 1/2                  10 3/8
Fourth Quarter                 12 1/4                  10 3/4


FISCAL YEAR ENDED DECEMBER 30, 1995 (1)


                                High                    Low
First Quarter                   10                      8 1/8
Second Quarter                  11 3/4                  8
Third Quarter                   14 1/2                  9 3/4
Fourth Quarter                  13 5/8                  7 3/4


1) On November 30, 1996, the Company changed its Fiscal year end so as to end on the last Saturday in December. Accordingly, the quarterly range of prices has been restated to reflect the Company's revised quarters as follows:


                                   1996                1995
                                   ----                ----
     First Quarter           March 30th           March 25th
     Second Quarter          June 29th            June 24th
     Third Quarter           September 28th       September 30th
     Fourth Quarter          December 28th        December 30th


DIVIDEND POLICY

Holders of Common Stock are entitled to receive such dividends as may be lawfully declared by the Board of Directors. Since its organization in 1984, the Company has not paid a cash dividend on the its Common Stock and management does not currently anticipate the payment of cash dividends on the Common Stock in the foreseeable future. The ability of the Company to pay cash dividends may be limited by the indenture governing the Company's 7.65% Senior Notes due 2002, which restricts the ability of Golden Books Publishing to pay cash dividends or make other cash distributions to the Company. In addition, the ability of the Company to pay cash dividends may be limited by the indenture governing the Company's 8 3/4 % Convertible Debentures due 2016 (which Debentures are held by Golden Books Financing Trust, the issuer of the 8 3/4 % Convertible Trust Originated Preferred Securities due 2016), which restricts, under certain circumstances, the ability of the Company to pay cash dividends and make other distributions on Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA


The selected consolidated financial data below is derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements". The Company changed it's fiscal year end so as to end on the last Saturday of December in each year. As a result the current fiscal period ended on December 28, 1996. The current periods results from operations are not necessarily comparable to prior periods as presented.

                                                    Eleven Months                              Year Ended
                                                        Ended      ----------------------------------------------------------------
                                                      December 28,      February 3,     January 28,     January 29,     January 30,
                                                          1996             1996            1995            1994             1993
                                                      -----------------------------------------------------------------------------
Income statement data:                                (In Thousands, Except Per Share Data)

Revenues
      Net sales                                         $ 254,046       $ 369,572       $  398,354       $  613,464       $ 649,089

      Royalties and other income                              959           1,722            2,207            2,404           2,226
                                                      -----------------------------------------------------------------------------


             Total Revenues                               255,005         371,294          400,561          615,868         651,315
                                                      -----------------------------------------------------------------------------

Costs and expenses:
      Cost of sales                                       231,792         281,392          297,421          432,503         425,274

      Selling, general and administrative                 142,721         129,020          124,128          203,042         188,161

      Restructuring charges                                65,741           8,701             -                -               -
      Gain on streamlining plan                              -             (2,000)         (20,352)            -               -

      Provision for write-down of Division                   -                -             (1,100)          28,180            -
                                                      -----------------------------------------------------------------------------


             Total costs and expenses                     440,254         417,113          400,097          663,725         613,435
                                                      -----------------------------------------------------------------------------

(Loss) income before distributions on guaranteed
  Preferred beneficial interests in the company's and Golden books publishing company, Inc.'s convertible debentures, Interest expense, provision (benefit) for income taxes and
  Cumulative effect of change in accounting principle     (185,249)       (45,819)             464          (47,857)         37,880



Distributions on guaranteed preferred beneficial
  interests in The company's and golden books
  publishing company, Inc.'s Convertible debentures          3,597            -                  -              -               -

Interest Expense, net of interest income                     6,764          9,896            15,573           15,463          9,522
                                                       ----------------------------------------------------------------------------

(Loss) income before provision (benefit) for income
  Taxes and cumulative effect of change in
  Accounting principle                                    (195,610)       (55,715)          (15,109)         (63,320)        28,358

Provision (benefit) for income taxes                         1,893         11,332             2,470          (22,295)        10,860
                                                       ----------------------------------------------------------------------------

(Loss) income before cumulative effect of change in
  Accounting principle                                    (197,503)       (67,047)          (17,579)         (41,025)        17,498

Cumulative effect of change in accounting principle           -               -                  -           (14,800)            -
Net (loss) income                                       $ (197,503)     $ (67,047)        $ (17,579)       $ (55,825)      $ 17,498
                                                       ============================================================================
(Loss) income per common share:

Before cumulative effect of change in accounting
   principle                                            $    (8.73)     $   (3.23)        $   (0.88)       $   (1.99)       $  0.80
Cumulative effect of change in accounting principle             -             -                  -             (0.71)            -
                                                       ----------------------------------------------------------------------------
Net (loss) income per common share                      $    (8.73)     $   (3.23)        $   (0.88)           (2.70)       $  0.80
                                                       ============================================================================

Balance sheet data (at period end):
  Working Capital                                       $  168,210      $  165,309        $  228,240       $  332,979     $ 283,101
  Total assets                                             367,235         321,965           428,806          505,116       508,585
  Long-term debt                                           149,862         149,845           149,828          229,812       179,797
  Guaranteed preferred beneficial interests in the
    Company's and Golden Books Publishing Company,
    Inc.'s Convertible Debentures                          110,488             -                -                -             -
  Convertible Preferred Stock - Series A                       -             9,985             9,985            9,985         9,985
  Common stockholders' (deficit) equity                    (19,637)         74,368           140,794          158,673       215,246


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Golden Books Family Entertainment, Inc. (the "Company") is the largest publisher of children's books in the North American retail market. The Company creates, publishes and markets an extensive range of children's entertainment products, including "Little Golden Books" and other storybooks, coloring/activity books, electronic storybooks, puzzles, educational workbooks, reference books and novelty book formats. The Company has published its flagship product line, "Little Golden Books," for over 50 years. On May 8, 1996, Golden Press Holding LLC, a Delaware limited liability company owned by Richard E. Snyder, Barry Diller and Warburg, Pincus Ventures, L.P. ("GP Holding") invested $65 million in the Company. At that time, the Company's name was changed from Western Publishing Group, Inc. to Golden Books Family Entertainment, Inc. and Mr. Snyder, the former Chairman and Chief Executive Officer of Simon & Schuster, Inc., was appointed Chairman and Chief Executive Officer of the Company.

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

As part of new management's plan to return the Company's core publishing business to profitability and to re-deploy assets, new management has taken a number of strategic actions and accordingly, made decisions with respect to certain of the Company's assets, writedowns and other charges in the consolidated financial statements for the eleven months ending December 28, 1996 totaling approximately $132.3 million (including charges of approximately $17.7 million in connection with the sale of a significant equity interest to GP Holding) as follows: (i) a restructuring charge totaling $65.7 million including: a $21.5 million loss on the disposition of Penn Corporation ("Penn"), formerly a wholly owned subsidiary of Golden Books Publishing Company, Inc. ("Golden Books Publishing"); a $24.3 million non-cash charge relating to the Company's strategic decision to outsource its information technology department, relocate Golden Books Publishing's main manufacturing facility to a new, more efficient location and dispose of a commercial printing facility; the related severance costs of $8.0 million associated with such reorganization announced on December 12, 1996; a $3.0 million adjustment in the estimated net realizable value of the Company's Fayetteville facility; $7.6 million in costs associated with the termination of certain customer program initiatives; and an additional $1.3 million relating to facility exit costs; (ii) a cost of sales adjustment of $25.0 million comprised of: $17.6 million of costs pertaining to the Company's decision to discontinue or replace certain product lines and expeditiously liquidate related inventory and slow moving product and $7.4 million of other inventory related costs, consisting primarily of licensing and prepublication costs, (iii) a selling, general and administrative charge of $11.0 million relating to costs associated with management's revised plans to resolve certain legal and contractual matters; (iv) adjustments to revenue totaling $3.4 million and an operating expense charge of $2.3 million to establish reserves in connection with the Company's plans to resolve differences with customers with a view toward mending and improving the Company's relationships with its customers and (v) $7.2 million of other one time charges consisting primarily of: $3.8 million in consulting fees incurred in relation to new management's review of the operations of the Company, $1.7 million of facility costs and other one time miscellaneous charges of $1.7 million. As of December 28, 1996, $1.3 million of facility related costs and $.6 million of the severance have been paid.

In addition, the Company plans to incur approximately $20.5 million in one time transition costs during 1997 in connection with the Company's strategic plan, consisting mainly of moving costs associated with the new facilities, outsourcing of the information technology department and consulting services associated with implementing the strategic plan.


ELEVEN MONTHS ENDED DECEMBER 28, 1996 (FISCAL 1996)
COMPARED TO FISCAL YEAR ENDED FEBRUARY 3, 1996 (FISCAL 1995)

On November 30, 1996, the Company changed its Fiscal year so as to end on the last Saturday of December in each year. As a result, the Company's current Fiscal period of eleven months ended on December 28, 1996 (Fiscal 1996) are compared to twelve months for the Fiscal period ended February 3, 1996 (Fiscal
1995). Due to the change in year end, the results of Fiscal 1996 are not necessarily comparable to Fiscal 1995.

As more fully discussed above, the consolidated financial statements of the Company for the eleven month period ended December 28, 1996 include restructuring and other one time charges aggregating $132.3 million, which consist of (i) $17.7 million in connection with the sale of a significant equity interest to GP Holding and (ii) $114.6 million in connection with the Company's implementation of its strategic plan to return its core business to profitability and to redeploy assets.

Historically, the Company has reported operating results under two segments:
(i) the Consumer Products Segment; and (ii) the Commercial Products Segment. Consumer Products includes Children's and Adult Publishing and Golden Books Entertainment Group divisions and included Penn which designed and produced paper party goods and other similar products . The Commercial Products Segment includes the Commercial Printing Division.

Revenues for Fiscal 1996 decreased $112.9 million (30.4%) to $258.4 million (before giving effect to a $3.4 million reserve adjustment to resolve differences with customers with a view towards mending and improving the Company's relationships with its customers), as compared to $371.3 million for Fiscal 1995. Consumer Products Segment revenues decreased $99.8 million (32.4%) to $208.5 million for Fiscal 1996 (before giving effect to the $3.4 million reserve adjustment described above) from $308.3 million for Fiscal 1995. Sales volume declines were experienced across the board with the fourth quarter decreases being consistent with these in the earlier part of the year. Sight and Sound products were sold at significantly reduced prices from Fiscal 1995 resulting in overall price reductions from the prior year. Excluding the impact of Sight and Sound, sales prices increased by 14.4% with the largest increases in the Activity Books and Picture Books. Discontinued product lines accounted for $16.0 million in the reduction of sales. Sales at Penn were down $12.3 million, resulting from the continuing decline in popularity of licensed characters which had been introduced in earlier years, the pending loss of the Disney license and increased competition in the marketplace. The newly established Golden Books Entertainment Group division had sales of $4.1 million since the date of acquisition.

Commercial Products segment revenues, comprised of printing services, decreased $13.1 million (20.8%) to $49.9 million for Fiscal 1996 from $63.0 million for Fiscal 1995. The decline is largely attributable to the historically high levels of January revenue which are not included in Fiscal 1996 but were included in Fiscal 1995.

Gross Profit decreased $38.4 million (42.7%) to $51.5 million for Fiscal 1996 (before giving consideration to $28.4 million of revenue and cost of sales adjustments described above) from $89.9 million for Fiscal 1995. As a percentage of revenues, the gross profit margin decreased to 19.9% for Fiscal 1996 (before giving consideration to $28.4 million of revenue and cost of sales adjustments described above) as compared to 24.2% for Fiscal 1995. In the Consumer Products Segment, gross profit decreased $36.0 million (44.2%) to $45.4 million for Fiscal 1996 (before giving consideration to $28.4 million of revenue and cost of sales adjustments described above) from $81.4 million for Fiscal 1995. As a percentage of revenues, the Consumer Products Segment gross profit margin decreased to 21.8% for Fiscal 1996 (before giving consideration to $28.4 million of revenue and cost of sales adjustments described above) from 26.4% for Fiscal 1995. The decline in Consumer Product Segment gross profit margin is mainly attributable to increased levels of royalty cost resulting from changes in the sales mix towards the higher royalties associated with licensed characters' products, and a deterioration in the gross profit margins at Penn which decreased to 12.0% from 22.1%. The liquidation of last-in, first-out ("LIFO") inventory resulted in a decrease to cost of goods sold of $5.2 million which was offset by charges to cost of goods sold of $4.6 million relating to slow moving and obsolete inventory. The newly established Golden Books Entertainment Group division had little impact on the consolidated gross profit margin during this period. The Commercial Products Segment gross profit decreased $2.4 million (28.2%) to $6.1 million for Fiscal 1996 from $8.5 million for Fiscal 1995. As a percentage of revenues, the Commercial Products Segment gross profit margin decreased to 12.2% for Fiscal 1996 as compared to 13.5% for Fiscal 1995, primarily due to continuing unfavorable manufacturing variances.

Selling, general and administration expenses for Fiscal 1996 decreased $24.4 million (18.9%) to $104.6 million (before giving consideration to charges of $11.0 million relating to costs associated with new management's plans to resolve certain legal and contractual matters, $9.4 million in consulting fees and other costs as described above and $17.7 million of expenses related to the acquisition of an equity interest by GP Holdings) from $129.0 million for Fiscal 1995. These reductions were primarily attributable to the shorter Fiscal period, reductions in selling expenses due to lower sales levels and the Company's workforce reduction program.

Interest expense for Fiscal 1996 increased by $1.7 million (including $3.6 million related to the distributions on the guaranteed preferred beneficial interest in the Company's and Golden Books Publishing's Convertible Debentures (the "Preferred Securities") to $14.6 million as compared to $12.9 million for Fiscal 1995. The increase in interest expense for Fiscal 1996 was primarily due to higher average debt outstanding, as the Company completed its private placement of the Preferred Securities on September 9, 1996. Total average outstanding debt increased to $194.4 million in Fiscal 1996 from $152.8 million in Fiscal 1995 .

The Company's provision for income taxes decreased from $11.3 million to $1.9 million for Fiscal 1996 compared to Fiscal 1995. The provision for Fiscal 1996 pertained principally to anticipated resolution of outstanding issues from prior years. The Company has established an additional valuation allowance for the future tax benefits associated with the current year increase in the deductible temporary difference items since the future realization of such benefits is uncertain. The Fiscal 1995 provision includes a non-cash charge of $13.9 million, reflecting an increase in the income tax valuation allowance as the future realization of existing deductible temporary differences is uncertain. The effective income tax rates from operations of (1.0%) in Fiscal 1996 and (20.3%) in Fiscal 1995 are significantly below the Federal statutory rate due to losses incurred during each period for which no tax benefit has been recognized. Profitable operating results in subsequent years will benefit from an income tax provision rate which will be lower than the statutory rate due to the reinstatement of deferred tax assets for which valuation allowances have been established. At December 28, 1996, the Company had available net operating loss carryforwards of approximately $138.7 million for Federal income tax purposes. In addition the Company had tax credit carry forwards of approximately $4.4 million.

The loss for Fiscal 1996 was $197.5 million, or $(8.73) per common share compared to a net loss of $67.0 million or $(3.23) per common share for fiscal 1995. Results for Fiscal 1996 include restructuring and other charges of a one time nature aggregating $132.3 million, as discussed above.

FISCAL YEAR ENDED FEBRUARY 3, 1996 (FISCAL 1995)
COMPARED TO FISCAL YEAR ENDED JANUARY 28, 1995 (FISCAL 1994)

Revenues for the year ended February 3, 1996 decreased $29.3 million (7.3%) to $371.3 million as compared to $400.6 million for the year ended January 28, 1995. Consumer Products Segment revenues decreased $34.9 million (9.8%) for the year. The decrease resulted from the decline in unit and dollar sales of the Company's interactive electronic storybooks and products reflecting the competitive environment, the maturity of certain older formats, and the price reductions implemented by the Company on a number of formats in the third quarter of Fiscal 1995 in an effort to further reduce its inventory of these products. In addition, the Company experienced lower sales in its paper tableware and party goods division as the performance of certain licensed products declined in comparison to the prior year. The reduced productivity of these licensed products is attributable to their declining popularity with the consumer as these products approach maturity and in light of the Fiscal 1995 performance of certain licenses utilized by competitors. Sales in the Company's other core Consumer Products categories, including picture, color and activity books rebounded in the fourth quarter, in comparison to the comparable period of the prior year, and concluded Fiscal 1995 with minor increases over the prior year. All product categories utilizing licenses associated with major motion pictures released in Fiscal 1995 experienced lower sales as compared to products utilizing major motion picture releases in Fiscal 1994. Further, the minor sales increase of core products and decreases in sales of non-core products resulted, in part, from financial setbacks at a number of the Company's regional mass merchant customers and the non-quantifiable impact of the personnel distractions resulting from the contemplated sale of a major interest in the Company and the resulting change in management. Commercial product segment revenues, which are comprised of printing services, increased $5.6 million (9.9%) for the year ended February 3, 1996. The increase for the year reflects double-digit growth in the Company's graphic products and kit businesses, partially offset by a decline in custom publishing sales.

Price decreases in the Consumer Products Segment were approximately 4%. This decline primarily resulted from pricing adjustments of the Company's older electronic storybook formats to reflect the ongoing competitive pressures in this category and inventory reduction measures partially offset by minor price increases in other product categories. Sales of printing services in the Commercial Products Segment are the result of individual agreements entered into with customers as to price and services performed. Accordingly, the effects of inflation cannot be determined on the sales of printing services.

The loss before interest expense and income taxes for the year ended February 3, 1996 was $45.8 million as compared to income of $.5 million for the year ended January 28, 1995. During Fiscal 1995, the Company recorded an $8.7 million provision for restructuring and closure of operations and an additional gain of $2.0 million from its streamlining plan (the "Plan" or "streamlining plan") as certain costs and expenses of implementing the Plan were less than originally anticipated. During Fiscal 1994, the Company recorded a $20.4 million gain on its streamlining plan and a $1.1 million reduction to the Company's previously recorded provision for write-down of the Advertising Specialty Division (the "Division"). Excluding the Fiscal 1995 and 1994 non-recurring items, the loss before interest expense and income taxes increased $18.1 million. This increase was the result of a $13.2 million decrease in gross profit, and a $4.9 million increase in selling, general and administrative expenses.

Gross profit for the year ended February 3, 1996 was $89.9 million, as compared to $103.1 million for the year ended January 28, 1995, a decrease of 12.8%. As a percentage of revenues, the gross profit margin decreased to 24.2% for Fiscal 1995 as compared to 25.7% for Fiscal 1994. In the Consumer Products Segment, gross profit decreased $14.8 million (15.1%) to $81.4 million for the year ended February 3, 1996, as compared to the year ended January 28, 1995. As a percentage of revenues, the Consumer Products Segment gross profit margin decreased to 26.3% for Fiscal 1995 as compared to 28.1% for Fiscal 1994. A portion of the decrease in gross profit margin for the year resulted from unfavorable manufacturing variances as actual production was less than planned due to the Company's lower sales level and its continued efforts to reduce inventories.

Further, increased raw material prices for certain selling grades of paper, certain selling price decreases in the Consumer Products Segment and the sell down of inventory related to non-core, discontinued product categories at less than historical margins contributed to the decline in the gross profit margin. The gross profit margin decline was mitigated by lower royalties as a percentage of sales, reflecting a product mix shift from licensed to proprietary products. In the Commercial Products Segment, the gross profit margin of printing services increased to 13.4% in Fiscal 1995 from 12.0% in Fiscal 1994. The increase for the year was due to lower unfavorable manufacturing variances.

Selling, general and administrative expenses for the year ended February 3, 1996 increased $4.9 million (3.9%) to $129.0 million as compared to $124.1 million for the year ended January 28, 1995. The increase for the year is primarily attributable to accelerated amortization of the Company's Storyland racks as a result of the resumption of the operation of the Wal-Mart Storyland program by Wal-Mart management at the beginning of the first quarter of Fiscal 1996. In addition, Fiscal 1995 reflects a full year of depreciation of the Company's order processing, customer service and inventory management system which was placed in service during the fourth quarter of Fiscal 1994.

Interest expense for the year decreased $4.7 million to $12.9 million as compared to $17.6 million in Fiscal 1994. The decrease was due to lower average debt outstanding, as the Company repaid all outstanding notes under its Revolving Credit Agreement in the first quarter of Fiscal 1995, partially offset by higher interest rates in the first quarter of Fiscal 1995 and the costs associated with the Company's Receivables Purchasing Agreement. Total average outstanding debt decreased to $152.8 million in Fiscal 1995 from $221.3 million in Fiscal 1994, while average interest rates increased from 7.9% to 8.2%. The increase in average interest rates resulted primarily from the increase in first quarter short term rates and the composition of the average debt outstanding.

The Company's provision for income taxes was $11.3 million and $2.5 million for the years ended February 3, 1996 and January 28, 1995, respectively. The Fiscal 1995 provision includes a non-cash charge of $13.9 million, reflecting an increase in the income tax valuation allowance as the future realization of existing deductible temporary differences is uncertain. The effective income tax rates from operations of (20.3%) in Fiscal 1995 and (16.3%) in Fiscal 1994 are significantly below the Federal statutory rate due to losses incurred during each year for which no tax has been recognized. In Fiscal 1994, the disproportionate provision was partially offset by permanent differences relating to the sale of the Advertising Specialty Division. Profitable operating results in subsequent years will benefit from an income tax provision rate which will be lower than the statutory rate due to the reinstatement of deferred tax assets for which valuation allowances have been established. At February 3, 1996, the Company had available net operating loss carryforwards of approximately $71.9 million for Federal income tax purposes. In addition, the Company had tax credit carryforwards of approximately $3.7 million.

The loss for the year ended February 3, 1996, before the provision for restructuring and closure of operations, the additional gain on streamlining plan and the non-cash write-off of deferred income taxes, was $46.4 million or $2.25 per share, compared to a loss of $18.4 million or $.91 per share, before the gain on streamlining plan, the adjustment of the previously recorded provision for write-down of Division and the non-cash write-off of deferred income taxes. During the year ended February 3, 1996, the Company recorded net non-recurring charges of $20.6 million or $.98 per share for the provision for restructuring and closure of operations, the additional gain on streamlining plan and the non-cash write-off of deferred income taxes. Therefore, the net loss for Fiscal 1995 was $67.0 million or $3.23 per share. During the year ended January 28, 1995, the Company recorded non-recurring gains of $21.5 million ($13.2 million, net of income taxes) or $.62 per share for the Plan gain and the adjustment of the previously recorded provision for write-down of Division and a non-cash charge of $12.4 million or $.59 per share for the write-off of deferred income taxes. Therefore, the net loss for Fiscal 1994 was $17.6 million or $.88 per share.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Operations for Fiscal 1996, excluding the non-cash portion of the restructuring charge and other non-cash charges associated with the redirection of the Company, non-cash compensation expense, non-cash charges for depreciation, amortization, the provision for losses on accounts receivable and amortization of intangibles arising from acquisition utilized cash of $58.1 million. Operations for Fiscal 1995, excluding the non-cash portion of the provision for restructuring and closure of operations, the additional streamlining plan gain, non-cash charges for depreciation, amortization and the provision for losses on accounts receivable utilized cash of $49.6 million. During the Fiscal period ended December 28, 1996 and February 3, 1996 other changes in assets and liabilities resulting from operating activities provided cash of $37.5 million and $50.5 million, respectively, resulting in net cash used in operations of $19.4 million in Fiscal 1996 and net cash provided of $.9 million in Fiscal 1995.

Acquisitions of property, plant and equipment were $5.7 million during Fiscal 1996 as compared to $17.9 million during Fiscal 1995. Capital expenditures were decreased from the previous periods due to new management's review of operations. Capital expenditures can be expected to increase in future period as new management's business plans are implemented.

Working capital at December 28, 1996 increased $2.9 million to $168.2 million compared to $165.3 million at February 3, 1996. Increases in cash received from the GPH transaction (as defined hereafter), the offering of the Preferred Securities, the Hallmark transaction and the sale of Penn were partially offset by the Broadway Video acquisition (as defined hereafter) and funding requirements of the Company's operations.

As part of the Company's strategic plan, on December 12, 1996, the Company announced that it would continue to manufacture certain of its core children's publishing products in a new, more efficient facility in Racine, Wisconsin, and outsource all other printing and manufacturing. In connection with such decision, the Company was awarded financial incentives valued at up to $5 million by the State of Wisconsin and the City and County of Racine, as well as certain financial concessions from the five labor unions with which the Company contracts. In that regard, the Company announced that it had selected a site for such new manufacturing facility in the Village of Sturtevant, Wisconsin. The Company is currently in discussions with real estate developers who would buy the property, build the new facility to the Company's specifications and lease it to the Company on a long-term basis. The Company expects to be operational at the new facility by the end of Fiscal 1997. The Company intends to sell its current facilities in Racine after the move is completed and to work with the City of Racine in connection with such sale. In addition, in connection with the Company's strategic plan, the Company expects to incur transition costs of approximately $20.5 million during Fiscal 1997 relating primarily to the introduction of outsourcing the Information Systems, the manufacturing facility relocation and associated consulting services.

On November 30, 1996, the Company changed its Fiscal year so as to end on the last Saturday of December in each year. As a result of the foregoing, the fourth Fiscal quarter in respect of the current Fiscal year (Fiscal 1996) ended on December 28, 1996 and the next Fiscal year (Fiscal 1997) will begin on December 29, 1996 and end on December 27, 1997.

As of December 28, 1996, the Company had approximately $140 million in cash. The Company believes that such amounts will be sufficient to fund working capital needed for the foreseeable future and to pursue strategic opportunities, including acquisitions and joint ventures. It is not possible to ascertain the effect on the Company's liquidity that would result from potential future acquisitions, dispositions or debt repurchases. The Company expects to evaluate all viable forms of financing when examining potential future acquisitions or its capital structure. This could take the form of, among other things, additional sales of stock or notes, bank and/or institutional borrowings, or seller financing as well as internally generated funds.

There can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that adequate capital will be available on terms acceptable to the Company.

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

ACQUISITION OF BROADWAY VIDEO ENTERTAINMENT ASSETS

On August 20, 1996, pursuant to an Asset Purchase Agreement, dated as of July 30, 1996, among Broadway Video Entertainment, L.P., Broadway Video Enterprises, Inc., Lone Ranger Music, Inc., Palladium Limited Partnership (collectively, "BVELP"), the Company and certain of the Company's subsidiaries, the Company acquired, among other things, substantially all of BVELP's television and film library properties, and assumed payables and all liabilities incurred in connection with the exploitation of such assets after the closing, for an aggregate purchase price of approximately $81.0 million in cash and $10 million in Common Stock (901,408 shares), as provided for in the Asset Purchase Agreement (the "Broadway Video Acquisition"). On November 22, 1996, the Company paid an additional $.9 million to BVELP in satisfaction of the Company's obligations under the working capital adjustment provided for in the Asset Purchase Agreement. Additionally, the Company has recorded approximately $4.1 million in additional costs associated with the Broadway Video Acquisition. The Broadway Video Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been tentatively allocated to the assets acquired and liabilities assumed based upon their fair value at the date of acquisition.

STRATEGIC ALLIANCE WITH HALLMARK

On September 6, 1996, the Company completed the sale to H C Crown Corp., a wholly owned subsidiary of Hallmark, of 2,356,198 shares of Common Stock for approximately $25.0 million. Hallmark and the Company have announced the possibility of a second investment of $25.0 million in the Company by Hallmark. While the parties have delayed a decision with respect to such second investment until July 1, 1997, they continue to discuss a strategic relationship between the two companies, premised on the good faith efforts of Hallmark and the Company to develop constructive working relationships across appropriate lines of business.

SALE OF PENN

In Connection with new management's plan to redeploy assets the Company sold Penn to Peacock Papers, Inc. on December 23, 1996 for approximately $14.5 million in cash plus notes, subject to a working capital adjustment.

LEGAL PROCEEDINGS

The Company is currently involved in various litigation as described under "Item 3. Legal Proceedings". The Company is actively pursuing resolution to those matters or is awaiting further government response. While it is not feasible to predict or determine the outcome of the proceedings, it is the opinion of Management that their outcomes have been adequately reserved for and will not have a materially adverse effect on the Company's financial position or future results of operations.

INDENTURE RESTRICTIONS

The indenture governing the 7.65% Senior Note restricts, under certain circumstances, distributions from Golden Books Publishing to the Company.

SEASONALITY

The Company has historically experienced significant fluctuations in quarterly operating results. The children's publishing business in general is seasonal and depends to a significant extent on the Christmas selling season, generally resulting in a disproportionately higher percentage of revenues in the Company's third Fiscal quarter. The Company's quarterly operating results also will fluctuate based on the timing of the introduction of products that utilize licensed characters, which, in the case of characters appearing in movies, will be dependent upon the period in which costs and expenses attributable to the development and introduction of such products are incurred.

EFFECTS OF INFLATION

The Company believes that the relatively moderate rates of inflation over the last three years have not had a significant impact on the profitability of the Company. In general, the Company believes the effects of inflation are offset through increases in sales prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report; see
Item 14 of Part IV.


           CONSOLIDATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                First           Second          Third           Fourth
                                             Quarter (1)     Quarter (1)     Quarter (1)     Quarter (1)
                                             -------         -------         -------         -------
1996
  Net sales                                 $  67,314       $  72,317      $  67,308        $  75,246
  Gross profit (loss)                          18,840          16,808        (12,459)           2,472
  Net loss (2)                                (10,715)        (27,731)      (100,540)         (74,762)
  Net loss per common share                      (.49)          (1.26)         (4.35)           (2.90)
  Weighted average number of common shares     21,669          21,980         23,098           25,750


1995
  Net sales                                    86,789          85,606          94,706         107,510
  Gross profit                                 18,319          20,957          22,156          22,772
  Net loss (3)                                 (9,529)        (12,173)         (8,696)        (33,292)
  Net loss per common share                      (.45)           (.57)           (.41)          (1.56)
  Weighted average number of common shares     21,232          21,232          21,237          21,273




On November 30, 1996, the Company changed its Fiscal year end so as to end on the last Saturday in December. Accordingly, the consolidated quarterly financial information has been restated to reflect the Company's revised quarters follows:



                         1996                   1995
                         ----                   ----
 First Quarter        March 30th              March 25th
 Second Quarter       June 29th               June 24th
 Third Quarter        September 28th          September 30th
 Fourth Quarter       December 28th           December 30th



2) Includes a total provision for restructuring and closure of operations of $65,741, of which $40,680 and $25,061 were recognized in the third and fourth quarters, respectively.


3) Includes an additional gain on streamlining plan of $2,000 recognized in the second quarter, and the provision for restructuring and closure of operations of $8,701 recognized in the third quarter.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 20, 1996, following consultation with the Board of Directors of the Company, management of the Company dismissed the Company's independent auditors, Deloitte & Touche LLP ("D&T"), effective as of such date. On the same such date, management of the Company engaged Ernst & Young LLP as the Company's independent auditors. The D&T reports on the Company's consolidated financial statements for the fiscal years ended January 28, 1995 and February 3, 1996 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Since January 30, 1994, the Company has not had any disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to the satisfaction of D&T, would have caused it to make a reference to the subject matter of the disagreements in connection with its report.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included in the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 13, 1997 and is incorporated herein by reference.

Successors are elected and qualified. Officers are elected by the Board of Directors and serve at the pleasure of the Board.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included in the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 13, 1997 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included in the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 13, 1997 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included in the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 13, 1997 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


     (a)(1 and 2) Financial Statements. See Index to Consolidated Financial Statements and Schedules which appears on Page 32 herein.

     (a)(3) Exhibits

3.1 Restated Certificate of Incorporation of the Registrant dated March 11, 1986 (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 33-4127 ("Registration Statement No. 33-4127" )).

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


3.4 By-laws of the Registrant (incorporated by reference to Exhibit 3.4 to the 1988 Form 10-K).

3.5 Amendment to Certificate of Incorporation of the Registrant as approved by a majority of the Stockholders at a Special Meeting of Stockholders held May 8, 1996 (incorporated by reference to Appendix VIII of Registrant's Proxy Statement dated April 18, 1996 (the "1996 Proxy")).

4.1 Form of certificate for shares of the Registrant's Common Stock (incorporated by reference to Exhibit 4.4 to Registration Statement No. 33-4127).

4.2 Certificate of Designation of the Series B Convertible Preferred Stock dated May 8, 1996 (incorporated by reference to Appendix IV to the 1996 Proxy).

4.3 Certificate of Trust of Golden Book Financing Trust (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement No. 333-14335).

4.4 Amended and Restated Declaration of Trust of Golden Books Financing Trust, dated as of August 20, 1996, among Golden Books Family Entertainment, Inc., as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee and Willa
        M. Perlman and Philip E. Rowley, as Trustees (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarterly period ended August 3, 1996 (the "August 3, 1996 10-Q")).

4.5 Indenture for the 8 3/4% Convertible Debentures, dated as of August 20, 1996, among Golden Books Family Entertainment, Inc., Golden Books Publishing Company, Inc. and The Bank of New York, as Indenture
        Trustee (incorporated by reference to Exhibit 10.2 of the August 3, 1996 Form 10-Q).

4.6     Form of 8 3/4% Preferred  Securities (included in Exhibit A-1 to Exhibit
        4.4 above).

4.7     Form of 8 3/4% Convertible  Debentures (included in Exhibit A to Exhibit
        4.5 above).

4.8 Preferred Securities Guarantee Agreement, dated as of August 20, 1996, between Golden Books Family Entertainment, Inc., as Guarantor, and The Bank of New York, as Guarantee Trustee (incorporated by reference to
        Exhibit 10.3 of the August 3, 1996 Form 10-Q).


10.1    Lease  dated  January  15,  1985,  between PG  Investments  and Western
        Publishing Company, Inc. with amendment dated January 22, 1986 (incorporated by reference to Exhibit 10.9 to Registration Statement No. 33-4127).

10.2 Amendment dated December 29, 1986, between PG Investments and Western Publishing Company, Inc. to the lease dated January 15, 1985, as amended (incorporated by reference to Exhibit 10.9 to the 1988 Form 10-K).

10.3 Amendment dated January 18, 1988, between PG Investments and Western Publishing Company, Inc. to the Lease dated January 15, 1985, as amended (incorporated by reference to Exhibit 10.10 to the 1988 Form 10-K).


10.4 Amendment dated August 25, 19 88, between PG Investments and Western Publishing Company, Inc. to the Lease dated January 15, 1985, as amended (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for Fiscal year 1989 (the "1989 Form 10-K")).

10.5 Amendment dated December 21, 1989, between PG Investments and Western Publishing Company, Inc. to the Lease dated January 15, 1985, as amended (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for Fiscal year 1990 (the "1990 Form 10-K")).

10.6 Lease dated February 1, 1989, between Golden Press, Inc. and 850 Third Avenue L.P. (incorporated by reference to Exhibit 10.33 to the 1990 Form 10-K).

10.7 First Amendment Agreement dated as of February 3, 1993 (to lease dated February 1, 1989) between 850 Third Avenue L.P. and Golden Press, Inc., as modified by Letter Agreement dated February 3, 1993 (incorporated by reference to Exhibit 10.33a to the 1990 Form 10-K).

10.8 Lease dated November 9, 1992, between 200 Fifth Avenue Associates and Western Publishing Company, Inc. (incorporated by reference to Exhibit
        10.34 to the Registrant's Annual Report on Form 10-K for Fiscal year 1995 (the "1995 Form 10-K")).


10.9 Warehouse Lease Agreement - Indenture dated as of April 15, 1987, between Cambridge Terminal Warehouse and Western Publishing Company, Inc. (incorporated by reference to Exhibit 10.21 to the 1990 Form 10-K).

10.10 Lease Amendment dated March 17, 1989, between Cambridge Terminal Warehouse and Western Publishing, Inc. to the Warehouse Lease Agreement - Indenture dated as of April 15, 1987 (incorporated by reference to Exhibit 10.36 to the 1990 Form 10-K).

10.11 Lease dated May 1, 1987, between West Springfield Industrial Center, Inc. and Penn Corporation (incorporated by reference to Exhibit 10.23 to the 1988 Form 10-K).


10.12 Golden Comprehensive Security Program, as amended and restated, effective January 1, 1993 (incorporated by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for Fiscal year 1993 (the "1993 Form 10-K")).


10.13 First Amendment of Golden Comprehensive Security Program, as amended and restated, effective as of January 1, 1994 (incorporated by reference to Exhibit 10.41 to the 1995 Form 10-K).

10.14 Golden Retirement Savings Program, as amended and restated, effective as of January 1, 1993 (incorporated by reference to Exhibit 10.53 to the 1993 Form 10-K).

10.15 First Amendment of Golden Retirement Savings Program, as amended and restated, effective as of January 1, 1994 (incorporated by reference to Exhibit 10.54 to the 1995 Form 10-K).


10.16 Amended and Restated 1986 Employee Stock Option Plan (incorporated by reference to Exhibit 10.40 to the 1988 Form 10-K).

10.17 Amendment dated April 11, 1989 to the Amended and Restated 1986 Employee Stock Option Plan (incorporated by reference to Exhibit 10.56 to the 1990 Form 10-K).


10.18 Western Publishing Company, Inc.'s Executive Medical Reimbursement Plan dated January 1, 1991 (incorporated by reference to Exhibit 10.73 to the 1991 Form 10-K).

10.19 Registration Rights Agreement, dated August 20, 1996, among Golden Books Financing Trust, Golden Books Family Entertainment, Inc., Golden Books Publishing Company, Inc., Merrill Lynch & Co., Donaldson, Lufkin & Jenrette Securities Corporation and SBC Warburg Inc. (incorporated by reference to Exhibit 10.4 to the August 3, 1996 Form 10-Q).

10.20 Registration Rights Agreement, dated as of September 6, 1996, between Golden Books Family Entertainment, Inc. and H C Crown Corp. (incorporated by reference to Exhibit 10.6 to the August 3, 1996 Form 10-Q).


10.21 Asset Purchase Agreement dated as of July 30, 1996 among Broadway Video Entertainment, L.P., Broadway Video Enterprises, Inc., Lone Ranger Music, Inc., Palladium Limited Partnership, Golden Books Family Entertainment, Inc., Golden Books Publishing Company, Inc., and LRM Acquisition Corp. (incorporated by reference to the Registrant's current report on Form 8-K dated August 29, 1996).

10.22   Amendment  No. 1 to Asset  Purchase  Agreement,  dated as of August 20,
        1996  among  Broadway  Video   Entertainment,   L.P.,   Broadway  Video
        Enterprises, Inc., Lone Ranger Music, Inc., Palladium Limited

        Partnership, Golden Books Family Entertainment, Inc., Golden Books Publishing Company, Inc. and LRM Acquisition Corp. (incorporated by reference to Exhibit 10.7 to the August 3, 1996 Form 10-Q).


10.23 Registration Rights Agreement, dated August 20, 1996, between Golden Books Family Entertainment, Inc. and Broadway Video Entertainment, L.P. (incorporated by reference to Exhibit 10.8 the August 3, 1996 Form 10-Q).

10.24 License Agreement, dated August 20, 1996, among Broadway Video Enterprises, Inc., Broadway Video Entertainment, L.P. and Golden Books Publishing Company, Inc. (incorporated by reference to Exhibit 10.9 to the August 3, 1996 Form 10-Q).

10.25 License Agreement, dated August 20, 1996, among Broadway Video, Inc., Broadway Video International Ltd., and Golden Books Publishing Company, Inc. (incorporated by reference to Exhibit 10.10 to the August 3, 1996 Form 10-Q).

10.26   License  Agreement,  dated  August 20,  1996,  between  Broadway  Video
        Enterprises, Inc. and Golden Books Publishing Company, Inc. (incorporated by reference to Exhibit 10.11 to the August 3, 1996 Form 10-Q).

10.27 Trademark License Agreement, dated August 20, 1996, among Broadway Video, Inc., Broadway Video Entertainment, L.P., Golden Books Publishing Company, Inc. and LRM Acquisition Corp. (incorporated by reference to Exhibit 10.12 to the August 3, 1996 Form 10-Q).

10.28 Sublease Agreement, dated as of August 20, 1996, between Broadway Video, Inc. and LRM Acquisition Corp. (incorporated by reference to
        Exhibit 10.13 to the August 3, 1996 Form 10-Q).

10.29 Amended and Restated Non-Recourse Promissory Note, dated as of August 20, 1996, executed by Richard E. Snyder in favor of Golden Books Family Entertainment, Inc. (incorporated by reference to Exhibit 10.16 to the August 3, 1996 Form 10-Q).

10.30 Amended and Restated Pledge Agreement, dated as of August 20, 1996, executed by Richard E. Snyder (incorporated by reference to Exhibit
        10.18 to the August 3, 1996 Form 10-Q).

10.31 Golden Books Family Entertainment, Inc. Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 10.14 to the August 3, 1996 Form 10-Q).

10.32 Golden Books Family Entertainment, Inc. Executive Officer Bonus Plan (incorporated by reference to Appendix VII to the 1996 Proxy).

10.33 Amended and Restated Employment Agreement, dated as of August 20, 1996, between Golden Books Family Entertainment, Inc. and Richard E. Snyder (incorporated by reference to Exhibit 10.16 to the August 3, 1996 Form 10-Q).

10.34 Employment Agreement, dated July 30, 1996, between Golden Books Family Entertainment, Inc. and Eric Ellenbogen (incorporated by reference to
        Exhibit 10.19 to the August 3, 1996 Form 10-Q).

10.35 Employment Agreement, dated as of July 1, 1996, between Golden Books Family Entertainment, Inc. and Philip E. Rowley (incorporated by reference to Exhibit 10.20 to the August 3, 1996 Form 10-Q).

10.36 Employment Agreement, dated as of May 28, 1996, between Golden Books Family Entertainment, Inc. and Willa M. Perlman (incorporated by reference to Exhibit 10.21 to the August 3, 1996 Form 10-Q).


21.1*   List of Subsidiaries.


23.1*   Consent of Ernst & Young LLP. Independent Auditors.

23.2*   Consent of Deloitte & Touche LLP. Independent Auditors.

27.1*   Financial Data Schedule.

99.1 Undertaking incorporated by reference into certain registration statements on Form S-8 of the Registrant (incorporated by reference to Exhibit 99.4 to the 10-K for the year February 3, 1996).

------------
*       Filed electronically herewith.

(b) Reports on Form 8-K filed during the last two months ended December 28, 1996:


Form 8-K, dated November 30, 1996.
Form 8-K, dated December 13, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 28, 1997                       GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.


                         /s/ Richard E. Snyder
                         -------------------------------------------
                         Richard E. Snyder
                         Chairman of the Board of Directors and
                         Chief Executive Officer



                         /s/ Philip E. Rowley
                         -------------------------------------------
                         Philip E. Rowley
                         Executive Vice President and Chief Financial Officer (principal financial and accounting officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


Name                                 Title                       Date

/s/  Richard E. Snyder       Chairman of the Board and           March 28, 1997
Richard E. Snyder            Chief Executive Officer


/s/  Philip E. Rowley        Executive Vice President and        March 28, 1997
Philip E. Rowley             Chief Financial Officer
                             (principal financial and
                             accounting officer)

/s/ Eric Ellenbogen
Eric Ellenbogen              Executive Vice President and        March 28, 1997
                             Director



/s/ Shahara Ahmad-Llewellyn
Shahara Ahmad-Llewellyn      Director                            March 28, 1997

 /s/ Linda L. Janklow        Director                            March 28, 1997
Linda L. Janklow

/s/  Marshall Rose           Director                            March 28, 1997
Marshall Rose

/s/ John L. Vogelstein       Director                            March 28, 1997
John L. Vogelstein

               GOLDEN BOOKS FAMILY ENTERTAINMENT AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



                                                                           Page
                                                                           ----



Reports of Independent Auditors..............................................33

Independent Auditors' Report.................................................34


Consolidated Financial Statements:

   Consolidated Balance Sheets at December 28, 1996 and February 3, 1996.....35

   Consolidated Statements of Operations for the eleven months ended
     December 28, 1996 and the years ended February 3, 1996 and
     January 28, 1995........................................................37

   Consolidated Statements of Changes in Stockholders' Equity (Deficit)
     for the eleven months ended December 28, 1996 and the years ended
     February 3, 1996 and January 28, 1995...................................38

   Consolidated Statements of Cash Flows for the eleven months ended
     December 28, 1996 and the years ended February 3, 1996 and
     January 28, 1995........................................................39

Notes to Consolidated Financial Statements...................................41

Schedule I - Condensed Financial Information of Registrant...................68

Schedule II - Valuation and Qualifying Accounts..............................73


All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the consolidated financial statements or the notes thereto.

                            Report of Independent Auditors


To the Board of Directors and Stockholders
Golden Books Family Entertainment, Inc.


We have audited the accompanying consolidated balance sheet of Golden Books Family Entertainment, Inc. and Subsidiaries (formerly Western Publishing Group, Inc. and Subsidiaries) as of December 28, 1996, and the related consolidated statement of operations, stockholders' equity (deficit) and cash flows for the period from February 4, 1996 to December 28, 1996. Our audit also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Books Family Entertainment, Inc. and Subsidiaries at December 28, 1996, and the results of their operations and their cash flows for the period from February 4, 1996 to December 28, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                            ERNST & YOUNG LLP


New York, New York
March 21, 1997

Independent Auditors' Report


To the Board of Directors and Stockholders
Golden Books Family Entertainment, Inc.


We have audited the accompanying consolidated balance sheet of Golden Books Family Entertainment, Inc. and Subsidiaries (formerly Western Publishing Group, Inc. and Subsidiaries) as of February 3, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended February 3, 1996 and January 28, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.


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


In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at February 3, 1996, and the results of their operations and their cash flows for the years ended February 3, 1996 and January 28, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information required to be set forth therein.



DELOITTE & TOUCHE LLP


Milwaukee, Wisconsin
April 2, 1996

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


ASSETS
                                                  December 28,      February 3,
CURRENT ASSETS                                        1996              1996
                                                      ----              ----
   Cash and cash equivalents                       $139,686           $ 45,223
   Accounts receivable                               41,415             61,033
   Inventories                                       27,608             84,354
   Royalty advances                                   5,239              3,240
   Refundable income taxes                            1,781              2,492
   Net assets held for sale                          19,779             13,302
   Other current assets                               5,365             13,379
                                                  -----------     -------------

   Total current assets                             240,873            223,023
                                                  -----------     ------------

OTHER ASSETS

   Accounts receivable - long term                    1,001               -
   Other noncurrent assets                            8,102             14,429
                                                  -----------     ------------

   Total other assets                                 9,103             14,429
                                                  -----------     ------------

PROPERTY PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $40,672 as
  of December 28, 1996 and $58,566 as of February 3,
  1996                                               27,504             75,450


FILM LIBRARY, net of accumulated amortization of
  $1,082 as of December 28, 1996                     60,668                -

GOODWILL, net of accumulated amortization of $405
  as of December 28, 1996 and $21,205 as of
  February 3, 1996                                   29,087              9,063
                                                  ----------        -----------

TOTAL ASSETS                                       $367,235           $321,965
                                                  ==========        ===========



See notes to consolidated financial statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT FOR PER SHARE DATA)


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                    December 28,    February 3,
                                                        1996            1996
                                                        ----            ----
CURRENT  LIABILITIES
  Accounts payable                                 $  21,638      $   19,000
  Accrued compensation and fringe benefits             5,787           8,073
  Other current liabilities                           45,238          30,641
                                                   -----------     -----------

  Total current liabilities                           72,663          57,714
                                                   -----------     -----------

NONCURRENT LIABILITIES

  Long term debt                                     149,862         149,845
  Accumulated postretirement benefit obligation       28,787          27,572
  Deferred compensation and other deferred
     liabilities                                      25,072           2,481
                                                   -----------     -----------

  Total noncurrent liabilities                       203,721         179,898
                                                   -----------      ----------

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE
COMPANY'S AND GOLDEN BOOKS PUBLISHING COMPANY,
INC.'S CONVERTIBLE DEBENTURES                        110,488            -

CONVERTIBLE PREFERRED STOCK - Series A, 20,000
  shares authorized, no par value, 19,970 shares
  issued and outstanding; at mandatory redemption
  amount as of February 3, 1996                         -               9,985
                                                    ----------       ---------

STOCKHOLDERS' EQUITY (DEFICIT):
  Convertible Preferred Stock - Series B, 13,000
    shares authorized, no par value, 13,000 shares
    issued and outstanding;                           65,000            -
  Common Stock, $.01 par value, 60,000,000 shares
    authorized, 25,964,711 and 21,875,539 shares
    issued as of December 28, 1996 and February 3,
    1996, respectively                                   259               219
  Additional paid in capital                         120,376            87,044
  Note receivable from sale of Common Stock                -            (4,796)
  Accumulated deficit                               (201,111)           (3,608)
  Cumulative translation adjustments                  (1,339)           (1,669)
                                                  ------------        ---------
                                                     (16,815)           77,190
  Less cost of Common Stock in treasury -
    208,800 shares                                     2,822             2,822
                                                  ------------        ---------

  Total common stockholders' equity (deficit)        (19,637)           74,368
                                                  ------------        ---------



TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)                                          $ 367,235         $ 321,965
                                                  ===========        ==========

See notes to consolidated financial statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                                               YEAR ENDED
                                                             ELEVEN MONTHS ENDED   ------------------------------------
                                                                December 28,         February 3,        January 28,
                                                                    1996                 1996               1995
                                                                    -----                -----              ----
REVENUES:

  Net sales                                                        $ 254,046        $   369,572          $ 398,354
  Royalties and other income                                             959              1,722              2,207
                                                                  -----------	    -----------		 ---------

  Total revenues                                                     255,005            371,294            400,561
                                                                  -----------       -----------          ---------
COSTS AND EXPENSES:

            Cost of sales                                             231,792           281,392            297,421
            Selling, general and administrative                       142,721           129,020            124,128
            Restructuring charges                                      65,741             8,701                  -
            Gain on streamlining plan                                    -               (2,000)           (20,352)
            Provision for write-down of Division                         -                  -               (1,100)
                                                                  ------------     -------------      -------------

            Total costs and expenses                                  440,254           417,113            400,097
                                                                  ------------     -------------      -------------

(LOSS) INCOME BEFORE INTEREST INCOME,
DISTRIBUTIONS ON GUARANTEED PREFERRED
BENEFICIAL INTERESTS IN THE COMPANY'S
AND GOLDEN BOOKS PUBLISHING COMPANY,
INC.'S CONVERTIBLE DEBENTURES,
INTEREST, AND PROVISION FOR INCOME                                   (185,249)          (45,819)               464
TAXES

INTEREST INCOME                                                         4,235             2,963              1,994

DISTRIBUTIONS ON GUARANTEED PREFERRED
BENEFICIAL INTERESTS IN THE COMPANY'S
AND GOLDEN BOOKS PUBLISHING COMPANY,
INC.'S CONVERTIBLE DEBENTURES                                          (3,597)              -                  -

INTEREST EXPENSE                                                      (10,999)          (12,859)           (17,567)

                                                                   ------------    -------------     --------------

LOSS BEFORE PROVISION FOR INCOME TAXES                               (195,610)          (55,715)           (15,109)

PROVISION FOR INCOME TAXES                                              1,893            11,332              2,470
                                                                  -------------    -------------     --------------

NET LOSS                                                             (197,503)        $ (67,047)       $   (17,579)
                                                                  =============    =============     ==============

NET LOSS PER COMMON SHARE                                             $ (8.73)        $   (3.23)       $     (0.88)
                                                                   =============    =============       ===========


See notes to consolidated financial statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
TWO YEARS AND ELEVEN MONTHS ENDED DECEMBER 28, 1996
(IN THOUSANDS EXCEPT FOR SHARE DATA)
-------------------------------------------------------------------------------

                                                   Convertible
                                                    Preferred
                                  Common Stock   Stock - Series B                                                 Treasury Stock
                               ----------------- ----------------                                               -------------------
                                                                                 Note
                                                                 Additional   Receivable  Retained  Cumulative
                                                                  Paid-In    from sale of Earnings  Translation
                                 Shares   Amount Shares Amount    Capital    Common Stock (Deficit) Adjustments  Shares   Amount
                               ---------- ------ ------ ------   ----------  ------------ --------- ----------- -------  --------
Balances, January 29, 1994     21,167,324  $ 212      - $    -   $   80,213  $          - $  82,714 $   (1,644) 208,800  $  2,822

Net loss                                -      -      -      -            -             -   (17,579)          -       -         -
Dividends on Preferred
  Stock - Series A - $42.50
  per share                             -      -      -      -            -             -      (848)          -        -        -
Exercise of stock options          64,750      -      -      -          701                        -          -                 -
Translation adjustments                 -      -      -      -            -             -          -      (153)        -        -
                               ----------- ----- ------- ------  ----------  ------------ ---------- ----------  -------- --------

Balances, January 28, 1995     21,232,074    212       -     -       80,914             -     64,287    (1,797)   208,800    2,822

Net loss                                -      -       -                  -             -    (67,047)         -         -        -
Dividends on Preferred Stock
  - Series A - $42.50 per
  share                                 -      -       -     -            -             -       (848)         -         -        -
Exercise of stock options          44,000      1       -                516             -          -          -         -        -
Issuance of Common Stock          599,465      6       -     -        5,614             -          -          -         -        -

Translation adjustments                 -      -       -                  -       (4,796)          -        128         -        -
                               ----------- ------ ------- ------  ---------  ------------ ---------- ---------- ---------- --------

Balances, February 3, 1996     21,875,539     219      -             87,044       (4,796)   (3,608)     (1,669)   208,800     2,822

Net loss                                -       -      -                  -             -  (197,503)          -          -        -
GPH Transaction - Issuance of
  Preferred Stock - Series B            -       - 13,000  65,000     (6,248)       4,796           -          -          -        -
Dividends on Preferred Stock
  -  Series A                           -       -      -       -       (221)            -          -          -          -        -
Common Stock issued as
  dividend on
   Preferred Stock - Series B     390,000       4      -       -         (4)            -          -          -          -        -
Exercise of stock options         356,579       3      -       -      3,883             -          -          -          -        -
Issuance of Common Stock        3,342,593      33      -       -     35,922             -          -          -          -        -
Translation Adjustment                  -       -      -       -          -             -          -         330         -        -
                               ----------  ------ ------   ------  -------- -------------  --------- ----------- ---------- --------


Balances, December 28, 1996    25,964,711  $  259 13,000   $65,000 $120,376 $           - $(201,111) $   (1,339)   208,800  $ 2,822
                               =========== ====== ======   ======= ======== ============= ========== =========== =========  =======

See notes to consolidated financial statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                                ELEVEN MONTHS               YEAR ENDED
                                                                    ENDED            -------------------------
                                                                December 28,        February 3,      January 28,
                                                                   1996                1996             1995
                                                                   ----                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $  (197,503)        $  (67,047)      $  (17,579)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

      Depreciation and amortization                                12,534             13,963           11,708
      Amortization of intangibles                                   1,487              2,032            3,457
      Provision for losses on accounts receivable                   5,719              1,440              472
      Restructuring charges                                        63,917              1,954                -

      Other non-cash charges associated with the
         redirection of the Company                                39,450                  -                -
      Non-cash compensation expenses                               14,335                  -                -
      Provision for write-down of Division                              -                  -           (2,450)
      Gain on streamlining plan                                         -             (2,000)         (20,352)
      Gains on sale of equipment                                      (98)              (339)            (187)
      Other                                                         1,439              2,935              712

      Changes in assets and liabilities, net of effect of acquisition and dispositions

         Decrease in accounts receivable                            1,001             20,451           54,174
         Decrease in inventories                                   27,432             22,550           12,504
         Decrease (increase) in net assets held for sale            1,628                  -          (37,719)
         Decrease in refundable income taxes                        1,463              2,614            6,890
         (Increase) decrease in other current assets and
            royalty advances                                       (3,600)             2,125            5,143
         Increase (decrease) in accounts payable                       67                539          (22,226)
         Increase (decrease) in accrued compensation and
            fringe benefits                                           143               (696)          (2,164)
         Increase in deferred income taxes                              -             13,886            8,376
         Other                                                     11,166            (13,552)          12,881
                                                                ----------        -----------       ----------

            Net cash (used in) provided by operating
               activities                                         (19,420)               855           13,640

CASH FLOWS FROM INVESTING ACTIVITIES:
   Broadway Video acquisition                                     (81,000)                 -                -
   Investment in joint venture                                     (2,250)                 -                -
   Acquisitions of property, plant and equipment                   (5,739)           (17,921)         (19,307)
   Proceeds from streamlining plan                                    661              8,252          115,971
   Proceeds from sale of Divisions                                 14,535                              14,001
   Other                                                              229                916              725
                                                                ----------       ------------       ----------

      Net cash (used in) provided by investing activities         (73,564)            (8,753)         111,390

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(IN THOUSANDS)



                                                             Eleven Months                 Year Ended
                                                                Ended          -------------------------------------
                                                              December 28,         February 3,        January 28,
                                                                  1996                 1996              1995
                                                                  ----                 ----              ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Guaranteed Preferred
      Beneficial Interests in the Company's and Golden
      Books Publishing Company, Inc.'s Convertible
      Debentures                                                 115,000                    -                   -
   Issuance costs of Guaranteed Preferred Beneficial
      Interests in the Company's and Golden Books
      Publishing Company, Inc.'s Convertible Debentures          (4,579)                    -                   -
   Repayments under Credit Agreement                                   -             (32,000)             (48,000)
   Proceeds from issuance of Preferred Stock - Series B           65,000                    -                   -
   Issuance costs of Preferred Stock - Series B                  (6,248)                    -                   -
   Redemption of Preferred Stock - Series A                      (9,985)                    -                   -
   Proceeds from sale of Common Stock                            28,886                  517                 701
   Dividends paid on Preferred Stock - Series A                    (646)                    -                (848)
   Other                                                            (74)                (768)                (986)
                                                           --------------      ---------------      --------------

          Net cash provided by (used in) financing
            activities                                          187,354             (32,251)             (49,133)
                                                           --------------      ---------------      --------------
 EFFECT OF EXCHANGE RATE CHANGES ON
   CASH                                                               93                 (34)                  (4)
                                                           --------------      ---------------      --------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                               94,463             (40,183)               75,893

CASH AND CASH EQUIVALENTS, BEGINNING
   OF YEAR                                                        45,223              85,406                 9,513
                                                           --------------      --------------       ---------------

CASH AND CASH EQUIVALENTS, END OF
   YEAR                                                     $    139,686         $    45,223          $     85,406
                                                           ==============      ==============       ===============
===
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
   Cash paid during the year for:

      Interest and distribution on Guaranteed Preferred
         Beneficial Interests in the Company's and Golden
         Books Publishing Company, Inc.'s Convertible
         Debentures                                         $     13,992         $    11,893          $     16,663
                                                           ==============      ===============      ===============
      Income taxes, net of refunds received                 $       (319)        $    (5,465)         $    (12,829)
                                                           ==============      ===============      ===============

See notes to consolidated financial statements.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996


1. NATURE OF BUSINESS AND ORGANIZATION

Golden Books Family Entertainment, Inc. and Subsidiaries (the "Company") is a publisher of children's books in the North American retail market. The Company, through its Children's and Adult Publishing divisions, creates, publishes and markets an extensive range of children's entertainment products, including "Little Golden Books" and other storybooks, coloring / activity books, electronic storybooks, puzzles, educational workbooks, reference books and novelty book formats. The Company has published its flagship product line, "Little Golden Books", for over 50 years.

The Company, through the Commercial Printing Division of its wholly owned subsidiary, Golden Books Publishing Company, Inc. ("Golden Books Publishing"), provides creative, printing and publishing services to third parties. The Company groups these activities into three business categories: graphic art services and commercial printing; educational kit manufacturing; and Custom Publishing services.

The Company's Golden Books Entertainment Group ("Golden Books Entertainment") division was established in August, 1996, upon the acquisition by the Company from Broadway Video Entertainment, L.P. of an extensive library of character-based family entertainment properties. The Golden Books Entertainment division's library is comprised of copyrights, distribution rights, trademarks and licenses relating to characters, television programs and motion pictures, both animation and live action, and includes individual specials and multiple episode series.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Golden Books Family Entertainment, Inc., and all its wholly owned subsidiaries. The consolidated financial statements of the Company include the operations of Golden Books Entertainment from the date of its acquisition on August 20, 1996. The results of Golden Books Financing Trust (the "Trust") are included in the Company's consolidated financial statements since its inception on August 20, 1996. The Trust, which is the issuer of 8 3/4% Guaranteed Preferred Beneficial Interests in the Company's and Golden Books Publishing's Convertible Debentures (the "Preferred Securities), is wholly owned by the Company, has no independent operations and its assets consist solely of the 8 3/4% Convertible Debentures due 2016 of the Company and Golden Books Publishing (see Note 13). All material intercompany items and transactions have been eliminated.

Certain prior years' amounts have been reclassified to conform with the current year's presentation.

CHANGE OF NAME

In connection with the change in control (see Note 3), and as approved by the requisite vote of the Company's stockholders, on May 8, 1996 the name of the Company was changed from Western Publishing Group, Inc. to Golden Books Family Entertainment, Inc. In addition, the name of Western Publishing Company, Inc. ("Western Publishing"), the principal operating subsidiary of the Company, was changed to Golden Books Publishing Company, Inc.

CHANGE IN YEAR END

On November 30, 1996, the Company changed its Fiscal year so as to end on the last Saturday of December in each year. As a result, the Company's current Fiscal year ended on December 28, 1996 and the next Fiscal year will begin on December 29, 1996 and end on December 27, 1997.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt investments purchased with maturities of three months or less to be cash equivalents. Cash equivalents consist of investments in high grade commercial paper. Accordingly, these investments are subject to minimal credit and market risk. The Company classifies cash equivalents into one or more of the following categories: held to maturity, trading, or available for sale. At December 28, 1996 and February 3, 1996, all of the Company's cash equivalents are classified as held to maturity and their carrying amounts approximate fair value.

INCOME TAXES

The Company accounts for income taxes in accordance with the liability method. Under this method, deferred income taxes are provided for differences between the book and tax bases of the Company's assets and liabilities.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to provision for returns and other sales allowances, doubtful accounts, slow moving and obsolete inventories, long-term asset impairments, net assets held for sale, purchase price accounting and taxes.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at stated at cost and depreciated / amortized on the straight-line method over the following estimated useful lives:

     CLASSIFICATION                           ESTIMATED LIFE (YEARS)
     ------------------------------------------------------------------

       Buildings and improvements                   10 - 40
       Machinery and equipment                       3 - 10

Expenditures which significantly increase the value or extend the useful lives of assets are capitalized, while maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation/amortization of assets, replaced, retired or disposed of are eliminated from their respective property, plant and equipment accounts, and any gain or loss is reflected in consolidated statements of operations.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Costs related to the development of information systems that are expected to benefit future periods are capitalized and amortized over the estimated useful lives of the systems.

REVENUE RECOGNITION

Sales are recorded upon shipment of products. Sales made on a returnable basis are recorded net of provisions for estimated returns and allowances. These estimates are revised, as necessary, to reflect actual experience and market conditions. Revenue from the sale of film rights, principally for the home video and domestic and foreign syndicated television markets, is recognized when the film is available for showing or exploitation. Income from licensing is recorded at the time characters are available to the licensee and collections are reasonably assured. Receivables due more than one year beyond the balance sheet date are discounted to their present value.

PER SHARE DATA

Net loss per common share for the eleven months ended December 28, 1996 and the years ended February 3, 1996 and January 28, 1995 is based on the net loss for the year plus preferred dividend requirements divided by the weighted average number of common shares outstanding. Shares issuable upon the exercise of all common stock equivalents consisting primarily of stock options are not included in the computations since their effect is not dilutive (see Note 22).

INVENTORIES

Inventories are valued at the lower of cost or market value. Cost is determined by the LIFO method for substantially all domestic inventories. Inventories of international operations are valued using the first-in, first-out method. At December 28, 1996 and February 3, 1996, approximately 85% and 92% of total inventories were valued under the LIFO method.

FOREIGN CURRENCY TRANSLATION

Foreign currency assets and liabilities are translated into United States dollars at end of period rates of exchange, and income and expenses accounts are translated at the weighted average rates of exchange for the period. The gains and losses resulting from the translation adjustments have been accumulated as a separate component of common stockholders' equity (deficit).

FILM LIBRARY

Film library consists of the costs of acquiring the film library, which is stated at the lower of unamortized costs or net realizable value. The costs are being amortized using the film-forecast method which amortizes such costs in the same ratio that current revenues bear to anticipated total revenues. The liabilities for various profit participations and residuals are accrued in the proportion which revenue for a period bears to ultimate revenue.

GOODWILL

Goodwill in 1996 consists of the cost in excess of net assets and the film library acquired in connection with the acquisition of substantially all of the assets of Broadway Video Entertainment, L.P., Broadway Video Enterprises, Inc., Lone Ranger Music, Inc., and Palladium Limited Partnership (collectively "BVELP"), which is being amortized on a straight-line basis over a 25-year period (see Note 15). Goodwill reflected at February 3, 1996 of $9.1 million was attributable to the

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

acquisition of Penn Corporation, which was sold during the eleven months ended December, 28, 1996. Accordingly, the remaining goodwill relates solely to the BVELP acquisition.

It is the Company's policy to account for intangible assets at the lower of amortized cost or estimated realizable value. As part of an ongoing review of the valuation and amortization of intangible assets of the Company and its subsidiaries, management assesses the carrying value of the intangible assets if facts and circumstances suggest that there may be impairment. If this review indicates that the intangible assets will not be recoverable as determined by a non-discounted cash flow analysis of the operating results over the remaining amortization period, the carrying value of the intangible assets would be reduced to estimated realizable value.

IMPAIRMENT OF LONG LIVED ASSETS

During 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of ("SFAS 121"), which established standards for the recognition and measurement of impairment losses on long-lived assets, certain identifiable assets, and goodwill. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The effect of the Company's adoption of this statement determined that no impairment loss need be recognized for applicable assets of continuing operations.

3. CHANGE IN CONTROL AND STRATEGIC DIRECTION OF THE COMPANY

CHANGE IN CONTROL

On May 8, 1996, the Company completed the sale of a significant equity interest to Golden Press Holding LLC, a Delaware limited liability company owned by Richard E. Snyder, Barry Diller and Warburg, Pincus Ventures, L.P. ("GP Holding"). The Company issued to GP Holding, for an aggregate purchase price of $65.0 million, (i) 13,000 shares of the Company's Series B Convertible Preferred Stock, no par value (the "Series B Preferred Stock"), each of which shares is convertible into shares of the Company's common stock, par value $.01 per share ("Common Stock"), at an initial conversion price of $10 per share, and (ii) a warrant to purchase 3,250,000 shares of Common Stock at an initial exercise price of $10 per share (the "GPH Transaction"). Net proceeds associated with the transaction were $58.8 million, after giving effect to $6.2 million of transaction costs. Net proceeds were partially used to retire approximately $10.0 million of Series A Preferred Stock, no par value (the "Series A Preferred Stock"), at its face amount plus $.7 million of related accrued dividends, in addition to payments of approximately $3.4 million of severance and transition costs.

On January 31, 1996, the Company entered into an interim employment agreement (the "Interim Employment Agreement") with Richard E. Snyder, whereby Mr. Snyder became President of the Company. Pursuant to the Interim Employment Agreement, the Company issued 599,465 shares of Common Stock (the "Snyder Incentive Stock") to Mr. Snyder at a price of $8 per share in exchange for a non-recourse note in the amount of the purchase price secured by a pledge of the shares. On May 8, 1996, the Interim Employment Agreement was superseded by a five-year employment agreement (the "Employment Agreement"). Under the terms of the Employment Agreement, Mr. Snyder is entitled to receive annual compensation of $500,000 and an opportunity to earn bonuses of up to $1 million each year. Additionally, on May 8, 1996, Mr. Snyder received options to acquire 1,113,293 shares of Common Stock at a price of $12.81 per share (the "Snyder

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)


3. CHANGE IN CONTROL AND STRATEGIC DIRECTION OF THE COMPANY (CONTINUED)

Option"), special bonuses based on the market price of the Common Stock, supplemental retirement benefits, post-retirement medical benefits and certain other benefits. Accordingly, the Company recorded a charge of approximately $12.8 million in costs associated with the Employment Agreement which is included in the consolidated statement of operations. In connection with the offering of the Preferred Securities (see Note 13), the Broadway Video Acquisition (as hereinafter defined, see Note 15) and the Hallmark Transaction (as hereinafter defined, see Note 17), and in accordance with the anti-dilution provisions of the Employment Agreement, the Company issued 84,987 additional shares of Snyder Incentive Stock in exchange for a non recourse note in the amount of the purchase price, increased by 157,796 the number of shares exercisable under the Snyder Option and adjusted the special bonuses provided for in the Employment Agreement. Accordingly, the Company recorded an additional charge of approximately $1.5 million which is included in the consolidated statement of operations.

STRATEGIC DIRECTION OF THE COMPANY

As part of new management's plan to return the Company's core publishing business to profitability and to re-deploy assets, new management has taken a number of strategic actions and accordingly, made decisions with respect to certain of the Company's assets, writedowns and other charges in the consolidated financial statements for the eleven months ending December 28, 1996 totaling approximately $132.3 million (including charges of approximately $17.7 million in connection with the sale of a significant equity interest to GP Holding) as follows: (i) a restructuring charge totaling $65.7 million including a $21.5 million loss on the disposition of Penn; a $24.3 million non-cash charge relating to the Company's strategic decision to outsource its information technology department, relocate Golden Books Publishing's main manufacturing facility to a new, more efficient location and dispose of a commercial printing facility; the related severance costs of $8.0 million associated with such reorganization announced on December 12, 1996; a $3.0 million adjustment in the estimated net realizable value of the Company's Fayetteville facility; $7.6 million in costs associated with the termination of certain customer program initiatives; and an additional $1.3million relating to facility exit costs; (ii) a cost of sales adjustment of $25.0 million comprised of $17.6 million of costs pertaining to the Company's decision to discontinue or replace certain product lines and expeditiously liquidate related inventory and slow moving product and $7.4 million of other inventory related costs, consisting primarily of licenser and prepublication costs, (iii) a selling, general and administrative charge of $11.0 million relating to costs associated with management's revised plans to resolve certain legal and contractual matters; (iv) adjustments to revenue totaling $3.4 million and an operating expense charge of $2.3 million to establish reserves in connection with the Company's plans to resolve differences with customers with a view toward mending and improving the Company's relationships with its customers and (v) $7.2 million of other one time charges consisting primarily of $3.8 million in consulting fees incurred in relation to new management's review of the operations of the Company, $1.7 million of facility costs and other one time miscellaneous charges of $1.7 million. As of December 28, 1996, $1.3 million of facility related costs and $.6 million of the severance have been paid.

In addition, the Company plans to incur approximately $20.5 million in one time transition costs during 1997 in connection with the Company's strategic plan, consisting mainly of moving costs associated with the new facilities, outsourcing of the information technology department and consulting services associated with implementing the strategic plan.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)


4.    PRIOR YEAR'S RESTRUCTURING AND STREAMLINING PLAN

During the year ended February 3, 1996, the Company recorded an approximate $8.7 million provision for restructuring and closure of operations in a further effort to reduce its operating cost structure and improve future operating results, and to reflect the costs incurred in connection with the termination of a previously announced transaction to sell a significant interest in the Company. The provision includes a non-cash charge of approximately $2.0 million and consists of the following components:

o Severance costs of approximately $3.6 million associated with the Company's previously announced workforce reductions of salaried and hourly personnel. These reductions were completed in the quarter ended February 3, 1996.

o Unrecoverable assets and costs of approximately $3.2 million to be incurred in connection with the Company's decision to close certain of its retail store locations.

o Transaction costs of approximately $1.9 million resulting from the Company's October 17, 1995 announcement of the termination of its initial agreement in principle to sell a significant interest in the Company to Warburg, Pincus Ventures, L.P. and Richard E. Snyder.

SALE AND PHASE OUT OF OPERATIONS

On April 7, 1994, the Company adopted a plan (the "Plan") designed to improve its competitive position and reduce its cost structure through the sale, divestiture, consolidation or phase out of certain operations, properties and products, and a workforce reduction.

The Plan included the following major components:

o An agreement to sell the game and puzzle operation (including certain inventories) to Hasbro, Inc. This transaction was completed on August 4, 1994 for cash proceeds of approximately $101.4 million.

o The decision to exit the Direct Marketing Continuity Clubs and School Book Club businesses. The sale of the School Book Club business was consummated on July 1, 1994 for cash proceeds of approximately $4.3 million and the sale of the Direct Marketing Continuity Club business was completed on October 7, 1994 for cash proceeds of approximately $10.2 million

o The closedown and sale of the Company's Fayetteville, North Carolina manufacturing and distribution facility, which was primarily dedicated to the game and puzzle operation but was not included in the sale to Hasbro. This facility is closed and is for sale.

o The decision to streamline the Company's publishing business so as to focus on its core competencies. This included a reduction in the management, administrative and direct labor workforces.

As of February 3, 1996, net assets held for sale primarily relates to the Company's Fayetteville facility.

The Company recorded a net gain from the Plan of approximately $20.4 million (approximately $12.4 million, net of income taxes), inclusive of operating losses of the game, puzzle, direct marketing and school book club operations from January 30, 1994 through their respective disposition dates. During the year ended February 3, 1996 , an additional gain of approximately $2.0 million was recorded as certain costs and expenses of implementing the Plan were less than originally anticipated.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)


4. PRIOR YEAR'S RESTRUCTURING AND STREAMLINING PLAN (CONTINUED)

PROVISION FOR WRITE-DOWN OF DIVISION

On August 5, 1994, the sale of the Ritepoint and Adtrend businesses was completed for cash proceeds of approximately $5.7 million. The sale of the Vitronic and K-Studio businesses of the Advertising Specialty Division (the "Division") was completed on November 7, 1994 for cash proceeds of approximately $8.4 million. As the proceeds from the sale of this Division exceeded management's estimate, the Company adjusted its previously recorded provision for write-down of Division by recognizing a gain of approximately $1.1 million ($753,000, net of income taxes) in the year ended January 28, 1995.

During the year ended February 3, 1996, the entire cash portion of the $8.7 million prior year restructuring charge ($6.7 million) was paid.

5. CORPORATE REORGANIZATION

On May 8, 1996, the Company effected a reorganization of certain of its subsidiaries (the "Reorganization"). First, the Company conveyed to Golden Books, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("GB"), (i) all of the issued and outstanding shares of capital stock of Penn and (ii) all of the issued and outstanding shares of capital stock of Western Publishing. Immediately thereafter, the Company caused GB to merge with and into Western Publishing. In connection with the Reorganization, the Company, Western Publishing and GB entered into a First Supplemental Indenture, dated as of May 8, 1996, with Marine Midland Bank, a New York banking and trust company, as Successor Trustee, pursuant to which Western Publishing (the name of which was subsequently changes to Golden Books Publishing) was substituted for the Company as obligor with respect to the 7.65% Senior Notes due 2002 originally issued by the Company.

6. NET ASSETS HELD FOR SALE

As of December 28, 1996, net assets held for sale totaling approximately $19.8 million included the Company's, (i) Fayetteville facility, which was closed in conjunction with the sale of the Company's game and puzzle business (a $3.0 million revision to the estimated net realizable value of this facility was recorded in the consolidated statement of operations during the eleven months ended December 28, 1996), (ii) Cambridge facility, which is a part of the commercial printing group, (iii) Fulford Street facility, a facility of Penn which was not sold to Peacock Papers, Inc. ("Peacock") (see Note 7) and (iv) the Creative Center, a facility of Golden Books Publishing.

7. DISPOSITION

During the year ended December 28, 1996, new management determined that Penn, formerly a wholly owned subsidiary of Golden Books Publishing that designed, produced and distributed decorated paper tableware, party accessories and giftware, did not fit into the Company's future strategic direction and, accordingly, decided to divest Penn. As a result, on December 23, 1996 Golden Books Publishing sold the stock of Penn to Peacock for approximately $14.5 million in cash plus Notes, subject to a working capital adjustment. The results of operations of Penn are included in the Company's consolidated results of operations until its date of disposition. Penn's results of operations for the eleven months ended December 28, 1996 and the year ended February 3, 1996 were as follows:

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)


7. DISPOSITION (CONTINUED)

                                Period from February 4, 1996
                                    to December 23, 1996          Year Ended
                                   (date of disposition)      February 3, 1996
                                   ---------------------      ----------------
                                                    (In thousands)

Revenues                             $       40,660            $      52,955
Gross profit                                  4,930                   11,733
Loss before interest expense and
      provision for income taxes             (7,152)                  (3,395)



8. ACCOUNTS RECEIVABLE


Accounts receivable consisted of the following:


                                    December 28, 1996         February 3, 1996
                                    -----------------         ----------------
                                                   (In thousands)


Accounts receivable                 $       63,542             $      68,037
Allowance for doubtful accounts             (4,379)                   (2,522)
Allowance for sales discount and
   returns                                 (16,747)                  (4,482)
                                          ---------                ---------
                                            42,416                    61,033
Less long term portion                      (1,001)                       -
                                          ---------                ---------
                                          $  41,415                 $ 61,033
                                          =========                ==========



The increase in the allowance for sales discounts and returns in Fiscal 1996 is due to the Company's effort to resolve differences with customers with a view towards mending and improving the Company's relationships with its customers.

On September 29, 1995 Golden Books Publishing, a wholly owned subsidiary of the Company entered into an extendible one-year Receivables Purchasing Agreement, which included a letter of credit facility, with a financial institution to sell in pools, trade accounts receivable on a revolving basis, up to a maximum of $62.5 million outstanding at any one time. The pools were sold on a non-recourse basis for credit losses and were subjected to a discount fee. During the year ended February 3, 1996, the Company sold approximately $19.0 million of receivables of which approximately $1.5 million were outstanding at February 3, 1996. The Company did not sell any receivables during the eleven month period ending December 28, 1996. The proceeds from the sale of receivables are reported as providing operating cash flow in the accompanying consolidated statements of cash flows. The costs associated with this program of $505,000 and $571,000 for the eleven months ended December 28, 1996 and the year ended February 3, 1996, respectively, are included as a component of interest expense in the accompanying consolidated statements of operations. In accordance with the terms of this agreement, the Receivable Purchasing Agreement terminated on September 29, 1996.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)


9.  INVENTORIES

Inventories consisted of the following:

                                   December 28,          February 3,
                                      1996                  1996
                                      ----                  ----
                                             (In thousands)

Raw materials                      $  2,810                $ 10,877
Work-in-process                       1,829                  13,014
Finished goods                       19,719                  60,463
Film library                          3,250                      -
                                    --------              ----------
                                    $27,608                 $84,354
                                   =========              ==========



At December 28, 1996 and February 3, 1996, the replacement cost of inventories valued using the Last In First Out method exceeded the net carrying amount of such inventories by approximately $3.5 million and $9.8 million, respectively. In Fiscal 1996, the liquidation of LIFO inventories decreased cost of sales by $5.2 million.

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:


                                     December 28,          February 3,
                                     ------------          -----------
                                        1996                  1996
                                        ----                  ----
                                              (In thousands)
Land                                 $    356             $     1,022
Building and improvement               13,607                  23,568
Machinery and equipment                54,013                  98,420
Machinery and equipment in
  the process of installation             200                  11,006
                                     --------               ----------
                                       68,176                 134,016
Less accumulated depreciation
  and amortization                    (40,672)                (58,566)

                                    ---------              ----------
                                     $ 27,504              $   75,450
                                    ==========             ==========


11. OTHER CURRENT LIABILITIES


Other current liabilities consisted of the following:



                                     December 28,          February 3,
                                     ------------          -----------
                                         1996                 1996
                                         ----                 ----
                                                (In thousands)

Royalties payable                    $   5,958             $    5,985
Accrued interest                         4,388                  4,339
Accrued workers compensation             4,396                      -
Accrued video duplication costs          3,704                      -
Restructuring costs                      8,538                  5,247
Costs associated with
   streamlining plan                         -                  3,919
Other                                   18,254                 11,151
                                        ------                 ------
                                     $  45,238              $  30,641
                                     =========              =========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)


12. LONG TERM DEBT

Long-term debt consisted of the following:

                                     December 28, 1996        February 3, 1996
                                     -----------------       -----------------
                                                    (In thousands)
7.65% Senior Notes ($150,000,000
   face amount) due 2002               $  149,862               $  149,845
                                        ==========               ==========

On September 17, 1992, the Company completed an offering of $150.0 million of 7.65% Senior Notes due September 15, 2002. Interest is payable semiannually on March 15th and September 15th. There is no obligation to redeem, purchase or repay the Senior Notes prior to maturity.

The Indenture covering the Senior Notes contains certain provisions limiting additional indebtedness, guarantees, liens and the payment of cash dividends on Preferred and Common Stock. At December 28, 1996, there were no retained earnings available to pay dividends on Common Stock.


The Company's 7.65% Senior Notes had a fair value of approximately $135.0 million and $125.0 million at December 28, 1996 and February 3, 1996, respectively, based on market interest rates.

13. PREFERRED SECURITIES

During the eleven months ended December 28, 1996, the Company raised a total of $115.0 million through a private placement of Preferred Securities under Rule 144A under the Securities Act of 1933, as amended (the "Preferred Securities"). The Preferred Securities were issued by the Trust, a Delaware business trust financing vehicle. The Company owns all of the common securities of the Trust. The net proceeds of such offering, after commissions and expenses, were approximately $110.8 million. The Preferred Securities pay quarterly distributions at an annual distribution rate of 8 3/4% (subject to any deferral of interest payments on the Preferred Securities by the Company and Golden Books Publishing), have an aggregate liquidation preference of $115.0 million and are convertible at the option of their holders into Convertible Debentures, which are immediately convertible into Common Stock at an initial conversion price of $13.00 per share. The carrying amount of the Preferred Securities approximates its fair value. Effective January 10, 1997, the Company registered the Preferred Securities with the Securities and Exchange Commission.

The Company and its subsidiary Golden Books Publishing are joint and several obligor's of the Preferred Securities and they have fully and unconditionally guaranteed the Trust's obligations under the Preferred Securities. Separate financial statements of Golden Books Publishing are not presented in their entirety as the separate financial statements would not be materially different from the consolidated financial statements of the Company. Summarized financial statements of Golden Books Publishing as and for the eleven months ended December 28, 1996 is as follows (in thousands):

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)


13. PREFERRED SECURITIES (CONTINUED)

Current assets                                    $    175,387
Non current assets                                     126,253
						  -------------
  Total Assets                                    $    301,640
                                                  =============


Current liabilities                               $    104,918
Noncurrent liabilities                                 191,979
                                                      --------
  Total Liabilities                                    296,897
  Preferred Securities                                 110,488
Stockholder's Deficit                                 (105,705)
                                                      --------
  Total Liabilities and Stockholder's Deficit     $    301,640
                                                  =============
Revenues                                          $    255,005
Gross profit                                            23,213

Loss before interest expense and provision for
  income taxes                                        (169,594)
Net loss                                              (186,417)

The Indenture covering the Senior Notes (see Note 12) restricts the ability of Golden Books Publishing to pay cash dividends or make other cash distributions to the Company.

14. PREFERRED STOCK

Prior to May 8, 1996, the Company had 100,000 authorized preferred shares, no par value, including 20,000 shares of Convertible Preferred Stock, Series A. The Series A Convertible Preferred Stock had a dividend rate of 8.5% per annum. The conversion price was $24 per share. The stock was redeemable at the option of the Company at any time for $500 a share plus all dividends (whether or not earned or declared) accrued and unpaid to the date fixed for redemption.

On May 8, 1996, in connection with the GPH Transaction (see Note 3) the Series A Convertible Preferred Stock was retired at its face value plus accrued dividends and the Company issued to GP Holding, for an aggregate purchase price of $65.0 million, (i) 13,000 shares of the Company's Series B Preferred Stock, no par value, each of which shares is convertible into shares of the Company's Common Stock at an initial conversion price of $10 per share, and
(ii) a warrant to purchase 3,250,000 shares of Common Stock at an initial exercise price of $10 per share (the "Warrant"). The Series B Preferred Stock votes on an as-converted basis with the Common Stock on all matters submitted to a vote of the stockholders of the Company, including the election of directors. The Warrant will be exercisable beginning on May 8, 1998, subject to acceleration upon certain circumstances. The Warrant will be exercisable until May 8, 2003.

The Series B Preferred Stock entitles GPH to receive a 12% annual dividend payable (i) during each of the first four years following issuance in an amount equal to approximately 195,000 shares of the Company's Common Stock per Fiscal quarter of the Company, subject to certain adjustments, and (ii) thereafter, when and as declared out of legally available funds, in cash at the rate of $150 per share, compounded quarterly, all of which dividends shall be cumulative from the initial issuance. At December 28, 1996, the Company had cumulative preferred dividends payable of 130,000 shares of Common Stock (approximately $1.4 million). In addition, the Certificate of Designation governing the Series B Preferred Stock prevents the Company from paying dividends or making other distributions on the Common Stock until all dividends owed on the Series B Preferred Stock have been paid in full.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)


14. PREFERRED STOCK (CONTINUED)

The holders of the Series B Preferred Stock have the right to receive $5,000 per share, plus accrued and unpaid dividends, in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company. Such liquidation preference shall rank senior to any liquidation rights of the Company's Common Stock. The merger or sale of the Company or the sale of all or substantially all its assets shall not be deemed to be a liquidation, dissolution or winding up of the Company for this purpose.

The Series B Preferred Stock is subject to optional redemption by the Company at a redemption price of $5,000 per share, plus an amount equal to any accrued and unpaid dividends, at any time on or after May 8, 2000. The Company is not required to madatorily redeem the Series B Preferred Stock and the Series B Preferred Stock is not the subject of any sinking fund requirement.

The Series B Preferred Stock is convertible, at the option of the holders of the Series B Preferred Stock, into shares of Company Common Stock, at the exchange rate of 500 shares of Company Common Stock for each share of Series B Preferred Stock, representing a conversion price of $10.00 per share of Series B Preferred Stock. The number of shares of Company Common Stock for which the Series B Preferred Stock may be converted is subject to antidilution adjustments pursuant to the Certificate of Designations to prevent dilution on the occurrence of certain events as described in the Certificate of Designations.

15. ACQUISITION


On August 20, 1996, pursuant to an Asset Purchase Agreement, dated as of July 30, 1996, among BVELP, the Company and certain of the Company's subsidiaries, the Company acquired, among other things, substantially all of BVELP's television and film library properties, and assumed payables and all liabilities incurred in connection with the exploitation of such assets after the closing for an aggregate purchase price of approximately $81.0 million in cash and $10 million in Common Stock (901,408 shares), as provided for in the Asset Purchase Agreement (the "Broadway Video Acquisition"). On November 22, 1996, the Company paid an additional amount of approximately $900,000 to BVELP in satisfaction of the Company's obligations under the working capital adjustment provided for in the Asset Purchase Agreement. Additionally, the Company has recorded approximately $4.1 million in additional costs associated with the Broadway Video Transaction. The Broadway Video Acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been tentatively allocated to the assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The cost in excess of the net assets and film library acquired are being amortized on a straight-line basis over a 25-year period (see Note 2). The results of operations of the Broadway Video Acquisition are included in the Company's consolidated results of operations from the date of its acquisition.

Unaudited pro forma results from operations for the eleven months ended December 28, 1996 and the year ended February 3, 1996 assume that the issuance of the Preferred Securities and the Broadway Video Acquisition had occurred on January 29, 1995. The pro forma information is not necessarily indicative either of the results of operations that would have occurred had these transaction been made on January 29, 1995 or of future results of operations.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)


15. ACQUISITION (CONTINUED)


                               Eleven Months
                                  Ended            Year Ended
                               December 28,        February 3,
                                   1996               1996
                           -----------------    -----------------
                           (In thousands, except per share data)

Revenues                     $    265,324         $    380,830
Net loss                     $   (203,400)        $    (69,349)
Net loss per common share    $      (8.78)        $      (3.20)


16. EMPLOYEE STOCK OPTIONS


In December 1995, the Company adopted a stock option plan, which as amended and restated as of January 31, 1996 (the "1995 Plan"), provides for the granting of options to purchase up to 2,250,000 shares of Common Stock to employees of the Company and its subsidiaries. As of December 28, 1996 options to purchase 2,171,089 shares of Common Stock have been granted under the 1995 Plan. In March 1986, the Company adopted a stock option plan, which as amended, provides for the granting of options to purchase up to 2,100,000 shares of Common Stock through 1996 to employees of the Company and its subsidiaries. In addition, as of December 28, 1996, the Company has issued to employees options to purchase 655,000 shares of Common Stock other than pursuant to the aforementioned plans. Subject to shareholder approval at the 1997 annual meeting of shareholders, the Company intends to amend such options to provide that such options are pursuant to the 1995 Plan.

Prior to February 3, 1990, options granted generally become exercisable with respect to one-half of the options granted two years after the date of grant and with respect to the remaining one-half of such options three years after the date of grant. Options granted between February 4, 1990 and January 29, 1994 generally become exercisable in their entirety five years after the date of grant. Options granted between January 30, 1994 and February 28, 1995 generally become exercisable with respect to one-third of the options granted on the date of grant, with respect to an additional one-third such options one year after the date of grant and with respect to the remaining one-third of such options two years after the date of grant. Options granted subsequent to February 28, 1995 generally become exercisable with respect to one-third of the options granted one year after the date of grant, with respect to an additional one-third such options two years after the date of grant and with respect to the remaining one-third of such options three years after the date of grant.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)


16. EMPLOYEE STOCK OPTIONS (CONTINUED)


The following table of data is presented in connection with the stock option plans:

                                                                       Option Price         Weighted Average
                                                   Shares                Per Share           Exercise Price
                                             ----------------       ----------------      --------------------
Outstanding at January 30, 1994                    998,750
Exercised                                          (64,750)          $10.00-$12.00
Canceled                                          (428,950)          $10.00-$20.00
Granted                                            871,650           $11.50-$12.75
                                              -------------
Outstanding at January 28, 1995                  1,376,700
Exercised                                          (44,000)          $10.00-$11.75
Canceled                                          (539,600)           $9.50-$20.00
Granted                                            771,000            $8.25-$13.50
                                               -------------
Outstanding at February 3, 1996                  1,564,100
Exercised                                         (356,579)           $9.25-$12.00                 $10.90
Canceled                                          (547,221)           $9.25-$20.00                 $15.84
Granted                                          2,826,089           $10.44-$14.25                 $12.34
                                              -------------
Outstanding at December 28, 1996                 3,486,389
                                              =============


Weighted average fair value of options
granted during the year                                                                            $7.09

Options to purchase 532,636 shares and 1,012,000 shares were exercisable at December 28, 1996 and February 3, 1996, respectively.


                              Options Outstanding                                       Options Exercisable
                   ---------------------------------------------------------------------------------------------------
                                             Weighted
                         Number              Average                                  Number
Range of Exercise     Outstanding at        Remaining           Weighted          Exercisable at          Weighted
      Prices           December 28,         Contractual          Average            December 28,      Average Exercise
                           1996                Life          Exercise Price            1996                Price

  $ 8.25 - $10.00           127,500                7.7            $  9.75              66,169              $  9.64
  $10.01 - $12.00         1,105,300                6.7            $ 11.12             246,467              $ 11.75
  $12.01 - $14.50         2,183,589                6.5            $ 12.80             210,000              $ 13.33
  $15.50 - $16.75            70,000                5.0            $ 15.68              10,000              $ 16.75
                        ------------        ------------      ------------        ------------         ------------
                          3,486,389                6.6            $ 12.21             532,636              $ 12.20
                        ============        ============      ============        ============         ============

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"). Proforma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value of that

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)


16. EMPLOYEE STOCK OPTIONS (CONTINUED)

statement. For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per common share would have been increased by approximately $5.3 million or $.23 per share, and $.3 million or $.01 per share for the eleven months ended December 28, 1996 and the year ended February 3, 1996, respectively. If the Company was to implement SFAS 123, the proforma result on net loss and net loss per common share would have been approximately $208.9 million or $8.96 per share, and $.1 million or $3.24 per share for the eleven months ended December 20, 1996 and the year ended February 3, 1996, respectively. Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its proforma effect will not be fully reflected until 1997.

The fair value for each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the various grants made during 1995 and 1996: risk-free interest rate of 5.12%; no dividend yield; expected volatility of 55.8%; no forfeiture rate and expected lives of seven to ten years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

17. STOCKHOLDERS' EQUITY (DEFICIT)

On May 8, 1996, pursuant to the sale of a significant equity interest in the Company to GP Holding, and the requisite vote of the stockholders of the Company, an amendment to increase the authorized number of shares of the Company's Common Stock, $.01 par value from 40.0 million shares to 60.0 million shares was approved.


In connection with the GPH Transaction 13,000 shares of the Company's Series B Preferred Stock was issued for an aggregate purchase price of $65.0 million. Net proceeds associated with the transaction was approximately $58.8 million, after giving effect to approximately $6.2 million of transaction costs. For the first four years, the Series B Preferred Stock remits dividend equal to approximately 195,000 shares of the Company's Common Stock per Fiscal quarter of the Company.

On January 31, 1996, in accordance with his Interim Employment Agreement, the Company issued 599,465 shares of Common Stock to Mr. Snyder at a price of $8.00 per share in exchange for a non-recourse note in the amount of the purchase price, secured by a pledge of the shares. The non-recourse note was shown as a separate component of consolidated stockholders' equity (deficit) at February 3, 1996. During the year ended December 28, 1996, the Company exchanged another non-recourse note of approximately $1.0 million in connection with the 84,987 additional shares issued to Mr. Snyder under the antidilution provisions of his Employment Agreement.

On September 6, 1996, the Company completed the sale to H.C. Crown Corporation, a wholly owned subsidiary of Hallmark Cards Incorporate ("Hallmark"), of 2,356,198 shares of Common Stock for approximately $25.0 million (the "Hallmark Transaction"). Hallmark and the Company have announced the possibility of a second investment of $25.0 million in the Company by Hallmark. While the parties have delayed a decision with respect to such second investment until July 1, 1997, they continue to discuss a strategic relationship between the two companies, premised on the good faith efforts of Hallmark and the Company to develop constructive working relationships across appropriate lines of business.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)


17. STOCKHOLDERS' EQUITY (DEFICIT)

In connection with the Broadway Video Acquisition (901,408 shares), the Hallmark Transaction (2,356,198) and the issuance of Preferred Securities, pursuant to the anti-dilution provisions of Mr. Synder's Employment Agreement, the Company issued 84,987 additional shares of Common Stock to Mr. Snyder.


As of December 28, 1996, the Company has reserved 22,082,000 shares of common stock for the conversion of the (i) Series B Preferred Stock (see Note 3),
(ii) warrants issued in connection with the GPH Transaction (see Note 3) and
(iii) Preferred Securities (see Note 13) and the exercise of outstanding options (see Note 16).

18. COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities, machinery and vehicles under various noncancellable operating lease agreements over periods of one to ten years. Future minimum lease payments required under such leases in effect at December 28, 1996 are as follows:

                                             Amount
                                         (In thousands)
					 --------------
            1997                             $  2,860
            1998                                3,074
            1999                                4,042
            2000                                3,903
            2001                                3,846
            and thereafter                     45,047

Total rent expense charged to operations was approximately $4.7 million, $6.1 million and $6.9 million for the eleven months ended December 28, 1996 and the years ended February 3, 1996 and January 28, 1995, respectively.

CONTINGENCIES

Golden Books Publishing and Penn have been informed by the Environmental Protection Agency (the "EPA") and/or state regulatory agencies that they may be potentially responsible parties ("PRPs") and face liabilities under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly known as "CERCLA" or "Superfund") or similar state laws. In all cases except those described below, the Company has resolved its liability or is in the process of resolving its liability for amounts deemed not material. Although the Company divested Penn in December, 1996, the Company has agreed to indemnify Peacock against certain of Penn's environmental liabilities, including the Cork Street Landfill and Fulford Street Property as discussed below.

The Wisconsin Department of Natural Resources (the "WDNR") alleges that the Company is a responsible party for drums found at a site located in unincorporated Racine County. The WDNR and the Company have entered into an agreement which requires the Company to remove drums and soil from the site. The disposal of these drums dates back almost 30 years. Golden Books Publishing did not authorize disposal of its waste drums at the site. The Company's obligations pursuant to this Agreement will be completed by mid-1997 at a cost of less than $150,000.

At the Hunt's Landfill site in Racine County, Wisconsin, Golden Books Publishing's liability pursuant to the terms of a consent decree is limited to approximately 4% of the total remedial costs. The current estimate of the total costs is in the

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)

18. COMMITMENTS AND CONTINGENCIES (CONTINUED)

range of $22 million. In accordance with the consent decree, the Company has provided for its share of the probable clean-up costs.

At the Hertel Landfill in Plattekill, New York, Golden Books Publishing is one of five PRPs sued by the EPA in 1994 for recovery of past EPA response costs of approximately $2.5 million. In September 1991, the EPA approved a remedial action for the Hertel Landfill site that currently is estimated to cost $4.1 million other than groundwater remediation costs, if any are required. One of the site's non-defendant PRPs has been complying with an EPA unilateral administrative order requiring investigation and clean-up of the site and is now seeking contribution towards its cost from Golden Books Publishing and more than 20 other PRPs. At the time the 1991 order was issued, Golden Books Publishing did not comply. As of June 26, 1996, representatives of Golden Books Publishing reached agreement with the EPA to come into compliance with the order and pay a penalty of $625,000 for previous non-compliance. At the current time, the PRPs are attempting to negotiate the appropriate allocation for responsibility at this site for final clean-up and related costs. The Company and the government have reached a tentative allocation and are in the process of negotiating a Consent Decree which will establish the Company's future responsibilities at the site.

Golden Books Publishing also has been identified as a PRP at another site located in Poughkeepsie, New York. Golden Books Publishing and eight other PRPs received a notice letter in 1995 from the State of New York regarding this site. New York State will be seeking recovery of its past oversight costs of more than $600,000 plus future oversight and maintenance costs associated with this site, currently estimated by the State at $830,000. There has been no attempt made to develop an allocation or to identify all PRPs to date, but the construction phase of the remedy has been completed by other parties without Company involvement.

On October 2, 1996, the Company received notice from the City Attorney of Kalamazoo, Michigan that Beach Products, a division of Penn, will be asked to participate in the remediation of the Cork Street Landfill site located in the city which was allegedly used by Beach Products in the past. Current cost estimates for the remediation required at the site are as high as $24,000,000. More that 70 entities will be requested to provided financial contribution to the remediation.

On November 14, 1996, the Michigan Department of Environmental Quality requested that corrective actions be taken as a result of the discovery of a leaking underground storage tank system at the Fulford Street Property of the Company on November 8, 1996. An initial site assessment is being completed by the Company's outside consultant. Preliminary estimates indicate that the costs associates with this release should not exceed $300,000.

In addition to these environmental matters, Golden Books Publishing filed an action in 1994 in the United States District Court, Eastern District of Wisconsin captioned as Western Publishing Company Inc. v. MindGames, Inc. seeking a declaration of rights in regard to Golden Books Publishing's alleged breach of various of its obligations under its licensing agreement with the defendant for distribution through 1994 of the adult board game known as "Clever Endeavor." This case involves the Company's now-discontinued adult and children's game division. The defendant, believing its board game had the potential to become one of the most popular of all time, has maintained that certain of the alleged breaches entitle it to damages of as much as $40 million resulting from lost profits and unpaid royalties. The Court recently granted Golden Books Publishing's partial motion for summary judgment and held that the defendant is precluded from recovering lost profits. Accordingly, the defendant's damage claim is now limited to its unpaid royalties of $1.2 million. Golden Books Publishing denies that it has any liability to defendant.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)


18. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In consideration of the aforementioned matters, the Company has recorded accruals in the deferred compensation and other liabilities account of approximately, $6.8 million in the Consolidated Balance Sheet.

The Company and its subsidiaries are parties to certain other legal proceedings which are incidental to their ordinary business, none of which the Company believes are material to the Company and its subsidiaries taken together as a whole.

The Company is actively pursuing resolution of the aforementioned matters or is awaiting further government response. While it is not feasible to predict or determine the outcomes of these proceedings, it is the opinion of management that their outcomes have been adequately reserved for and will not have a materially adverse effect on the Company's financial position or future results of operations.

Effective December 1996, the Company entered into a five-year outsourcing agreement to manage its information technology services department. The amount of annual service fees will vary with the cost of living adjustment and is dependent upon the services provided, which services depend upon the Company's volume of business and system needs. In connection with this decision to outsource the information technology services department, the Company recorded a restructuring charge of approximately $10.5 million (see Note 3).


19. INCOME TAXES

Income tax expense (benefit) calculated in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, consisted of the following:
                             Eleven Months           Year Ended
                                 Ended               ----------
                              December 28,   February 3,      January 28,
                                  1996          1996              1995
                                  ----          ----              ----
(In thousands)

Current payable (Benefit):
   Federal                    $  2,051       $   (2,092)       $  (6,656)
   State                           (53)              78              380
   Foreign                        (105)            (540)             370
                             -----------      ----------      -----------
                                  1,893          (2,554)          (5,906)
                             -----------      ----------      -----------

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)


19. INCOME TAXES(CONTINUED)

                          Eleven Months                  Year Ended
                              Ended                      ----------
                       December 28, 1996   February 3, 1996   January 28, 1995
                       -----------------   ----------------   ----------------
(In thousands)

Deferred:
   Federal                        -            11,281              8,239
   State                          -             2,615                222
   Foreign                        -               (10)              (85)
                          ----------        -----------        -----------
                                  -            13,886              8,376
                          ----------        -----------        -----------

                         $     1,893        $  11,332         $    2,470
                         ===========        ===========       ============


Income (loss) before income tax expense (benefit) of Golden Books Publishing's Canadian subsidiary was approximately $(577,000), $(920,000) and $963,000 for the eleven months ended December 28, 1996 and the years ended February 3, 1996 and January 28, 1995, respectively.

A reconciliation of the statutory United States Federal income tax rate to the Company's effective income tax rate follows:


                                                   Eleven Months
                                                       Ended                                 Year Ended
                                                 December 28, 1996            February 3, 1996       January 28, 1995
                                                 -----------------            ----------------       ----------------

Statutory rate                                           35.0%                      35.0%                    35.0%
State income taxes, net of Federal benefit                4.2                       (.2)                     (2.6)
Valuation allowance, net of refundable amounts          (33.7)                    (56.8)                    (82.4)
Permanent differences relating to the sale of
    Divisions/Subsidiaries                               (4.1)                        -                      35.9
Other - net                                              (2.4)                      1.7                      (2.2)
                                                   ------------               ------------              ------------
                                                         (1.0)%                   (20.3)%                   (16.3)%
                                                   ============               ============              ============


GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)


19. INCOME TAXES (CONTINUED)

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 28, 1996 and February 3, 1996 are as follows:
                                            December 28,    February 3,
                                                1996           1996
                                            ------------    -----------
(In thousands) Deferred tax assets:

   Allowance for doubtful accounts & returns       9,881        2,098
   Inventories                                     2,896        1,278
   Property, plant & equipment                     4,413            -
   Accrued expenses                               24,898        7,396
   Post retirement benefits                       11,515       11,028
   Net operating loss carryforwards               60,015       32,811
   Other - net                                       561            -
                                                ---------    ---------
Total deferred tax assets                        114,179       54,611
   Valuation allowance                          (112,481)     (46,074)
                                                ---------    ---------
Deferred tax assets, net of valuation
   allowance                                       1,698        8,537
                                               ---------    ---------



Deferred tax liabilities:



   Property, plant & equipment                         -        5,487
   Pension contributions                           1,698        1,717
   Other - net                                         -        1,333
                                                 ---------    ---------
   Total deferred tax liabilities                   1,698       8,537
                                                 ---------    ---------
Net deferred tax assets / (liabilities)           $     -       $   -
                                                 =========    =========

The current balance of the total deferred tax assets less total deferred tax liabilities ("Net Deferred Tax Asset") was $32.8 million and $11.2 million at December 28, 1996 and February 3, 1996, respectively. The noncurrent balance of the Net Deferred Tax Asset was $79.7 million and $34.9 million at December 28, 1996 and February 3, 1996, respectively. The entire Net Deferred Tax Asset was offset by a valuation allowance at both December 28, 1996 and February 3, 1996, due to the uncertainty of realizing the Federal and state income tax benefits associated with the Net Deferred Tax Asset.

At December 28, 1996, the Company had available net operating loss carryforwards of approximately $138.7 million for Federal income tax purposes of which approximately $71.9 million and $66.8 million expire in the years 2011 and 2012, respectively. The Company has tax credit carryforwards at December 28, 1996 of approximately $4.4 million.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)


20. PENSION, POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

Golden Books Publishing and its Canadian subsidiary (formerly Western Publishing and its Canadian subsidiary) have noncontributory defined benefit retirement plans covering substantially all domestic hourly and Canadian salaried and hourly employees. The benefits are generally based on a unit amount at the date of termination multiplied by the participant's credited service. The Company's funding policy is to contribute amounts within the limits which can be deducted for income tax purposes.

The following tables set forth the plans' funded status and amounts recognized in the consolidated financial statements at December 28, 1996 and February 3, 1996, and for the eleven months ended December 28, 1996 and the years ended February 3, 1996 and January 28, 1995:

                                    December 28,             February 3,
                                    ------------             -----------
                                        1996                    1996
                                        ----                    ----
                                               (In thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligations,
  including vested benefits of
  $15,937 and $15,052                $  16,109                $ 15,222
                                     ==========               =========

Projected benefit obligations
  for service rendered               $  16,656                $ 15,745
Plan assets at fair value
  (primarily U.S. government
  securities, corporate bonds
  and equity mutual funds)              18,684                  16,995
                                     ----------               ---------
Projected benefit obligations
  less than plan assets                  2,028                   1,250
Unrecognized net loss                      120                     978
Unrecognized prior service cost          2,129                   2,205
Unamortized portion of
  unrecognized net asset at
  January 31, 1987                         (32)                   (140)
                                      ----------             -----------
Prepaid pension costs
  recognized in accompanying
  consolidated balance sheets         $   4,245              $    4,293
                                      ==========              ==========


                                  Eleven Months             Year Ended
                                      Ended                 ----------
                                   December 28,     February 3,     January 28,
                                     1996              1996            1995
                                 ---------------   ------------   -------------
                                                (In thousands)

Net pension (income) expense,
  included in the following
  components:
    Service cost - benefits
      earned during the period     $     498       $     441        $      509
    Interest cost on projected
      benefit obligations              1,084           1,054             1,105

    Actual return on plan assets      (2,268)         (3,437)              415
    Net amortization and deferral        734           2,070            (1,995)
    Net settlement gain                    -              (3)              (50)
                                  ------------    -----------    --------------
    Net pension expense (income)  $       48      $      125     $        (16)
                                  ============    ============   ==============

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)


20. PENSION, POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS (CONTINUED)

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligations was 7.0% for both the eleven months ended December 28, 1996 and the year ended February 3, 1996. The expected long-term rate of return on assets was 10%.

Pension expense charged to operations for these plans and for other multi-employer plans in which certain union employees of the Company's subsidiaries participate was approximately $349,000, $503,000 and $376,000 for the eleven months ended December 28, 1996 and the years ended February 3, 1996 and January 28, 1995, respectively.

Subsidiaries of the Company also maintain defined contribution contributory retirement plans for substantially all domestic employee groups. Under the plans, the subsidiaries make contributions based on employee compensation and in certain cases based upon specified levels of voluntary employee contributions. Golden Books Publishing and its Canadian subsidiary also maintains a profit sharing plan for certain salaried employees. Expense for these plans was approximately $2.5 million, $3.1 million and $3.7 million for the eleven months ended December 28, 1996 and the years ended February 3, 1996 and January 28, 1995, respectively.

POSTRETIREMENT BENEFITS

Golden Books Publishing provides certain health care and life insurance benefits for substantially all of its retired employees. The Company accrues the estimated cost of retiree benefit payments during the years the employee provides services.

The postretirement benefit obligation recorded in the consolidated balance sheet consisted of the following amounts:

                                        December 28, 1996    February 3, 1996
                                        -----------------    ----------------
                                                  (In thousands)
Retirees currently receiving benefits      $   18,487         $    13,872
Current employees eligible to receive
  benefits                                      4,500               6,500
Current employees not yet eligible to
  receive benefits                              8,300               9,400
Unrecognized net gain from past
  experience                                   (5,800)             (4,900)
Unrecognized prior service cost                 3,300               2,700
                                           -----------        ------------
                                           $   28,787         $    27,572
                                           ===========        ============

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)


20. PENSION, POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS (CONTINUED)

The net postretirement benefit cost, which is not currently funded, consisted of the following components:

                                               Eleven Months
                                                   Ended                 Year Ended             Year Ended
                                             December 28, 1996        February 3, 1996       January 28, 1995
                                             -----------------       ----------------       ----------------
                                                                        (In thousands)
Service cost - benefits earned during the
  year                                         $      550                $     500              $       600
Interest cost on accumulated
      postretirement benefit obligation             1,925                    2,000                    2,000
Net amortization and deferral of
      unrecognized amounts                             -                      (100)                      -
                                                -----------             -----------            -------------
Net postretirement benefit expense                  2,475                $    2,400             $    2,600
                                                ============           =============           =============

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of January 1, 1997 was 7.5% for 1997 decreasing linearly to 5% in 2010; and remaining level thereafter.

If the healthcare cost trend rate were increased one percentage point in each year, the accumulated postretirement benefit obligation as of January 1, 1997 and the net postretirement cost would have been increased by approximately 12.5%. The weighted average discount rate used in determining the accumulated postretirement benefit obligation as of January 1, 1997 and January 1, 1996 was 7.0%.

21. INDUSTRY SEGMENTS

The Company has two industry segments, Consumer Products and Commercial
Products.

The Company is engaged in the creation, publication, manufacturing, printing and marketing of story and picture books, interactive electronic books and games, coloring books and other activity books and products for children as well as multimedia "edutainment" products. The Company's foreign operations within the Consumer Products Segment consist of a marketing subsidiary in Canada and a marketing branch in the United Kingdom. Additionally, the Company's Consumer Products Segment includes the Golden Books Entertainment division which was established in August 1996, upon the acquisition by the Company from Broadway Video Entertainment, L.P. of an extensive library of character-based family entertainment properties. The Golden Books
Entertainment division's library is comprised of copyrights, distribution rights, trademarks or licenses relating to characters, television programs and motion pictures, both animation and live action, and includes individual specials and multiple episode series. The Company's Commercial Products Segment provides printing, graphic, creative and distribution services.


Operating profit represents income before income taxes, interest expense and general corporate income and expense. Identifiable assets are those assets used specifically in the operations of each industry segment or which are allocated when used jointly. Corporate assets are principally comprised of cash and cash equivalents, net assets held for sale, refundable income taxes, deferred income taxes, prepaid pension costs and certain other assets. Domestic sales to foreign markets were less than 10% of total consolidated sales for the eleven months ended December 28, 1996 and the years ended February 3, 1996 and January 28, 1995.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)


21. INDUSTRY SEGMENTS (CONTINUED)

Information by industry segment is set forth below:

                                         Eleven Months
                                             Ended                   Year Ended
                                       December 28, 1996           February 3, 1996         January 28, 1995
                                       -----------------           ----------------         ----------------
                                                                   (In thousands)
Net sales:
  Consumer Products                        $   204,142              $   306,543                $   340,970
  Commercial Products                           49,904                   63,029                     57,384
                                              --------                 --------                   --------
                                           $   254,046              $   369,572                $   398,354
                                           ===========              ===========                ===========
Operating loss:
  Consumer Products                        $  (73,244)              $  (23,887)                $    (7,487)
  Commercial Products                         (15,851)                     805                        (112)
                                              --------                 --------                    --------
                                              (89,095)                 (23,082)                     (7,599)

Other income                                    4,235                    3,386                       2,253
General corporate expense                     (30,413)                 (16,459)                    (13,648)
Restructuring charges                         (65,741)                  (8,701)                          -
Gain on streamlining plan                           -                    2,000                      20,352
Provision for write-down of Division                -                        -                       1,100
Interest expense and distributions on
      Preferred Securities                    (14,596)                 (12,859)                    (17,567)
                                             --------                  --------                    --------

Loss before income taxes                   $ (195,610)             $   (55,715)                 $   (15,109)
                                           ===========             ============                =============

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)


21. INDUSTRY SEGMENTS  (CONTINUED)

                                       Consumer      Commercial
                                       Products       Products        Corporate          Total
                                       --------      ----------       ---------          -----
                                (In thousands)
Identifiable assets:
    Eleven months ended December
         28, 1996                    $ 280,783       $ 25,923         $ 60,529         $ 367,235
     Year ended February 3, 1996       213,792         33,521           74,652           321,965
     Year ended January 28, 1995       268,517         23,201          137,088           428,806

Depreciation and amortization:
     Eleven months ended December
         28, 1996                       11,414          1,550            1,057            14,021
     Year ended February 3, 1996        12,816          1,734            1,445            15,995
     Year ended January 28, 1995        11,263          2,293            1,609            15,165

Capital expenditures:
     Eleven months ended December
         28, 1996                        4,006          1,275             458              5,739
     Year ended February 3, 1996        12,540          5,202             179             17,921
     Year ended January 28, 1995        18,805            372             130             19,307


For the years ended February 3, 1996 and January 28, 1995, revenues from the Company's two largest customers, Wal-Mart Stores, Inc. and Toys 'R' Us, Inc. totaled approximately $78.4 million or 21% and $91.7 million or 23% of net sales, respectively. The Company's products are primarily sold to mass market retailers throughout the United States, Canada and the United Kingdom.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)


22. NET LOSS PER COMMON SHARE

Loss per common share was computed as follows:

                                                       Eleven Months                          Year Ended
                                                           Ended                     --------------------------
                                                        December 28,             February 3,            January 28,
                                                            1996                     1996                   1995
                                                            ----                     ----                   ----
                                                      (In thousands except for per share data)

Net loss                                            $ (197,503)              $   (67,047)               $  (17,579)
Preferred dividend requirements                         (6,136)                     (848)                     (848)
                                                 ---------------            -------------            --------------

Loss applicable to common stock                     $ (203,639)              $   (67,895)               $  (18,427)
                                                 ===============            ==============             =============

Weighted average common shares outstanding               23,317                   21,047                    20,997
                                                 ===============            ==============             =============

Loss per common share                             $       (8.73)             $     (3.23)               $     (.88)
                                                 ===============            =============              =============

23. RELATED PARTY TRANSACTIONS

GEORGETOWN TRANSACTION

Pursuant to a letter agreement (the "Georgetown Agreement") dated as of August 1, 1996, The Georgetown Company ("Georgetown"), a corporation of which Marshall Rose (a director of the Company) is the Managing Partner, has acted as a real estate advisor to the Company. Pursuant to the Georgetown Agreement, the Company is obligated to make the following payments to Georgetown: (i) $25,000 per month for the period beginning August 1, 1996 and ending July 1, 1999; and (ii) an incentive fee, payable in cash or Common Stock, for each completed real estate transaction during the period beginning August 1, 1996 and ending July 3, 2000, in an amount equal to one-half of each commission that would be paid to an outside broker representing the Company. To date, the Company has paid to Georgetown (i) $75,000 in respect of a property located at 630 Fifth Avenue, New York, New York, (ii) approximately $580,000 in respect of a property located at 888 Seventh Avenue, New York, New York, (iii) approximately $108,000 in respect to property located at 850 Third Avenue, New York, New York, and (iv) approximately $217,000 in respect of a property located in Fayetteville, North Carolina.

TRIBECA TRANSACTION

Pursuant to a letter agreement (the "Tribeca Agreement") dated as of July 1, 1996, the Company is obligated to pay to Tribeca Technologies LLC ("Tribeca"), a limited liability company in which Philip E. Rowley (an officer of the Company) is a member, as compensation for the loss by Tribeca of the exclusive services of Mr. Rowley following his employment by the Company, the sum of $200,000 on each of the following dates (provided that Mr. Rowley is in the employ of the Company at such time); (1) July 1, 1996; (ii) July 1, 1997; and
(iii) July 1, 1998. In consideration for such payments, Tribeca is obligated to pay the Company one-third of the aggregate amount of any and all distributions otherwise to be made by Tribeca to Mr. Rowley and the President of Tribeca on or before June 30, 1999 (or such earlier time as Mr. Rowley's employment with the Company ceases), provided, that the

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 1996 (CONTINUED)


23. RELATED PARTY TRANSACTIONS (CONTINUED)

maximum amount payable to the Company is the lesser of (i) $600,000 and (ii) the amount paid by the Company to Tribeca pursuant to the previous sentence. In addition, the Company has retained Tribeca on an arms'-length basis in connetion with certain computer consulting projects and as a purchasing agent for certain of the Company's computer hardware and software. To date, the Company has paid Tribeca approximately $450,000 in connection with such services and equipment.

POWERHOUSE TRANSACTION

On May 8, 1996, the Company and Powerhouse Entertainment Company, Inc., ("Powerhouse"), a corporation affiliated with Richard A. Bernstein, the former Chairman and Chief Executive Officer of the Company, entered into a software development agreement (the "Development and Licensing Agreement") relating to the development by Powerhouse of six interactive PC CD- ROM storybooks under the Little Golden Books Interactive name and logo (the "Powerhouse Products") and certain other computer software products.

Under the terms of the Development and Licensing Agreement, Powerhouse received a fee in the amount of $1.0 million for the development of the Powerhouse Products. All development costs were incurred by Powerhouse with the Powerhouse Products' content, packaging and design subject to the Company's approval. Separately, Powerhouse is paid a royalty based upon the net proceeds of sales of the Powerhouse Products and such royalty obligation continues for the term of copyright. To date, the Company has paid approximately $75,000 to Powerhouse in royalties.

There is also an agreement (the "Support Agreement") of even date between the parties wherein, Powerhouse, on behalf of Company and at Company's sole cost and expense, performed all services relating to the manufacturing, marketing, distribution, sales and licensing of the Powerhouse Products. To date, the Company has paid approximately $500,000 to Powerhouse in connection with such services. The support Agreement expired on December 31, 1996, and the Company is currently determining any further amounts due Powerhouse, if any, for marketing, advertising, returns and other related costs.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


Condensed Balance Sheets
(In thousands)

                                     December 28, 1996   February 3, 1996
                                     -----------------   ----------------
Assets

Current assets
   Cash                                  $  59,995            $     14
   Refundable income taxes                     637                 974
   Other current assets                          -               2,518
                                      -------------       -------------
   Total current assets                     60,632               3,506

Other assets                                    10               1,080

Property, plant and equipment                   99                 223
   Less allowances for
   depreciation and amortization                 -                (129)
                                       ------------         -----------
                                                99                  94
Investment and advances in
subsidiaries                               (64,097)            238,779
                                       ------------         -----------
                                       $    (3,356)         $  243,459
                                       ============         ===========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Balance Sheets (continued)
(In thousands)
                                            December 28,    February 3,
                                                1996           1996
                                                ----           ----
Liabilities and stockholders' equity

Current liabilities
  Accrued compensation and fringe
    benefits                                $     299        $  440
  Due to subsidiaries and other current
    assets                                      8,023          8,821
                                            ---------      ---------
                                                8,322          9,261

Deferred compensation                           7,759            --
Long-term debt                                   --          149,845
Other noncurrent liabilities                      200            --
                                            ---------      ---------
                                                7,959        149,845

Convertible preferred stock - series A           --            9,985

Stockholders' equity
  Convertible preferred stock - series B       65,000            --
  Common stock                                    259            219
  Note receivable on issuance of stock           --           (4,796)
  Additional paid in capital                  120,376         87,044
  Accumulated deficit                        (201,111)        (3,608)
  Cumulative translation adjustment            (1,339)        (1,669)
                                             ---------      ---------
                                              (16,815)        77,190
  Less common stock in treasury                (2,822)        (2,822)
                                             ---------      ---------
                                              (19,637)        74,368
                                             ---------      ---------

                                            $  (3,356)     $ 243,459
                                            ==========     =========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Statements of Operations
(In thousands)
                                         Eleven             Year Ended
                                         Months
                                          Ended
                                         December       February   January 28,
                                         28, 1996        3, 1996      1995
                                        ---------        --------   ---------
Net revenues (principally
  intercompany interest income)        $   8,736    $  27,473    $  24,282

Costs and expenses:
   Selling, general and administrative    14,335           --           --
   Restructuring charges                   1,072        1,870           --
   Interest expense (primarily
     intercompany)                         4,143       12,494       17,412
                                         --------    --------      --------

(Loss) income before provision
        (benefit) for income taxes       (10,814)      13,109        6,870
Provision (benefit) for income taxes         272         (431)          46
                                        --------      --------     --------
                                         (11,086)      13,540        6,824
   Equity in net loss of subsidiary     (186,417)     (80,587)     (24,403)
                                        --------      --------     --------
   Net loss                            $(197,503)   $ (67,047)   $ (17,579)
                                       ==========   ==========   ==========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES


Condensed Statements of Cash Flows
(In thousands)
                                                              Eleven                   Year Ended
                                                              Months
                                                              Ended
                                                             December           February        January 28,
                                                             28, 1996           3, 1996            1995
                                                             --------           -------            ----

Cash provided by Operating Activities                       $  6,366           $ 10,596         $ 23,812


Investing Activities:
   Purchase of property, plant and equipment                     (99)              (19)             (19)
                                                             --------           --------         --------
Net cash used in investing activities                            (99)              (19)             (19)

Financing Activities:
   Proceeds from issuance of Preferred Stock - Series B       65,000                --               --
   Issuance costs of Preferred Stock - Series B               (6,248)               --               --
   Redemption of Preferred Stock - Series A                   (9,985)               --               --
   Dividends paid on Preferred Stock - Series A                 (646)               --             (848)
   Proceeds from sale of Common Stock                         28,886               517              656
   Net decrease in borrowings of revolving credit facility       --            (32,000)         (48,000)
   Increase in capitalization of subsidiary                      --                 --             (300)
   Costs incurred in connection with amendment of
        revolving credit facility                                --                 --             (915)
   Net loans to subsidiaries                                (23,208)            17,905           25,553
   Other                                                        (85)              (509)              46
                                                            --------           --------         --------
Net cash provided by (used in) financing activities          53,714            (14,087)         (23,808)


Net increase (decrease) in cash and cash equivalents         59,981             (3,510)             (15)
Cash and cash equivalents, beginning of period                   14              3,524            3,539
                                                           ---------           --------         --------
   Cash and cash equivalents, end of period                $ 59,995            $    14         $  3,524
                                                           ========            ========        =========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Condensed Financial Statements

Note A - Basis of Presentation

In the Golden Books Family Entertainment, Inc. (the "Company")-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed losses of subsidiaries since the date of acquisition. Descriptions of the Company's long-term obligations, mandatory dividend and guarantees of the Company have been separately disclosed in the Company's consolidated financial statements. The Company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
TWO YEARS AND ELEVEN MONTHS ENDED DECEMBER 28, 1996 (IN THOUSANDS)



                                                      Allowance
                                    Allowance for     for Sales
                                     Doubtful       Discounts and
                                     Accounts          Returns      Total
                                     --------       -------------  --------
BALANCES, JANUARY 29, 1994          $  4,491        $ 11,678       $ 16,169

  Additions charged to costs
    and expenses                         472          26,248         26,720
  Deductions - amounts written off      (885)        (30,442)       (31,327)
  Foreign currency conversion            (11)            (12)           (23)
                                     --------        --------       --------
BALANCES, JANUARY 28, 1995             4,067           7,472         11,539

  Additions charged to costs and
    expenses                           1,440          16,712         18,152
  Deductions - amounts written off    (2,989)        (19,708)       (22,697)
  Foreign currency conversion              4               6             10
                                    ---------        --------       --------
BALANCES, FEBRUARY 3, 1996             2,522           4,482          7,004

  Additions charged to costs and
    expenses                           5,719          21,742         27,461
  Deductions - amounts written off    (3,865)         (9,480)       (13,345)
  Foreign currency conversion              3               3              6
                                    ---------       ---------       --------
BALANCES, DECEMBER 28, 1996         $  4,379        $ 16,747        $ 21,126
                                    =========       =========       ========