Form 10-K/A
period 1996-12-28
GOLDEN BOOKS FAMILY ENTERTAINMENT INC
filed 1997-04-03
CIK 790706

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K / A

                               AMENDMENT NO. 1 TO


[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the Fiscal period ended December 28, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
              For the transition period from          to
                                             ........    ........

                         Commission file number 0-14399
                                                -------

                    GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                               06-1104930
               --------                               ----------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

   850 Third Avenue, New York, New York                     10022
   ------------------------------------                     -----
 (Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code:  (212) 583-6700
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $ .01 per share
                                                             ---------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price as quoted on NASDAQ on March 24, 1997, was approximately $222,456,690. As of March 14, 1997 25,986,842 shares of Common Stock were outstanding.

The undersigned Registrant hereby amends the following information included in
Item 8 in its Form 10-K as set forth below in its entirety:


                                    PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
-------------------------------------------------------------------------------------------------------------

                                                     FIRST           SECOND          THIRD          FOURTH
                                                  QUARTER (1)     QUARTER (1)     QUARTER (1)     QUARTER (1)
                                                  -----------     -----------     -----------     -----------
1996
     Net sales                                      $ 67,314         $ 72,317        $ 67,308       $ 75,246
     Gross profit (loss)                              20,750           19,596         (12,464)         6,323
     Net loss (2)                                    (10,700)         (24,464)        (96,815)       (70,072)
     Net loss per common share                          (.50)           (1.19)          (4.29)         (2.80)
     Weighted average number of common shares         21,669           21,980          23,098         25,750

1995
     Net sales                                        86,789           85,606          94,706        107,510
     Gross profit                                     18,770           21,630          22,627         23,424
     Net loss (3)                                     (9,317)         (11,961)         (8,484)       (33,080)
     Net loss per common share                          (.45)            (.57)           (.41)         (1.56)
     Weighted average number of common shares         21,232           21,232          21,237         21,273

(1) On November 30, 1996, the Company changed its Fiscal year end so as to end on the last Saturday in December. Accordingly, the consolidated quarterly financial information has been restated to reflect the Company's revised quarters follows:

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

(2) Includes a total provision for restructuring and closure of operations of $65,741, of which $40,680 and $25,061 were recognized in the third and fourth quarters, respectively.

(3) Includes an additional gain on streamlining plan of $2,000 recognized in the second quarter, and the provision for restructuring and closure of operations of $8,701 recognized in the third quarter.

                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


April 3, 1997             GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.



                          /s/ Philip E. Rowley
                          -----------------------------------------------
                          Philip E. Rowley
                          Executive Vice President and Chief Financial Officer (principal financial and accounting officer)