Form 10-Q
period 1997-03-29
GOLDEN BOOKS FAMILY ENTERTAINMENT INC
filed 1997-05-13
CIK 790706

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 29, 1997

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    --------------------------

Commission file number     0-14399

                    GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                     06-1104930

(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)

850 Third Avenue, New York, New York                   10022
-------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


                                 (212) 583-6700

              (Registrant's telephone number, including area code)
       -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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


Common stock, par value $.01 per share: 26,376,842 shares outstanding as of May 5, 1997.

                    GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.

                               TABLE OF CONTENTS

                                                                        Page
                                                                       Number
                                                                       ------
PART I     FINANCIAL INFORMATION

 Item 1.   Financial Statements


                  Condensed Consolidated Balance Sheets--                 3
                    March 29, 1997 (Unaudited) and
                    December 28, 1996


                  Condensed Consolidated Statements of Operations--       5
                   Three months ended March 29, 1997 and
                   March 30, 1996  (Unaudited)

                  Condensed Consolidated Statements of Cash Flows--       6
                   Three months ended March 29, 1997 and
                   March 30, 1996 (Unaudited)

                  Notes to Condensed Consolidated Financial               8
                   Statements  (Unaudited)

Item 2.    Management's Discussion and Analysis of                       12
               Financial Condition and Results of Operations


PART II    OTHER INFORMATION


Item 6.    Exhibits and reports on Form 8-K                              15

SIGNATURES                                                               16

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO


GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)
-------------------------------------------------------------------------


ASSETS                                                                                     MARCH 29,           DECEMBER 28,
                                                                                              1997                 1996
                                                                                              ----                 ----
                                                                                          (unaudited)
CURRENT ASSETS
         Cash and cash equivalents                                                       $       117,734      $       139,686
         Accounts receivable, net                                                                 39,182               41,415
         Inventories                                                                              23,788               27,608
         Net assets held for sale                                                                 19,553               19,779
         Other current assets                                                                     14,590               12,385

                                                                                        -----------------    -----------------


         Total current assets                                                                    214,847              240,873

                                                                                        -----------------    -----------------


OTHER ASSETS
         Accounts receivable - long term                                                           1,700                1,001
         Other noncurrent assets                                                                  12,198                8,102

                                                                                        -----------------    -----------------


         Total other assets                                                                       13,898                9,103

                                                                                        -----------------    -----------------


PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation and amortization of $42,021 as of March 29, 1997 and $40,672 as of December 28, 1996
                                                                                                  27,813               27,504

FILM LIBRARY, net of accumulated amortization of $1,894 as of March 29, 1997 and
   $1,082 as of December 28, 1996                                                                 59,856               60,668

GOODWILL, net of accumulated amortization of $705 as of March 29, 1997 and $405 as
   of December 28, 1996                                                                           28,787               29,087

                                                                                        -----------------    -----------------


TOTAL ASSETS                                                                             $       345,201       $      367,235

                                                                                        =================    =================








                      See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)
------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                                                           MARCH 29,           DECEMBER 28,
                                                                                              1997                 1996
                                                                                              ----                 ----
                                                                                          (unaudited)
CURRENT  LIABILITIES
         Accounts payable                                                                $        22,382       $       21,638
         Accrued compensation and fringe benefits                                                  3,204                5,787
         Other current liabilities                                                                33,772               45,238

                                                                                        -----------------    -----------------


         Total current liabilities                                                                59,358               72,663

                                                                                        -----------------    -----------------


NONCURRENT LIABILITIES
         Long term debt                                                                          149,867              149,862
         Accumulated postretirement benefit obligation                                            29,072               28,787
         Deferred compensation and other deferred liabilities                                     24,708               25,072

                                                                                        -----------------    -----------------


         Total noncurrent liabilities                                                            203,647              203,721

                                                                                        -----------------    -----------------


GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S AND GOLDEN BOOKS
   PUBLISHING COMPANY, INC.'S CONVERTIBLE DEBENTURES
                                                                                                 110,536              110,488

STOCKHOLDERS' DEFICIT:
         Convertible Preferred Stock - Series B, 13,000 shares authorized,
           no par value, 13,000 shares issued and outstanding;                                    65,000               65,000
         Common Stock, $.01 par value, 60,000,000 shares authorized,
           25,986,842 and 25,964,711 shares issued as of March 29, 1997 and
           December 28, 1996, respectively                                                           260                  259
         Additional paid in capital                                                              120,601              120,376
         Accumulated deficit                                                                    (209,983)            (201,111)
         Cumulative translation adjustments                                                       (1,396)              (1,339)

                                                                                        -----------------    -----------------

                                                                                                 (25,518)             (16,815)
         Less cost of Common Stock in treasury - 208,800 shares                                    2,822                2,822

                                                                                        -----------------    -----------------


         Total stockholders' deficit                                                             (28,340)             (19,637)

                                                                                        -----------------    -----------------



TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $      345,201       $      367,235

                                                                                        =================    =================



                      See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except for Per Share Data)
-------------------------------------------------------------------------------


                                                                                               THREE MONTHS ENDED
                                                                                       ----------------------------------------

                                                                                           MARCH 29,             MARCH 30,
                                                                                             1997                  1996
                                                                                             ----                  ----
                                                                                                     (unaudited)
REVENUES:
         Net sales                                                                             $  65,624              $ 67,314
         Royalties and other income                                                                  192                   653
                                                                                       ------------------    ------------------


         Total revenues                                                                           65,816                67,967
                                                                                       ------------------    ------------------


COSTS AND EXPENSES:
         Cost of sales                                                                            45,001                47,217
         Selling, general and administrative                                                      26,125                26,789
                                                                                       ------------------    ------------------


         Total costs and expenses                                                                 71,126                74,006
                                                                                       ------------------    ------------------


LOSS BEFORE DISTRIBUTIONS ON GUARANTEED PREFERRED BENEFICIAL
   INTERESTS IN THE COMPANY'S AND GOLDEN BOOKS PUBLISHING COMPANY,
   INC.'S CONVERTIBLE DEBENTURES, INTEREST EXPENSE, AND (BENEFIT)
   PROVISION FOR INCOME TAXES                                                                     (5,310)               (6,039)

DISTRIBUTIONS ON GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE
   COMPANY'S AND GOLDEN BOOKS PUBLISHING COMPANY, INC.'S
   CONVERTIBLE DEBENTURES                                                                          2,516                     -

INTEREST EXPENSE, NET OF INTEREST INCOME OF $1,900 AND $275,
   RESPECTIVELY                                                                                    1,054                 3,150
                                                                                       ------------------    ------------------


LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES
                                                                                                  (8,880)               (9,189)

(BENEFIT) PROVISION FOR INCOME TAXES                                                                  (8)                1,511
                                                                                       ------------------    ------------------


NET LOSS                                                                                        $ (8,872)            $ (10,700)
                                                                                       ==================    ==================

NET LOSS PER COMMON SHARE                                                                       $  (0.41)            $   (0.50)
                                                                                       ==================    ==================



                      See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
-------------------------------------------------------------------------------


                                                                                             THREE MONTHS ENDED

                                                                                   ----------------------------------------

                                                                                       MARCH 29,             MARCH 30,
                                                                                         1997                  1996
                                                                                         ----                  ----
                                                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $       (8,872)      $      (10,700)
   Adjustments to reconcile net loss to net cash (used
     in) provided by operating activities:
     Depreciation and amortization                                                             2,603                4,632
     Provision for losses on accounts receivable                                                 616               (1,334)
     Changes in assets and liabilities:
       Decrease in accounts receivable                                                           918               19,760
       Decrease in inventories                                                                 3,820                2,817
       Increase in refundable income taxes                                                         -               (2,492)
       (Increase) decrease in other current assets and
         royalty advances                                                                     (2,204)               4,444
       Increase (Decrease) in accounts payable                                                   744               (4,523)
       Decrease in accrued compensation and fringe
         benefits                                                                             (2,583)              (4,694)
       Increase in deferred income taxes                                                           -                4,279
       Other assets and liabilities                                                          (12,504)              (7,293)

                                                                                   ------------------    ------------------


         Net cash (used in) provided by operating
           activities                                                                        (17,462)               4,896

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property, plant and equipment                                              (1,658)              (5,886)
   Collateral for letter of credit associated with lease
     for new corporate office                                                                 (3,000)                   -

                                                                                   ------------------    ------------------


     Net cash used in investing activities                                                    (4,658)              (5,886)



                      See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
-------------------------------------------------------------------------------


                                                                                             THREE MONTHS ENDED

                                                                                   ----------------------------------------

                                                                                       MARCH 29,             MARCH 30
                                                                                         1997                  1996
                                                                                         ----                  ----
                                                                                                 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                                       226                     -
                                                                                   ------------------    ------------------


       Net cash provided by financing activities                                                 226                     -

EFFECT OF EXCHANGE RATE CHANGES ON CASH
                                                                                                 (58)                 (108)
                                                                                   ------------------    ------------------


NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                                                             (21,952)               (1,098)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                                             139,686                33,840
                                                                                   ------------------    ------------------


CASH AND CASH EQUIVALENTS, END OF PERIOD
                                                                                          $  117,734         $      32,742
                                                                                   ==================    ==================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest and distribution on Guaranteed
       Preferred Beneficial Interests in the
       Company's and Golden Books Publishing Company,
       Inc.'s Convertible Debentures                                                      $    8,253         $       5,623
                                                                                   ==================    ==================

     Income taxes, net of refunds received                                                $      (27)        $        (184)
                                                                                   ==================    ==================


                      See Notes to Condensed Consolidated
                              Financial Statements

            GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - Basis of Presentation


In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 29, 1997 and the results of operations and cash flows for the three month periods ended March 29, 1997 and March 30, 1996. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Golden Books Family Entertainment, Inc. and Subsidiaries (the "Company") contained in the Company's Form 10-K for the eleven month period ended December 28, 1996.

On November 30, 1996, the Company changed its fiscal year so as to end on the last Saturday of December in each year. As a result of the foregoing, the first quarter of fiscal 1997 ended on March 29, 1997 and the comparable period of the prior year ended on March 30, 1996. Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform with current year presentation.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal period. The business of the Company in general is seasonal and depends to a significant extent on the Christmas selling season, resulting in a disproportionately higher percentage of revenues in the Company's third and fourth fiscal quarters.

The results of Golden Books Financing Trust (the "Trust") are included in the Company's condensed consolidated financial statements since its inception on August 20, 1996. The Trust, which is the issuer of 8 3/4% Convertible Trust Originated Preferred Securities, referred to in the Company's financial statements as "the 8 3/4% Guaranteed Preferred Beneficial Interests in the Company's and Golden Books Publishing Company Inc.'s Convertible Debentures" (the "Preferred Securities"), is wholly owned by the Company, has no independent operations and its assets consist solely of the $118.6 million in aggregate principle amount of 8 3/4% Convertible Debentures due 2016 of the Company and Golden Books Publishing Company, Inc. ("Golden Books Publishing") (see Note D). The obligations of the Trust, which consist of the Preferred Securities, are fully and unconditionally guaranteed by the Company.


NOTE B - Inventories


Inventories consisted of the following:

                                     March 29, 1997    December 28, 1996
                                               (In thousands)
Raw materials                        $ 2,506               $   2,810
Work-in-process                        3,080                   1,829
Finished goods                        14,952                  19,719
Film library                           3,250                   3,250
                                       -----                   -----
                                     $23,788                 $27,608
                                     =======                 =======

NOTE C -  Net Assets Held for Sale

As of March 28, 1997, net assets held for sale totaling approximately $19.6 million included, (i) the Fayetteville facility, which was closed in conjunction with the sale of the Company's game and puzzle business, (ii) the Cambridge facility, which is a part of the Commercial Printing Division, (iii) the Fulford Street facility and (iv) the Creative Center, a facility of Golden Books Publishing.

NOTE D - Preferred Securities

During the eleven months ended December 28, 1996, the Company raised a total of $115.0 million through a private placement of Preferred Securities under Rule 144A under the Securities Act of 1933, as amended (the "Securities Act").

The Preferred Securities were issued by the Trust, a Delaware business trust financing vehicle. The Company owns all of the common securities of the Trust. The net proceeds of such offering, after commissions and expenses, were approximately $110.8 million. The Preferred Securities pay quarterly distributions at an annual distribution rate of 8 3/4% (subject to any deferral of interest payments on the Preferred Securities by the Company and Golden Books Publishing), have an aggregate liquidation preference of $115.0 million and are convertible at the option of their holders into Convertible Debentures, which are immediately convertible into Common Stock of the Company at an initial conversion price of $13.00 per share. The carrying amount of the Preferred Securities approximates its fair value. Effective January 10, 1997, the Company registered the resale of the Preferred Securities with the Securities and Exchange Commission.

The Company and its subsidiary, Golden Books Publishing, are joint and several obligors of the Preferred Securities and they have fully and unconditionally guaranteed the Trust's obligations under the Preferred Securities. Separate financial statements of Golden Books Publishing are not presented in their entirety as the separate financial statements would not be materially different from the consolidated financial statements of the Company. Summarized financial statements of Golden Books Publishing as of and for the three months ended March 28, 1997 are as follows (in thousands):


   Current assets                                             $    166,303
   Noncurrent assets                                               126,245

                                                             ==================

     Total Assets                                             $    292,548

                                                             ==================


   Current liabilities                                        $    100,538
   Noncurrent liabilities                                          195,657

                                                             ------------------

     Total Liabilities                                             296,195
     Preferred Securities                                          110,536
   Stockholders' Deficit                                          (114,183)

                                                             ==================

     Total Liabilities and Stockholders' Deficit              $    292,548

                                                             ==================


   Revenues                                                  $      65,816
   Gross profit                                                     20,815
   Loss before interest expense and benefit for income taxes        (4,213)
   Net loss                                                         (8,478)

The Indenture covering the Company's 7.65% Senior Notes due 2002 restricts the ability of Golden Books Publishing to pay cash dividends or make other cash distributions to the Company.


NOTE E - Loss Per Common Share


Loss per common share was computed as follows:


                                                     Three Months Ended
                                           March 29,                 March 30,
                                            1997                       1996
                                       (In thousands except for per share data)

Net loss                                      $  (8,872)             $(10,700)

Preferred dividend requirements                  (1,877)                 (212)
                                             -----------           -----------

Loss applicable to common stock                $(10,749)             $(10,912)
                                               =========           ===========

Weighted average common shares outstanding       25,983                21,669
                                              ==========            ==========

Loss per common share                        $    (0.41)            $   (0.50)
                                             ===========            ==========

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share" ("Opinion 15"). FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement of all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15, with some modifications. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and the statement requires restatement of all prior-period EPS data presented after the effective date. The Company has not yet determined whether the implementation of FAS 128 will have any impact on the Company's per share amounts.

NOTE F - Contingencies

Golden Books Publishing and Penn Corporation ("Penn") have been informed by the Environmental Protection Agency (the "EPA") and/or state regulatory agencies that they may be potentially responsible parties ("PRPs") and face liabilities under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly known as "CERCLA" or "Superfund") or similar state laws. In all cases except those described below, the Company has resolved its liability or is in the process of resolving its liability for amounts deemed not material. Although the Company divested Penn in December, 1996, the Company has agreed to indemnify Peacock Papers, Inc., the purchaser of Penn, against certain of Penn's environmental liabilities, including the Cork Street Landfill and Fulford Street Property, as discussed below.

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

On October 2, 1996, the Company received notice from the City Attorney of Kalamazoo, Michigan that Beach Products, a division of Penn, will be asked to participate in the remediation of the Cork Street Landfill site located in the city, which was allegedly used by Beach Products in the past. Current cost estimates for the remediation required at the site are as high as $24 million. More that 70 entities will be requested to provided financial contribution to the remediation.

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

In addition to these environmental matters, Golden Books Publishing filed an action in 1994 in the United States District Court, Eastern District of Wisconsin captioned as Western Publishing Company Inc. v. MindGames, Inc. seeking a declaration of rights in regard to Golden Books Publishing's alleged breach of various of its obligations under its licensing agreement with the defendant for distribution through 1994 of the adult board game known as "Clever Endeavor." This case involves the Company's now-discontinued adult and children's game division. The defendant, believing its board game had the potential to become one of the most popular of all time, has maintained that certain of the alleged breaches entitle it to damages of as much as $40 million resulting from lost profits and unpaid royalties. The Court recently granted Golden Books Publishing's partial motion for summary judgment and held that the defendant is precluded from recovering lost profits. Accordingly, the defendant's damage claim is now limited to its unpaid royalties of $1.2 million. Golden Books Publishing denies that it has any liability to the defendant.

In consideration of the aforementioned matters, the Company has recorded accruals in the deferred compensation and other deferred liabilities account in its condensed consolidated balance sheet on March 29, 1997.

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

GENERAL AND ADOPTION OF NEW BUSINESS STRATEGY


CERTAIN OF THE MATTERS DISCUSSED IN THIS ITEM MAY CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AND, AS SUCH, MAY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE OPERATIONS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Golden Books Family Entertainment, Inc. and Subsidiaries (the "Company") for the three months ended March 29, 1997 and March 30, 1996 and the related notes thereto.

The Company is the largest publisher of children's books in the North American retail market. The Company creates, publishes and markets an extensive range of children's entertainment products, including "Little Golden Books" and other storybooks, coloring/activity books, electronic storybooks, puzzles, educational workbooks, reference books and novelty book formats. The Company has published its flagship product line, "Little Golden Books," for over 50 years. On May 8, 1996, Golden Press Holding, LLC, an investment vehicle formed by Warburg, Pincus Ventures, L.P., Richard E. Snyder and Barry Diller, invested $65.0 million in the Company. At that time, the Company's name was changed from Western Publishing Group, Inc. to Golden Books Family Entertainment, Inc. and Mr. Snyder, the former Chairman and Chief Executive Officer of Simon & Schuster, was appointed Chairman and Chief Executive Officer of the Company.

Since May 8, 1996, Mr. Snyder has assembled a new management team. Mr. Snyder and his management team are implementing a new business strategy to build a leading family entertainment company that creates, publishes and licenses children's entertainment products. The Company intends to build on its position as a leader in the children's publishing market, utilizing the strength of the Golden Books brand name to provide family-oriented content through multiple media.

As part of management's plan to return the Company's core publishing business to profitability and to redeploy assets, new management has taken a number of strategic actions and, accordingly, made decisions with respect to certain of the Company's assets as described in prior periodic reports of the Company.

The Company's return to profitability is dependent in part on the successful implementation of management's new strategy. If the new strategy is successful, the Company still does not expect to generate positive net income until 1998 at the earliest.


THREE  MONTHS ENDED MARCH 29, 1997 COMPARED TO THREE MONTHS ENDED MARCH 30, 1996

Historically, the Company has reported operating results under two segments:
(i) the Consumer Products Segment; and (ii) the Commercial Products Segment. In addition, for the quarter ended March 29, 1997 the operating results of the Entertainment Group (acquired on August 20, 1996) are reported separately as the Entertainment Segment. The Consumer Products Segment includes publishing operations ("Publishing") and, during the quarter ended March 30, 1996, Penn Corporation ("Penn"), which was sold on December 23, 1996. The Commercial Products Segment includes the Commercial Printing Division. The Entertainment Segment includes home video, television program licensing, merchandising and other character licensing.


Revenues


Revenues for the quarter ended March 29, 1997 decreased $2.2 million (3.2%) to $65.8 million compared to $68.0 million for the quarter ended March 30, 1996. Consumer Products Segment revenues decreased $12.6 million (24.0%) to $39.9 million for the quarter ended March 29, 1997 compared to $52.5 million for the quarter ended March 30, 1996. The decrease resulted substantially from the sale of Penn, which was sold in December of 1996. Revenues of $12.1 million for Penn are included in the quarter ended March 30, 1996. Publishing revenues remained consistent from period to period with a decrease in revenues from electronic storybooks being offset by increases in the Company's Classic core Children's Publishing.

Commercial Products Segment revenues increased $0.2 million (1.2%) to $15.8 million for the quarter ended March 29, 1997 compared to $15.6 million for the quarter ended March 30, 1996.

Entertainment Segment revenues for the quarter ended March 29, 1997 were $10.1 million.

Gross Profit


Gross profit increased $0.1 million (0.3%) for the quarter ended March 29, 1997 to $20.8 million compared to $20.7 million for the quarter ended March 30, 1996. The gross profit for the quarter ended March 30, 1996 was impacted by an inventory valuation adjustment of $2.7 million which reduced cost of goods sold. As a percentage of revenues, the gross profit margin increased to 31.6% for the quarter ended March 29, 1997 from 30.5% for the quarter ended March 30, 1996. In the Consumer Products Segment gross profit decreased $5.7 million (29.6%) to $13.6 million for the quarter ended March 29, 1997 compared to $19.3 million for the quarter ended March 30, 1996. As a percentage of revenues the gross profit margin decreased to 33.9% for the quarter ended March 29, 1997 from 36.7% for the quarter ended March 30, 1996. The decrease in Consumer Products Segment gross profit resulted from the exclusion of gross profit associated with Penn ($3.7 million for the quarter ended March 30, 1996), offset by manufacturing cost reductions and the impact of the $2.7 million inventory valuation adjustment described above. The decrease in the Consumer Products Segment gross profit margins were due primarily to the inventory valuation adjustment in the quarter ended March 30, 1996 and manufacturing cost savings achieved during the quarter ended March 29, 1997. Commercial Products Segment gross profit increased $0.3 million (20.6%) to $1.9 million for the quarter ended March 29, 1997 compared to $1.6 million for the quarter ended March 30, 1996 and as a percentage of revenues, the gross profit margin increased to 12.4% for the quarter ended March 29, 1997 compared to 10.4% for the quarter ended March 30, 1996. The increase in Commercial Products Segment gross profit and the gross profit margin was primarily due to manufacturing variances which reduced manufacturing costs during the quarter ended March
29, 1997. The Entertainment Segment gross profit was $5.3 million. As a percentage of revenues, the gross profit margin was 52.4%.



Selling, General and Administrative Expenses


Selling, general and administrative expenses before consideration of $2.8 million of one time transition costs associated with the redirection of the Company (comprising consulting costs of $1.3 million and Information Systems changeover costs of $1.5 million) decreased $3.5 million to $23.3 million for the quarter ended March 28, 1997 compared to $26.8 million for the quarter ended March 30, 1996. The decreases were primarily due to the Company's headcount reduction program, reductions in sales promotion costs and was also impacted by the disposal of Penn and the acquisition of the Entertainment Segment.


Interest Expense, net


Interest income for the quarter ended March 29, 1997 increased $1.6 million to $1.9 million from $0.3 million for the quarter ended March 30, 1996. The increase was due to increased cash balances resulting from (1) the sale of the Company's Series B Convertible Preferred Stock to Golden Press Holding, LLC for an aggregate purchase price of $65.0 million in May of 1996, (2) issuance of Preferred Securities (defined hereafter) for $115.0 million in August of 1996 and (3) the sale of the Company's common stock for $25.0 million to HC Crown Corporation, an affiliate of Hallmark Cards, Incorporated, in September of 1996, partially offset by the purchase of substantially all the assets of Broadway Video Entertainment, L.P. in part for $81.0 million in cash, in August of 1996 and the redemption of the Company's Series A Preferred Stock for $10.6 million in May of 1996.

Net interest expense (including the distributions on the guaranteed preferred beneficial interest in the Company's and Golden Books Publishing's Convertible Debentures (the "Preferred Securities") for the three months ended March 29, 1997 increased by $0.5 million to $3.6 million as compared to $3.1 million for the quarter ended March 30, 1996. The increase in net interest expense was primarily due to higher average debt outstanding resulting from the issuance of the Preferred Securities in August of 1996 offset by higher levels of interest income as described above. Total average outstanding debt (including the Preferred Securities) increased to $265.0 million in the quarter ended March 29, 1997 compared to $149.8 million in the quarter ended March 30, 1996.

Income Taxes


The Company does not anticipate any significant provision or benefit for income taxes in the fiscal period ending December 27, 1997. As such, operations for the three months ended March 29, 1997 do not include an income tax benefit from domestic operations as no tax benefit was provided on operating losses. Profitable operating results in subsequent periods will benefit from an income tax rate which will be lower than the statutory rate due to the reinstatement of deferred tax assets for which a valuation allowance was established. The provision for the three months ended March 30, 1996 pertained principally to anticipated resolution of outstanding issues from prior years.


Net Loss


The net loss for the quarter ended March 29, 1997 was $(8.9) million, or $(0.41) per common share, compared to a net loss of $(10.7) million, or $(0.50) per common share, for the quarter ended March 30, 1996. The improvement was due to the factors described above.



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


Operations for the quarter ended March 29, 1997, excluding one time transition costs of $2.8 million resulting from the strategic redirection of the Company and payments of restructuring costs accrued during the period ended December 28, 1996 of $1.2 million, utilized cash of approximately $13.4 million compared to cash provided of $4.9 million for the quarter ended March 30, 1996. The major source of operating cash flow in the quarter ended March 30, 1996 was cash collections relating to sales made in the quarter ended December 30, 1995 which exceeded sales made in the quarter ended December 28, 1996 by approximately $26 million. Acquisitions of property, plant and equipment were $1.6 million during the three months ended March 29, 1997, as compared to $5.9 million during the three months ended March 30, 1996.

Working capital at March 29, 1997 was $155.5 million, as compared to $168.2 million at December 28, 1996. The decrease resulted from the investment in property, plant and equipment and the funding requirements for the Company's operations during the three months ended March 29, 1997.

The Company expects to spend approximately $17.7 million attributable to transition costs to be incurred in connection with its strategic plan during the remainder of fiscal 1997. As of March 29, 1997, the Company maintained sufficient accruals for restructuring costs which are expected to be paid out during the remainder of fiscal 1997.

The Company believes that, based on the carrying value of both certain assets held for sale and inventory to be discontinued or replaced in connection with the Company's strategic actions, it will realize cash proceeds in excess of $20.0 million on the sale of these assets. Such proceeds and cash attributable to the Company's cost savings will be used in connection with the Company's change in strategic focus and other strategic measures.

Additionally, the Company plans to sell its existing manufacturing facility in Racine, Wisconsin and build a new facility to manufacture the core products of the Company. The capital expenditures relating to such a facility will be funded in part through low-cost financing. In connection with the establishment of the new facility, the Company will also receive tax incentives, as well as wage and benefit reductions and work rule changes from each of the labor unions. All of the foregoing financial incentives aggregate approximately $5.0 million.

As of March 29, 1997, the Company had approximately $118 million in cash and cash equivalents. The Company believes that such amounts will be sufficient to fund working capital needed for the foreseeable future and to pursue strategic opportunities, including acquisitions and joint ventures. It is not possible to ascertain the effect on the Company's liquidity that would result from potential future acquisitions, dispositions or debt repurchases. The Company expects to evaluate all viable forms of financing when examining potential future acquisitions or its capital structure. This could take the form of, among other things, additional sales of stock or notes, bank and/or institutional borrowings, or seller financing, as well as internally generated funds. There can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that adequate capital will be available on terms acceptable to the Company.

The Indenture covering the Company's 7.65% Senior Notes due 2002 restricts the ability of Golden Books Publishing to pay cash dividends or make other cash distributions to the Company.

PART II       OTHER  INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                       (a)      Exhibits:

Exhibit Number                  Description


      27.1     Financial Data Schedule



                       (b)      Reports on Form 8-K:

                                None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.


May 13, 1997                             /s/ Richard E. Snyder
                                        ----------------------

                                        Richard E. Snyder
                                        Chairman  of the Board, President and
                                        Chief Executive Officer



May 13, 1997                             /s/ Philip E. Rowley
                                        ---------------------

                                        Philip E. Rowley
                                        Executive Vice President and
                                        Chief Financial Officer