Form 10-Q
period 1997-06-28
GOLDEN BOOKS FAMILY ENTERTAINMENT INC
filed 1997-08-12
CIK 790706

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
                                  (Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 28, 1997
                               ----------------
                                      OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________________

Commission file number    0-14399
                       ----------

                    GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                           06-1104930
-------------------------------                          -------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)

850 Third Avenue, New York, New York                             10022
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                (212) 583-6700
                                --------------
             (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Common stock, par value $.01 per share: 26,485,813 shares outstanding as of August 8, 1997.

                    GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.

                               TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------
PART I           FINANCIAL INFORMATION

 Item 1.         Financial Statements

                        Condensed Consolidated Balance Sheets--             3
                          June 28, 1997 (Unaudited) and
                          December 28, 1996

                        Condensed Consolidated Statements of Operations--   5
                         Three months ended June 28, 1997 and
                         June 29, 1996  (Unaudited)

                        Condensed Consolidated Statements of Operations--   6
                         Six months ended June 28, 1997 and
                         June 29, 1996  (Unaudited)


                        Condensed Consolidated Statements of Cash Flows--   7
                         Six months ended June 28, 1997 and
                         June 29, 1996 (Unaudited)

                        Notes to Condensed Consolidated Financial           9
                         Statements  (Unaudited)

Item 2.          Management's Discussion and Analysis of                   13
                     Financial Condition and Results of Operations

PART II          OTHER INFORMATION

Item 6.          Exhibits and reports on Form 8-K                          17

SIGNATURES                                                                 18

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO


           GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

ASSETS                                                                               JUNE 28,   DECEMBER 28,
                                                                                       1997         1996
                                                                                       ----         ----
                                                                                   (unaudited)
CURRENT ASSETS
         Cash and cash equivalents                                                   $100,470    $139,686
         Accounts receivable, net                                                      39,230      41,415
         Inventories                                                                   29,731      27,608
         Net assets held for sale                                                      17,297      19,779
         Other current assets                                                          15,012      12,385
                                                                                     --------    --------

         Total current assets                                                         201,740     240,873
                                                                                     --------    --------

OTHER ASSETS
         Accounts receivable - long term                                                1,820       1,001
         Other noncurrent assets                                                       12,390       8,102
                                                                                     --------    --------

         Total other assets                                                            14,210       9,103
                                                                                     --------    --------

PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation and
  amortization of $41,174 as of June 28, 1997 and $40,672 as of December 28, 1996      29,286      27,504

FILM LIBRARY, net of accumulated amortization of $2,706 as of June 28, 1997
  and $1,082 as of December 28, 1996                                                   59,437      60,668

GOODWILL, net of accumulated amortization of $1,005 as of June 28, 1997 and
  $405 as of December 28, 1996                                                         28,487      29,087
                                                                                     --------    --------

TOTAL ASSETS                                                                         $333,160    $367,235
                                                                                     ========    ========


                      See Notes to Condensed Consolidated
                             Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)

LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                               JUNE 28,    DECEMBER 28,
                                                                                 1997          1996
                                                                                 ----          ----
                                                                             (unaudited)
CURRENT  LIABILITIES
         Accounts payable                                                     $  18,972     $  21,638
         Accrued compensation and fringe benefits                                 2,365         5,787
         Other current liabilities                                               37,486        45,238
                                                                              ---------     ---------

         Total current liabilities                                               58,823        72,663
                                                                              ---------     ---------

NONCURRENT LIABILITIES
         Long term debt                                                         149,871       149,862
         Accumulated postretirement benefit obligation                           29,134        28,787
         Deferred compensation and other deferred liabilities                    23,466        25,072
                                                                              ---------     ---------

         Total noncurrent liabilities                                           202,471       203,721
                                                                              ---------     ---------

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE
  COMPANY'S AND GOLDEN BOOKS PUBLISHING COMPANY, INC.'S
  CONVERTIBLE DEBENTURES                                                        110,593       110,488


STOCKHOLDERS' DEFICIT:
         Convertible Preferred Stock - Series B, 13,000 shares authorized,
           no par value, 13,000 shares issued and outstanding;                   65,000        65,000
         Common Stock, $.01 par value, 60,000,000 shares authorized,
           26,465,900 and 25,964,711 shares issued as of June 28, 1997 and
           December 28, 1996, respectively                                          265           259
         Additional paid in capital                                             121,402       120,376
         Accumulated deficit                                                   (221,275)     (201,111)
         Cumulative translation adjustments                                      (1,297)       (1,339)
                                                                              ---------     ---------
                                                                                (35,905)      (16,815)
         Less cost of Common Stock in treasury - 208,800 shares                   2,822         2,822
                                                                              ---------     ---------

         Total stockholders' deficit                                            (38,727)      (19,637)
                                                                              ---------     ---------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $ 333,160     $ 367,235
                                                                              =========     =========

                      See Notes to Condensed Consolidated
                             Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except for Per Share Data)

                                                          THREE MONTHS ENDED
                                                       ------------------------
                                                       JUNE 28,     JUNE 29,
                                                        1997          1996
                                                        ----          ----
                                                            (unaudited)
REVENUES:
         Net sales                                    $ 50,445     $ 72,317
         Royalties and other income                        186          292
                                                      --------     --------

         Total revenues                                 50,631       72,609
                                                      --------     --------

COSTS AND EXPENSES:
         Cost of sales                                  35,496       53,860
         Selling, general and administrative            22,647       41,120
                                                      --------     --------

         Total costs and expenses                       58,143       94,980
                                                      --------     --------

LOSS BEFORE DISTRIBUTIONS ON GUARANTEED
  PREFERRED BENEFICIAL INTERESTS IN THE
  COMPANY'S AND GOLDEN BOOKS PUBLISHING
  COMPANY, INC.'S CONVERTIBLE DEBENTURES,
  INTEREST EXPENSE, AND BENEFIT FOR INCOME TAXES        (7,512)     (22,371)

DISTRIBUTIONS ON GUARANTEED PREFERRED
  BENEFICIAL INTERESTS IN THE COMPANY'S AND
  GOLDEN BOOKS PUBLISHING COMPANY, INC.'S
  CONVERTIBLE DEBENTURES                                 2,516           --

INTEREST EXPENSE, net of interest income of $1,679
  and $847, respectively                                 1,279        2,146
                                                      --------     --------

LOSS BEFORE BENEFIT FOR INCOME TAXES                   (11,307)     (24,517)

BENEFIT FOR INCOME TAXES                                   (15)         (53)
                                                      --------     --------

NET LOSS                                              $(11,292)    $(24,464)
                                                      ========     ========


NET LOSS PER COMMON SHARE                             $  (0.52)    $  (1.19)
                                                      ========     ========

                      See Notes to Condensed Consolidated
                             Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except for Per Share Data)

                                                                         SIX MONTHS ENDED
                                                                     ----------------------
                                                                     JUNE 28,       JUNE 29,
                                                                       1997           1996
                                                                       ----           ----
                                                                           (unaudited)
REVENUES:
         Net sales                                                  $ 116,069     $ 139,631
         Royalties and other income                                       378           669
                                                                    ---------     ---------

         Total revenues                                               116,447       140,300
                                                                    ---------     ---------

COSTS AND EXPENSES:
         Cost of sales                                                 80,497       101,077
         Selling, general and administrative                           48,772        67,909
                                                                    ---------     ---------

         Total costs and expenses                                     129,269       168,986
                                                                    ---------     ---------

LOSS BEFORE DISTRIBUTIONS ON GUARANTEED PREFERRED BENEFICIAL
  INTERESTS IN THE COMPANY'S AND GOLDEN BOOKS PUBLISHING
  COMPANY, INC.'S CONVERTIBLE DEBENTURES, INTEREST EXPENSE,
  AND (BENEFIT) PROVISION FOR INCOME TAXES                            (12,822)      (28,686)

DISTRIBUTIONS ON GUARANTEED PREFERRED BENEFICIAL INTERESTS IN
  THE COMPANY'S AND GOLDEN BOOKS PUBLISHING COMPANY, INC.'S
  CONVERTIBLE DEBENTURES                                                5,032            --

INTEREST EXPENSE, net of interest income of $3,578
  and $1,122, respectively                                              2,333         5,020
                                                                    ---------     ---------

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME TAXES                      (20,187)      (33,706)

(BENEFIT) PROVISION FOR INCOME TAXES                                      (23)        1,458
                                                                    ---------     ---------

NET LOSS                                                            $ (20,164)    $ (35,164)
                                                                    =========     =========


NET LOSS PER COMMON SHARE                                           $   (0.93)    $   (1.69)
                                                                    =========     =========

                      See Notes to Condensed Consolidated
                             Financial Statements

 GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                      SIX MONTHS ENDED
                                                                 ------------------------
                                                                 JUNE 28,        JUNE 29,
                                                                   1997            1996
                                                                   ----            ----
                                                                       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    $(20,164)    $(35,164)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization                                5,273        7,735
       Provision for losses on accounts receivable                  1,879          738
       Non cash compensation                                           --       12,786
       Other-non-cash items                                           992           --
       Changes in assets and liabilities:
         Decrease in accounts receivable                              305       13,063
         (Increase) decrease in inventories                        (2,123)      10,648
         (Increase) decrease in other current assets               (2,627)       1,727
         Decrease in accounts payable                              (2,666)      (5,731)
         Decrease in accrued compensation and fringe benefits
                                                                   (3,422)      (4,554)
         Other assets and liabilities                              (9,431)      (1,639)
                                                                 --------     --------

           Net cash used in operating activities                  (31,984)        (391)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property, plant and equipment                 (4,519)      (6,844)
     Additions to film library                                       (393)          --
     Collateral for letters of credit                              (3,305)          --
                                                                 --------     --------

       Net cash used in investing activities                       (8,217)      (6,844)

                      See Notes to Condensed Consolidated
                             Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                   SIX MONTHS ENDED
                                                               -----------------------
                                                                JUNE 28,       JUNE 29,
                                                                  1997          1996
                                                                  ----          ----
                                                                     (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                     1,032         2,305
     Proceeds of issuance of Preferred Stock - Series B             --        65,000
     Issuance costs of Preferred Stock - Series B                   --        (6,162)
     Redemption of Preferred Stock - Series A                       --        (9,985)
                                                             ---------     ---------

         Net cash provided by financing activities               1,032        51,158

   EFFECT OF EXCHANGE RATE CHANGES ON CASH
                                                                   (47)          (37)
                                                             ---------     ---------

   NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                               (39,216)       43,886

   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                               139,686        33,840
                                                             ---------     ---------

   CASH AND CASH EQUIVALENTS, END OF PERIOD
                                                             $ 100,470     $  77,726
                                                             =========     =========

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
       Interest and distribution on Guaranteed Preferred
         Beneficial Interests in the Company's and Golden
         Books Publishing Company, Inc.'s Convertible
         Debentures                                          $  10,768     $   5,845
                                                             =========     =========
     Income taxes, net of refunds received                   $    (317)    $    (280)
                                                             =========     =========


                      See Notes to Condensed Consolidated
                             Financial Statements

           GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Golden Books Family Entertainment, Inc. and Subsidiaries (the "Company") as of June 28, 1997, and its results of operations for the three month and six month periods ended June 28, 1997 and June 29, 1996 and cash flows for the six month periods ended June 28, 1997 and June 29, 1996. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company contained in the Company's Form 10-K for the eleven month period ended December 28, 1996.

On November 30, 1996, the Company changed its fiscal year so as to end on the last Saturday of December in each year. As a result of the foregoing, the second quarter of fiscal 1997 ended on June 28, 1997 and the comparable period of the prior year ended on June 29, 1996. Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform with current year presentation.

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

NOTE B - Inventories

Inventories consisted of the following:

                    June 28,    December 28,
                    --------    ------------
                      1997         1996
                      ----         ----
                      (In thousands)
Raw materials      $ 2,931       $ 2,810
Work-in-process      4,601         1,829
Finished goods      18,949        19,719
Film library         3,250         3,250
                   -------       -------
                   $29,731       $27,608
                   =======       =======

NOTE C -  Net Assets Held for Sale

As of June 28, 1997, net assets held for sale totaling approximately $17.3 million included, (i) the Fayetteville facility, which was closed in conjunction with the sale of the Company's game and puzzle business, (ii) the Cambridge facility, which is a part of the Commercial Printing Division, (iii) the Fulford Street facility and (iv) the Creative Center, a facility of Golden Books Publishing.

NOTE D - Preferred Securities

During the eleven months ended December 28, 1996, the Company raised a total of $115.0 million through a private placement of Preferred Securities (the "Preferred Securities") under Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Preferred Securities were issued by the Trust, a Delaware business trust financing vehicle. The Company owns all of the common securities of the Trust. The net proceeds of such offering, after commissions and expenses, were approximately $110.4 million. The Preferred Securities pay quarterly distributions at an annual distribution rate of 8 3/4% (subject to any deferral of interest payments on the Preferred Securities by the Company and Golden Books Publishing), have an aggregate liquidation preference of $115.0 million and are convertible at the option of their holders into Convertible Debentures, which are immediately convertible into Common Stock of the Company at an initial conversion price of $13.00 per share. Effective January 10, 1997, the Company registered the resale of the Preferred Securities with the Securities and Exchange Commission.

The Company and its subsidiary, Golden Books Publishing, are joint and several obligors of the Preferred Securities and they have fully and unconditionally guaranteed the Trust's obligations under the Preferred Securities. Separate financial statements of Golden Books Publishing are not presented in their entirety as the separate financial statements would not be materially different from the consolidated financial statements of the Company. Summarized financial statements of Golden Books Publishing as of and for the three and six months ended June 28, 1997 are as follows (in thousands):

                                                                         June 28, 1997
                                                                         ------------
Current assets                                                           $    157,271
Noncurrent assets                                                             126,091
                                                                         ------------
  Total Assets                                                           $    283,362
                                                                         ============

Current liabilities                                                      $    106,766
Noncurrent liabilities                                                        194,451
                                                                         ------------
  Total Liabilities                                                           301,217
  Preferred Securities                                                        110,593
Stockholders' Deficit                                                       (128,448)
                                                                         ------------
  Total Liabilities and Stockholders' Deficit                            $    283,362
                                                                         ============
                                                              Three Months   Six Months
                                                              ------------   ----------
                                                                 Ended June 28, 1997
                                                                 -------------------
Revenues                                                     $  50,631     $ 116,447
Gross profit                                                    15,135        35,950
Loss before interest expense and benefit for income taxes       (9,858)      (14,071)
Net loss                                                       (14,265)      (22,743)

The Indenture covering the Company's 7.65% Senior Notes due 2002 restricts the ability of Golden Books Publishing to pay cash dividends or make other cash distributions to the Company.



NOTE E - Loss Per Common Share

Loss per common share was computed as follows:

                                                  Three Months Ended          Six Months Ended
                                                  ------------------          ----------------
                                               June 28,       June 29,     June 28,        June 29,
                                                 1997          1996          1997            1996

                                                     (In thousands except for per share data)
Net loss                                       $(11,292)     $(24,464)     $(20,164)     $(35,164)
Preferred dividend requirements                  (2,206)       (1,631)       (4,083)       (1,843)
                                               --------      --------      --------      --------
Loss applicable to common stock                 (13,498)      (26,095)      (24,247)      (37,007)
                                               ========      ========      ========      ========
Weighted average common shares outstanding       26,139        21,980        26,061        21,825
Loss per common share                          $  (0.52)     $  (1.19)     $  (0.93)     $  (1.69)
                                               ========      ========      ========      ========

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share" (" Opinion 15"). FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement of all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15, with some modifications. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and the statement requires restatement of all prior-period EPS data presented after the effective date. The Company has not yet determined the impact which the implementation of FAS 128 will have on the Company's per share amounts.

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

The Wisconsin Department of Natural Resources (the "WDNR") alleges that the Company is a responsible party for drums found at a site located in unincorporated Racine County. The WDNR and the Company have entered into an agreement which requires the Company to remove drums and soil from the site. The disposal of these drums dates back almost 30 years. Golden Books Publishing did not authorize disposal of its waste drums at the site. The Company's obligations pursuant to this Agreement will be completed by the end of the third quarter of 1997 at a cost of less than $150,000.

At the Hunt's Landfill site in Racine County, Wisconsin, Golden Books Publishing's liability pursuant to the terms of a consent decree is limited to approximately 4% of the total remedial costs. The current estimate of the total costs is in the range of $22 million. In accordance with the consent decree, the Company has provided for its share of the probable clean-up costs.

At the Hertel Landfill in Plattekill, New York, Golden Books Publishing is one of five PRPs sued by the EPA in 1994 for recovery of past EPA response costs of approximately $2.5 million. In September 1991, the EPA approved a remedial action for the Hertel Landfill site that currently is estimated to cost $4.1 million other than groundwater remediation costs, if any are required. One of the site's non-defendant PRPs has been complying with an EPA unilateral administrative order requiring investigation and clean-up of the site and is now seeking contribution towards its cost from Golden Books Publishing and more than 20 other PRPs. At the time the 1991 order was issued, Golden Books Publishing did not comply. As of June 26, 1996, representatives of Golden Books Publishing reached agreement with the EPA to come into compliance with the order and pay a penalty of $625,000 for previous non-compliance. Additionally, during the fiscal year ended December 27, 1997 to date, Golden Books Publishing has paid a total of $1,701,000 for the remediation of the Hertel site, including settlement payments to other PRPs. The Company, other PRPs and the government have reached a tentative allocation and are in the process of negotiating a Consent Decree which will establish the Company's future responsibilities at the site.

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

On October 2, 1996, the Company received notice from the City Attorney of Kalamazoo, Michigan that Beach Products, a division of Penn, will be asked to participate in the remediation of the Cork Street Landfill site located in the city, which was allegedly used by Beach Products in the past. Current cost estimates for the remediation required at the site are as high as $24 million. More that 70 entities will be requested to provide financial contribution to the remediation.

On November 14, 1996, the Michigan Department of Environmental Quality requested that corrective actions be taken as a result of the discovery of a leaking underground storage tank system at the Fulford Street Property of the Company on November 8, 1996. An initial site assessment has been completed by the Company's outside consultant. Preliminary estimates indicate that the costs associates with this release should not exceed $300,000.

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

In consideration of the aforementioned matters, the Company has recorded accruals in the deferred compensation and other deferred liabilities account in its condensed consolidated balance sheet on June 28, 1997.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Golden Books Family Entertainment, Inc. and Subsidiaries (the "Company") for the three and six months ended June 28, 1997 and June 29, 1996 and the related notes thereto.

The Company is the largest publisher of children's books in the North American retail market. The Company creates, publishes and markets an extensive range of children's entertainment products, including "Little Golden Books" and other storybooks, coloring/activity books, electronic storybooks, puzzles, educational workbooks, reference books and novelty book formats. The Company has published its flagship product line, "Little Golden Books," for over 50 years. On May 8, 1996, Golden Press Holding, LLC ("Golden Press Holdings"), an investment vehicle formed by Warburg, Pincus Ventures, L.P., Richard E. Snyder and Barry Diller, invested $65.0 million in the Company. At that time, the Company's name was changed from Western Publishing Group, Inc. to Golden Books Family Entertainment, Inc. and Mr. Snyder, the former Chairman and Chief Executive Officer of Simon & Schuster, was appointed Chairman and Chief Executive Officer of the Company.

Since May 8, 1996, Mr. Snyder has assembled a new management team. Mr. Snyder and his management team are implementing a new business strategy to build a leading family entertainment company that creates, publishes and licenses family entertainment products. The Company intends to build on its position as a leader in the children's publishing market, utilizing the strength of the Golden Books brand name to provide family-oriented content through multiple media.

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


THREE AND SIX MONTHS ENDED JUNE 28, 1997 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 29, 1996

Historically, the Company has reported operating results under two segments:
(i) the Consumer Products Segment; and (ii) the Commercial Products Segment. In addition, for the three and six months ended June 28, 1997, the operating results of the Entertainment Group (acquired on August 20, 1996) are reported separately as the Entertainment Segment. The Consumer Products Segment includes publishing operations ("Publishing") and, during the three and six months ended June 29, 1996, Penn Corporation ("Penn"), which was sold on December 23, 1996. The Commercial Products Segment includes the Commercial Printing Division. The Entertainment Segment includes home video, television program licensing, merchandising and other character licensing. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Account Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 significantly changes the way companies report segment information in financial statements. The Company has not yet determined the impact of the implementation of FAS 131 on the Company's segment reporting.

Revenues

Revenues for the three months ended June 28, 1997 decreased $22.0 million (30.3%) to $50.6 million, compared to $72.6 million for the three months ended June 29, 1996, and decreased $23.9 million (17.0%) to $116.4 million from

$140.3 million for the six months ended June 28, 1997 compared to the six months ended June 29, 1996. Consumer Products Segment revenues decreased $23.7 million (39.2%) to $37.0 million for the three months ended June 28, 1997, compared to $60.7 million for the three months ended June 29, 1996, and decreased $36.0 million (31.9%) to $76.9 million from $112.9 million for the six months ended June 28, 1997 compared to the six months ended June 29, 1996. The decrease in revenue for Consumer Products Segment for the three months ended June 28, 1997 resulted principally from the sale of Penn, which was sold in December of 1996 (revenues of $12.6 million) and declines across most of the publishing categories, and in particular, the Electronic Storybook category. The decline for the six months ended June 28, 1997 is principally the result of the sale of Penn (revenues of $24.7 million) and revenue declines in the Electronic Storybooks and Premium Sales categories.

Commercial Products Segment revenues decreased $1.6 million (12.8%) to $10.3 million for the three months ended June 28, 1997, compared to $11.9 million for the three months ended June 29, 1996, and decreased $1.3 million (4.9%) to $26.1 million from $27.4 million for the six months ended June 28, 1997 compared to the six months ended June 29, 1996.

Entertainment Segment revenues for the three months and the six months ended June 28, 1997, were $3.3 million and $13.4 million, respectively.

Gross Profit

Gross profit decreased $3.6 million (19.3%) for the three months ended June 28, 1997 to $15.1 million, compared to $18.7 million for the three months ended June 29, 1996, and decreased $3.3 million (8.4%) from $39.2 million to $35.9 million for the six months ended June 28, 1997, compared to the six months ended June 29, 1996. Gross profit for the six months ended June 29, 1996 was positively impacted by an inventory valuation adjustment of $2.7 million which reduced cost of goods sold. As a percentage of revenues, the gross profit margin increased to 29.9% for the three months ended June 28, 1997 from 25.8% for the three months ended June 29, 1996 and increased to 30.9% from 28.0% for the six months ended June 28, 1997, compared to the six months ended June 29, 1996.

In the Consumer Products Segment, gross profit decreased $5.9 million (33.0%) to $11.9 million for the three months ended June 28, 1997, compared to $17.8 million for the three months ended June 29, 1996, and decreased $11.2 million (30.5%) to $25.5 million from $36.7 million for the six months ended June 28, 1997 compared to the six months ended June 29, 1996. As a percentage of revenues, the gross profit margin for Consumer Products Segment increased to 32.4% for the three months ended June 28, 1997 from 29.4% for the three months ended June 29, 1996 and increased to 33.2% from 32.5% for the six months ended June 28, 1997, compared to six months ended June 29, 1996. The decrease in Consumer Products Segment gross profit for the three months ended June 28, 1997, compared to the three months ended June 29, 1996, resulted from the exclusion of gross profit associated with Penn ($2.8 million) and lower levels of sales which were offset, in part, by lower manufacturing costs. The decrease in Consumer Products Segment gross profit for the six months ended June 28, 1997, compared to the six months ended June 29, 1996, resulted from the exclusion of the gross profit associated with Penn ($6.5 million), the impact of the $2.7 million inventory valuation adjustment described above and lower sales levels offset by manufacturing cost reductions. The increase in the Consumer Products Segment gross profit margin was due primarily to manufacturing cost savings achieved during the three months and six months ended June 28, 1997, offset by the inventory valuation adjustment in the six months ended June 29, 1996.

Commercial Products Segment gross profit increased $0.2 million (15.8%) to $1.1 million for the three months ended June 28, 1997, compared to $0.9 million for the three months ended June 29, 1996, and increased $0.5 million (18.8%) to $3.0 million from $2.5 million for the six months ended June 28, 1997, compared to the six months ended June 29, 1996. As a percentage of revenues, the gross profit margin for the Commercial Products Segment increased to 10.3% for the three months ended June 28, 1997, compared to 7.7% for the three months ended June 29, 1996, and increased to 11.5% for the six months ended June 28, 1997, compared to 9.2% for the six months ended June 29, 1996. The increase in Commercial Products Segment gross profit and gross profit margin was primarily due to cost savings achieved in the Racine and Cambridge plants in the three and six month ended June 28, 1997, compared to the three and six months ended June 29, 1996. The Entertainment Segment gross profit was $2.1 million and $7.4 million for the three months and six months ended June 28, 1997, respectively. As a percentage of revenues, the gross profit margin was 63.4% and 55.2% for the three and six months ended
June 28, 1997, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, before consideration of $2.3 million of one time transition costs associated with the redirection of the Company (comprised of consulting costs of $1.2 million, information systems changeover costs of $0.8 million and costs associated with the move of the Company's Racine, Wisconsin manufacturing facility of $0.3 million), were $20.4 million for the three months ended June 28, 1997, a decrease of $4.5 million from $24.9 million, before consideration of $16.2 million ($3.6 million of severance and $12.6 million related to Richard E. Snyder's employment agreement) in one time charges pertaining to an equity investment in the Company by Golden Press Holding incurred during the three months ended June 29, 1996. Before consideration of $5.1 million of one time transition costs associated with the redirection of the Company (comprised of consulting costs of $2.5 million, information systems changeover costs of $2.3 million and costs associated with the move of the Company's Racine, Wisconsin manufacturing facility of $0.3 million) selling, general and administrative expenses decreased $8.0 million to $43.7 million for the six months ended June 28, 1997 compared to $51.7 million, before consideration of $16.2 million ($3.6 million of severance and $12.6 million related to Richard E. Snyder's employment agreement) in one time charges pertaining to an equity investment in the Company by Golden Press Holding, for the six months ended June 29, 1996. The decreases for the three and six months ended June 28, 1997, compared to the three and six months ended June 29, 1996, were primarily due to headcount reductions, lower selling and marketing costs and the impact of the disposal of Penn partly offset by the acquisition of the Entertainment Segment.

Interest Expense, net

Interest income for the three months ended June 28, 1997 increased $0.9 million to $1.7 million from $0.8 million for the three months ended June 29, 1996 and increased $2.5 million to $3.6 million from $1.1 million for the six months ended June 28, 1997 compared to the six months ended June 29, 1996. The increase for the three and six months ended June 28, 1997, compared with the three and six months ended June 29, 1996, was due to increased cash balances resulting from (1) the sale of the Company's Series B Convertible Preferred Stock to Golden Press Holding for an aggregate purchase price of $65.0 million in May 1996, (2) the issuance of Preferred Securities for $115.0 million in August 1996, (3) the sale of the Company's common stock for $25.0 million to HC Crown Corporation, an affiliate of Hallmark Cards, Incorporated, in September 1996 and (4) the Sale of Penn Corporation for consideration including approximately $14.0 million in cash, partially offset by the purchase of substantially all the assets of Broadway Video Entertainment, L.P. in part for $81.0 million in cash in August 1996 and the redemption of the Company's Series A Preferred Stock for $10.0 million in May 1996.

Net interest expense (including the distributions on the guaranteed preferred beneficial interest in the Company's and Golden Books Publishing's Convertible Debentures (i.e., the Preferred Securities)), for the three months ended June 28, 1997 increased by $1.7 million to $3.8 million, as compared to $2.1 million for the three months ended June 29, 1996, and increased $2.4 million to $7.4 million from $5.0 million for the six months ended June 28, 1997, compared to the six months ended June 29, 1996. The increase in net interest expense was primarily due to higher average debt outstanding resulting from the issuance of the Preferred Securities in August 1996, offset in part by higher levels of interest income as described above. Total average outstanding debt (including the Preferred Securities) increased to $265.0 million for the three and six months ended June 28, 1997, compared to $148.9 million for the three and six months ended June 29, 1996, due to the issuance of the Preferred Securities.

Income Taxes

The Company does not anticipate any significant provision or benefit for income taxes in the fiscal period ending December 27, 1997. As such, operations for the three and six months ended June 28, 1997 do not include an income tax benefit from domestic operations as no tax benefit was provided on operating losses. Profitable operating results in subsequent periods will benefit from an income tax rate which will be lower than the statutory rate due to the reinstatement of deferred tax assets for which a valuation allowance was established. The provision for the six months ended June 29, 1996 pertained principally to anticipated resolution of outstanding issues from prior years.

Net Loss

The net loss for the three months ended June 28, 1997 was $(11.3) million, or $(0.52) per common share, compared to a net loss of $(24.5) million, or $(1.19) per common share, for the three months ended June 29, 1996. For the six months ended June 28, 1997, the net loss was $(20.2) million or $(0.93) per common share, compared to a net loss of $(35.2) million, or $(1.69) per common share, for the six months ended June 29, 1996. Results for the six months ended June 28, 1997 included one time transition costs of $5.1 million, as previously discussed, and the results for the six months ended June 29, 1996 included the $16.2 million in one time charges associated with the equity investment by Golden Press Holding.

Financial Condition, Liquidity and Capital Resources

Operations for the six months ended June 28, 1997, excluding one time transition costs of $5.1 million resulting from the strategic redirection of the Company and payments of restructuring costs accrued during the period ended December 28, 1996 of $2.8 million, utilized cash of approximately $39.2 million compared to cash provided of $43.9 million for the six months ended June 29, 1996. The major source of cash flow in the six months ended June 29, 1996 was from the sale of the Company's Series B Convertible Preferred Securities offset in part by the redemption of the Series A Preferred Stock. Acquisitions of property, plant and equipment were $4.5 million during the six months ended June 28, 1997, as compared to $6.8 million during the six months ended June 29, 1996.

Working capital at June 28, 1997 was $142.9 million, as compared to $168.2 million at December 28, 1996. The decrease resulted from the investment in property, plant and equipment, and the regular operating requirements of the Company during the six months ended June 28, 1997.

The Company expects to spend approximately $16.0 million attributable to transition costs to be incurred in connection with the strategic redirection of the Company during the remainder of fiscal 1997. The Company's plan to change it's strategic direction in order to return the core publishing business to profitability originally anticipated incurring $20.5 million in one time transition costs during 1997. Since this announcement the Company has made additional decisions (as described below) which make it impractical for all of these transition costs to be incurred during fiscal 1997. As a result, the Company expects to incur approximately $5.0 million of one time transition costs during fiscal 1998. The major factor impacting this change in timing is management's decision to delay the construction and move of the Company's main operating facility in Racine, Wisconsin until after the end of the year to allow the heavy Christmas period demand to be fulfilled, to the extent possible, by internal production capacity. As of June 28, 1997, the Company maintained sufficient accruals for restructuring costs which are expected to be paid out during the remainder of fiscal 1997 and fiscal 1998.

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


As of June 28, 1997, the Company had approximately $100.5 million in cash and cash equivalents. The Company believes that such amounts will be sufficient to fund working capital needed for the foreseeable future and to pursue strategic opportunities, including acquisitions and joint ventures. It is not possible to ascertain the effect on the Company's liquidity that would result from potential future acquisitions, dispositions or debt repurchases. The Company expects to evaluate all viable forms of financing when examining potential future acquisitions or its capital structure. This could take the form of, among other things, additional sales of stock or notes, bank and/or institutional borrowings, or seller financing, as well as internally generated funds. There can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that adequate capital will be available on terms acceptable to the Company.

The Indenture covering the Company's 7.65% Senior Notes due 2002 restricts the ability of Golden Books Publishing to pay cash dividends or make other cash distributions to the Company.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                    (a) Exhibits:

10.1 Golden Books Family Entertainment, Inc. Amended and Restated 1995 Stock Option Plan

10.2 Golden Books Family Entertainment, Inc. Amended and Restated Executive Officer Bonus Plan

27.1 Financial Data Schedule




                    (b)   Reports on Form 8-K:

                                None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.




August 12, 1997                           /s/  Richard E. Snyder
                                       -------------------------
                                       Richard E. Snyder
                                       Chairman  of the Board, President and
                                       Chief Executive Officer



August 12, 1997                         /s/  Philip E. Rowley
                                       ----------------------
                                       Philip E. Rowley
                                       Executive Vice President and
                                       Chief Financial Officer