Form 10-Q
period 1997-09-27
GOLDEN BOOKS FAMILY ENTERTAINMENT INC
filed 1997-11-12
CIK 790706

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 27, 1997
                               -------------------------

                                      OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ----------------------

Commission file number  0-14399
                      -----------

                    GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Delaware                                           06-1104930
----------------------------------                    -------------------------
   (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                        Identification No.)

888 Seventh Avenue, New York, New York                               10106
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                (212) 547-6700
                                ---------------
             (Registrant's telephone number, including area code)

                     850 Third Avenue, New York, NY 10022
                     ------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X             No
    -------             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common stock, par value $.01 per share: 26,887,313 shares outstanding as of
                               November 7, 1997.

                    GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.

                               TABLE OF CONTENTS

                                                                        Page
                                                                       Number
                                                                       ------
PART I      FINANCIAL INFORMATION

 Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets--                   3
                  September 27, 1997 (Unaudited) and
                  December 28, 1996

                Condensed Consolidated Statements of Operations--         5
                 Three months ended September 27, 1997 and
                 September 28, 1996  (Unaudited)

                Condensed Consolidated Statements of Operations--         6
                 Nine months ended September 27, 1997 and
                 September 28, 1996  (Unaudited)


                Condensed Consolidated Statements of Cash Flows--         7
                 Nine months ended September 27, 1997 and
                 September 28, 1996 (Unaudited)

                Notes to Condensed Consolidated Financial                 9
                 Statements  (Unaudited)

Item 2.     Management's Discussion and Analysis of                      13
                Financial Condition and Results of Operations

PART II     OTHER INFORMATION

Item 6.     Exhibits and reports on Form 8-K                             19

SIGNATURES                                                               20

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)
-------------------------------------------------------------------------------

ASSETS                                                    SEPTEMBER   DECEMBER
                                                             27,         28,
                                                            1997        1996
                                                            ----        ----
                                                         (unaudited)
CURRENT ASSETS
      Cash and cash equivalents                           $ 48,825    $139,686
      Accounts receivable, net                              42,774      41,415
      Inventories                                           41,861      27,608
      Net assets held for sale                              17,324      19,779
      Other current assets                                  17,843      12,385
                                                          ---------   ---------

      Total current assets                                 168,627     240,873
                                                          ---------   ---------

OTHER ASSETS
      Accounts receivable - long term                        3,638       1,001
      Other noncurrent assets                               16,440       8,102
                                                          ---------   ---------

      Total other assets                                    20,078       9,103
                                                          ---------   ---------

PROPERTY PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $42,632 as of
  September 27, 1997 and $40,672 as of December 28, 1996    35,196      27,504

FILM LIBRARY, net of accumulated amortization of $3,519
  as of September 27, 1997 and $1,082 as of December 28,
  1996                                                      63,438      60,668

GOODWILL, net of accumulated amortization of $1,305 as
  of September 27, 1997 and $405 as of December 28, 1996    30,787      29,087
                                                          ---------   ---------

TOTAL ASSETS                                              $318,126    $367,235
                                                          =========   =========


                      See Notes to Condensed Consolidated
                             Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except for Share Data)
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT                    SEPTEMBER    DECEMBER
                                                            27,          28,
                                                           1997         1996
                                                           ----         ----
                                                        (unaudited)
CURRENT  LIABILITIES
      Accounts payable                                  $  24,723   $   21,638
      Accrued compensation and fringe benefits              6,326        5,787
      Other current liabilities                            31,830       45,238
                                                        ----------  -----------

      Total current liabilities                            62,879       72,663
                                                        ----------  -----------

NONCURRENT LIABILITIES
      Long term debt                                      149,876      149,862
      Accumulated postretirement benefit obligation        29,394       28,787
      Deferred compensation and other deferred
         liabilities                                       21,627       25,072
                                                        ----------  -----------

      Total noncurrent liabilities                        200,897      203,721
                                                        ----------  -----------

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE
  COMPANY'S AND GOLDEN BOOKS PUBLISHING COMPANY, INC.'S
  CONVERTIBLE DEBENTURES                                  110,650      110,488

STOCKHOLDERS' DEFICIT:
      Convertible Preferred Stock - Series B, 13,000
        shares authorized, no par value, 13,000
        shares issued and outstanding;                     65,000       65,000


      Common Stock, $.01 par value, 60,000,000 shares
        authorized, and 26,692,313 and 25,964,711 shares
        issued as of September 27, 1997 and
        December 28, 1996, respectively                       267          259
      Additional paid in capital                          121,923      120,376
      Accumulated deficit                                (239,174)    (201,111)
      Cumulative translation adjustments                   (1,494)      (1,339)
                                                        ----------  -----------
                                                          (53,478)     (16,815)

      Less cost of Common Stock in treasury - 208,800
        shares                                              2,822        2,822
                                                        ----------  -----------
      Total stockholders' deficit                         (56,300)     (19,637)
                                                        ----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $ 318,126   $  367,235
                                                        ==========  ===========



                      See Notes to Condensed Consolidated
                             Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except for Per Share Data)
-------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED
                                                    ---------------------------
                                                     SEPTEMBER      SEPTEMBER
                                                        27,            28,
                                                       1997           1996
                                                       ----           ----
                                                            (unaudited)
REVENUES:
      Net sales                                       $  52,805      $  67,308
      Royalties and other income                            536            150
                                                    ------------   ------------

      Total revenues                                     53,341         67,458
                                                    ------------   ------------

COSTS AND EXPENSES:
      Cost of sales                                      37,742         78,799
      Selling, general and administrative                29,421         41,670
      Restructuring charges                                   -         40,680
                                                    ------------   ------------

      Total costs and expenses                           67,163        161,149
                                                    ------------   ------------

LOSS BEFORE DISTRIBUTIONS ON GUARANTEED
  PREFERRED BENEFICIAL INTERESTS IN THE
  COMPANY'S AND GOLDEN BOOKS PUBLISHING
  COMPANY, INC.'S CONVERTIBLE DEBENTURES,
  INTEREST EXPENSE, AND (BENEFIT) PROVISION
  FOR INCOME TAXES                                      (13,822)       (93,691)

DISTRIBUTIONS ON GUARANTEED PREFERRED
  BENEFICIAL INTERESTS IN THE COMPANY'S AND
  GOLDEN BOOKS PUBLISHING COMPANY, INC.'S
  CONVERTIBLE DEBENTURES                                  2,516          1,048

INTEREST EXPENSE, NET OF INTEREST INCOME OF
  $1,325 AND $1,423, RESPECTIVELY                         1,637          1,526
                                                    ------------   ------------

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME
  TAXES                                                 (17,975)        (96,265)

(BENEFIT) PROVISION FOR INCOME TAXES                        (76)            550
                                                    ------------   ------------

NET LOSS                                              $ (17,899)      $(96,815)
                                                    ============   ============

NET LOSS PER COMMON SHARE                                $(0.76)        $(4.29)
                                                    ============   ============



                      See Notes to Condensed Consolidated
                             Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except for Per Share Data)
-------------------------------------------------------------------------------

                                                    NINE MONTHS ENDED
                                                 ---------------------------
                                                  SEPTEMBER      SEPTEMBER
                                                     27,            28,
                                                    1997           1996
                                                    ----           ----
                                                         (unaudited)
REVENUES:
      Net sales                                    $ 168,874     $  206,939
      Royalties and other income                         914            819
                                                 ------------   ------------

      Total revenues                                 169,788        207,758
                                                 ------------   ------------

COSTS AND EXPENSES:
      Cost of sales                                  118,239        179,876
      Selling, general and administrative             78,193        109,579
      Restructuring charges                                -         40,680
                                                 ------------   ------------

      Total costs and expenses                       196,432        330,135
                                                 ------------   ------------

LOSS BEFORE DISTRIBUTIONS ON GUARANTEED
  PREFERRED BENEFICIAL INTERESTS IN THE
  COMPANY'S AND GOLDEN BOOKS PUBLISHING
  COMPANY, INC.'S CONVERTIBLE DEBENTURES,
  INTEREST EXPENSE, AND (BENEFIT) PROVISION
  FOR INCOME TAXES                                   (26,644)      (122,377)

DISTRIBUTIONS ON GUARANTEED PREFERRED
  BENEFICIAL INTERESTS IN THE COMPANY'S AND
  GOLDEN BOOKS PUBLISHING COMPANY, INC.'S
  CONVERTIBLE DEBENTURES                               7,548          1,048

INTEREST EXPENSE, NET OF INTEREST INCOME OF
  $4,903 AND $2,545, RESPECTIVELY                      3,970          6,546
                                                 ------------   ------------

LOSS BEFORE (BENEFIT) PROVISION FOR INCOME
  TAXES                                              (38,162)      (129,971)

(BENEFIT) PROVISION FOR INCOME TAXES                     (99)         2,008
                                                 ------------   ------------

NET LOSS                                          $  (38,063)     $(131,979)
                                                 ============   ============


NET LOSS PER COMMON SHARE                             $(1.69)        $(6.11)
                                                 ============   ============



                      See Notes to Condensed Consolidated
                             Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
-------------------------------------------------------------------------------

                                                           NINE MONTHS ENDED
                                                       ------------------------
                                                       SEPTEMBER      SEPTEMBER
                                                          27,            28,
                                                         1997           1996
                                                         ----           ----
                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $ (38,063)    $ (131,979)
  Adjustments to reconcile net loss to
   net cash used in operating
   activities:
   Depreciation and amortization                          8,016         11,912
   Provision for losses on accounts
     receivable                                           1,460          3,507
   Restructuring charges                                      -         40,680
   Other non-cash charges associated
     with strategic redirection of the Company                -         39,450
   Non cash compensation                                      -         12,801
   Other-non-cash items                                     (84)             -
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable          (5,456)         5,498
     (Increase) decrease in inventories                 (14,253)        18,348
     (Increase) decrease in other current assets         (5,458)         1,055
     Increase (decrease) in accounts payable                485         (8,464)
     Increase (decrease) in accrued
      compensation and fringe benefits                      539         (2,482)
     Other assets and liabilities                       (15,233)          (488)
                                                     -----------   ------------

      Net cash used in operating activities             (68,047)       (10,162)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Broadway Video acquisition                                  -        (81,000)
  Investment in joint venture                                 -         (2,250)
  Acquisitions of property, plant and
   equipment                                            (11,898)        (6,977)
  Proceeds from streamlining plan                             -          1,382
  Additions to film library                              (5,207)             -
  Collateral for letters of credit and
   performance bonds                                     (7,186)             -
                                                     -----------   ------------

   Net cash used in investing
     activities                                         (24,291)       (88,845)


                      See Notes to Condensed Consolidated
                             Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
------------------------------------------------------------------------------

                                                         NINE MONTHS ENDED
                                                   ---------------------------
                                                     SEPTEMBER      SEPTEMBER
                                                        27,            28,
                                                       1997           1996
                                                       ----           ----
                                                           (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Guaranteed
   Preferred Beneficial Interests in
   the Company's and Golden Books
   Publishing Company, Inc.'s
   Convertible Debentures                                   -        115,000
  Issuance costs of Guaranteed
   Preferred Beneficial Interests in
   the Company's and Golden Books
   Publishing Company, Inc.'s
   Convertible Debentures                                   -         (4,579)
  Proceeds of issuance of Preferred
   Stock - Series B                                         -         65,000
  Issuance costs of Preferred Stock -
   Series B                                                 -         (6,248)
  Redemption of Preferred Stock -
   Series A                                                 -         (9,985)
  Proceeds from exercise of stock
   options and sale of Common Stock,
   including the Hallmark transaction                   1,555         27,702
  Dividends paid on Preferred Stock -
   Series A                                                 -           (646)
                                                    ----------   ------------

     Net cash provided by financing
      activities                                        1,555        186,244

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (78)             3
                                                    ----------   ------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                    (90,861)        87,240

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                           139,686         33,840
                                                    ----------   ------------

CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                            $  48,825    $   121,080
                                                    ==========   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
   Interest and distribution on
     Guaranteed Preferred
     Beneficial Interests in the
     Company's and Golden Books
     Publishing Company, Inc.'s
     Convertible Debentures                         $  19,021    $    11,583
                                                    ==========   ============
   Income taxes, net of refunds
   received                                         $   (276)    $     (372)
                                                    ==========   ============


                      See Notes to Condensed Consolidated
                             Financial Statements

             GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Golden Books Family Entertainment, Inc. and Subsidiaries (the "Company") as of September 27, 1997, and its results of operations for the three month and nine month periods ended September 27, 1997 and September 28, 1996 and cash flows for the nine month periods ended September 27, 1997 and September 28, 1996. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company contained in the Company's Form 10-K for the eleven month period ended December 28, 1996.

On November 30, 1996, the Company changed its fiscal year so as to end on the last Saturday of December in each year. As a result of the foregoing, the third quarter of fiscal 1997 ended on September 27, 1997 and the comparable period of the prior year ended on September 28, 1996. Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform with current year presentation.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal period. The business of the Company in general is seasonal and depends to a significant extent on the Christmas selling season, resulting in a disproportionately higher percentage of revenues in the Company's fourth fiscal quarter.

The results of Golden Books Financing Trust (the "Trust") are included in the Company's condensed consolidated financial statements since its inception on August 20, 1996. The Trust, which is the issuer of 8 3/4% Convertible Trust Originated Preferred Securities, referred to in the Company's financial statements as "the 8 3/4% Guaranteed Preferred Beneficial Interests in the Company's and Golden Books Publishing Company Inc.'s Convertible Debentures" (the "Preferred Securities"), is wholly owned by the Company, has no independent operations and its assets consist solely of the $118.6 million in aggregate principle amount of 8 3/4% Convertible Debentures due 2016 ("Convertible Debentures") of the Company and Golden Books Publishing Company, Inc. ("Golden Books Publishing") (see Note D). The obligations of the Trust, which consist of the Preferred Securities, are fully and unconditionally guaranteed by the Company.

NOTE B - Inventories

Inventories consisted of the following:

                                         September 27,   December 28,
                                            1997            1996
                                            ----            ----
                                               (In thousands)
Raw materials                             $ 3,576         $ 2,810
Work-in-process                             9,119           1,829
Finished goods                             25,916          19,719
Film library                                3,250           3,250
                                         ---------       ---------
                                          $41,861         $27,608
                                         =========       =========


NOTE C -  Net Assets Held for Sale

As of September 27, 1997, net assets held for sale totaling approximately $17.3 million included, (i) the Fayetteville facility, which is currently being leased to a third party as a result of the sale of the company's game and puzzle operations, (ii) the Cambridge facility, which is a part of the Commercial Printing Division, (iii) the Fulford Street facility and (iv) the Creative Center, a facility of Golden Books Publishing. On September 29, 1997, the Company entered into a definitive agreement to sell the Cambridge facility (see Note. G).

NOTE D - Preferred Securities

During the eleven months ended December 28, 1996, the Company raised a total of $115.0 million through a private placement of the Preferred Securities under Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Preferred Securities were issued by the Trust, a Delaware business trust financing vehicle. The Company owns all of the common securities of the Trust. The net proceeds of such offering, after commissions and expenses, were approximately $110.4 million. The Preferred Securities pay quarterly distributions at an annual distribution rate of 8 3/4% (subject to any deferral of interest payments on the Preferred Securities by the Company and Golden Books Publishing), have an aggregate liquidation preference of $115.0 million and are exchangeable at the option of their holders for Convertible Debentures, which are immediately convertible into Common Stock of the Company at an initial conversion price of $13.00 per share. The Convertible Debentures will mature on August 20, 2016, and may be redeemed, in whole or in part, at any time after August 20, 1999 or at any time in certain circumstances upon occurrence of a Tax Event or an Investment Company Event (both as defined). Effective January 10, 1997, the Company registered the resale of the Preferred Securities with the Securities and Exchange Commission.

The Company and its subsidiary, Golden Books Publishing, are joint and several obligors of the Preferred Securities and they have fully and unconditionally guaranteed the Trust's obligations under the Preferred Securities. Separate financial statements of Golden Books Publishing are not presented in their entirety as the separate financial statements would not be materially different from the consolidated financial statements of the Company. Summarized financial statements of Golden Books Publishing as of and for the three and nine months ended September 27, 1997 are as follows (in thousands):

                                                              September
                                                              27, 1997
                                                              --------
Current assets                                               $  150,304
Noncurrent assets                                               135,659
                                                            ------------
  Total Assets                                               $  285,963
                                                            ============

Current liabilities                                          $  127,839
Noncurrent liabilities                                          192,849
                                                            ------------
  Total Liabilities                                             320,688
  Preferred Securities                                          110,650
Stockholders' Deficit                                          (145,375)
                                                            ------------
  Total Liabilities and Stockholders' Deficit                $  285,963
                                                            ============

                                                 Three Months   Nine Months
                                                 ------------   -----------
                                                  Ended September 27, 1997
                                                  ------------------------
Revenues                                          $ 53,341      $ 169,788
Gross profit                                        15,599         51,549
Loss before  interest  expense and benefit         (12,097)       (26,167)
  for income taxes
Net loss                                           (16,730)       (39,472)

The Indenture covering the Company's 7.65% Senior Notes due 2002 restricts the ability of Golden Books Publishing to pay cash dividends or make other cash distributions to Golden Books Family Entertainment, Inc.

NOTE E - Loss Per Common Share

Loss per common share was computed as follows:

                                    Three Months Ended     Nine Months Ended
                                   --------------------   --------------------
                                   September  September   September  September
                                      27,        28,         27,        28,
                                     1997       1996        1997       1996
                                     (In thousands except for per share data)

Net loss                          $(17,899)   $(96,815)  $ (38,063)  $(131,979)
Preferred dividend requirements     (2,169)     (2,210)     (6,252)     (4,053)
                                  ---------   ---------  ----------  ----------
Loss applicable to common stock    (20,068)    (99,025)    (44,315)   (136,032)
                                  =========   =========  ==========  ==========
Weighted  average  common  shares   26,489      23,098      26,204      22,249
  outstanding
Loss per common share             $  (0.76)   $  (4.29)  $   (1.69)  $   (6.11)
                                  =========   =========  ==========  ==========

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

NOTE F - Contingencies

Golden Books Publishing and Penn Corporation ("Penn") have been informed by the Environmental Protection Agency (the "EPA") and/or state regulatory agencies that they may be potentially responsible parties ("PRPs") and face liabilities under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly known as "CERCLA" or "Superfund") or similar state laws. In all cases except those described below, the Company has resolved its liability or is in the process of resolving its liability for amounts deemed not material. Although the Company divested Penn in December 1996, the Company has agreed to indemnify Peacock Papers, Inc., the purchaser of Penn, against certain of Penn's environmental liabilities, including the Cork Street Landfill and Fulford Street Property, as discussed below.

The Wisconsin Department of Natural Resources (the "WDNR") alleges that the Company is a responsible party for drums found at a site located in unincorporated Racine County. The WDNR and the Company have entered into an agreement which requires the Company to remove drums and soil from the site. The disposal of these drums dates back almost 30 years. Golden Books Publishing did not authorize disposal of its waste drums at the site. The Company has completed the removal of drums and soil from the site.

On April 16, 1987, the EPA notified the Company that it may be a PRP at the Hunt's Landfill site in Racine County, Wisconsin. Golden Books Publishing's liability pursuant to the terms of a consent decree is limited to approximately 4% of the total remedial costs. The current estimate of the total costs is in the range of $18.0 million. In accordance with the consent decree, the Company has provided for its share of the probable clean-up costs.

On August 14, 1991, the EPA notified the Company that it may be a PRP at the Hertel Landfill in Plattekill, New York. Golden Books Publishing is one of five PRPs sued by the EPA in 1994 for recovery of past EPA response costs of approximately $2.5 million. In September 1991, the EPA approved a remedial action for the Hertel Landfill site that currently is estimated to cost $4.1 million other than groundwater remediation costs, if any are required. One of the site's non-defendant PRPs has been complying with an EPA unilateral administrative order requiring investigation and clean-up of the site and is now seeking contribution towards its cost from Golden Books Publishing and more than 20 other PRPs. At the time the 1991 order was issued, Golden Books Publishing did not comply. As of June 26, 1996, representatives of Golden Books Publishing reached agreement with the EPA to come into compliance with the order and pay a penalty of $625,000 for previous non-compliance. Additionally, during the fiscal year ending December 27, 1997, to date, Golden Books Publishing has paid a total of $1,701,000 for the remediation of the Hertel site, including settlement payments to other PRPs. The Company, other PRPs and the government have reached a tentative allocation and are in the process of negotiating a consent decree which will establish the Company's future responsibilities at the site.

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

On October 2, 1996, the Company received notice from the City Attorney of Kalamazoo, Michigan, that Beach Products, a division of Penn, will be asked to participate in the remediation of the Cork Street Landfill site located in the city, which was allegedly used by Beach Products in the past. Current cost estimates for the remediation required at the site are as high as $24 million. More that 70 entities will be requested to provide financial contribution to the remediation.

On November 14, 1996, the Michigan Department of Environmental Quality requested that corrective actions be taken as a result of the discovery of a leaking underground storage tank system at the Fulford Street Property of the Company on November 8, 1996. An initial site assessment has been completed by the Company's outside consultant. Preliminary estimates indicate that the costs associated with this release should not exceed $300,000.

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

In consideration of the aforementioned matters, the Company has recorded accruals in the deferred compensation and other deferred liabilities account in its condensed consolidated balance sheet on September 27, 1997.

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

Note G - Subsequent Events

As more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company signed a new license agreement with Disney Book Publishing, Inc. (the "New Disney License Agreement"). The New Disney License Agreement commenced on October 1, 1997 and runs through December 31, 2001 and may be extended under certain conditions for an additional year through December 31, 2002. Royalty rates under the New Disney License Agreement vary by product covered. The New Disney License Agreement contains minimum royalty guarantees of $7,370,000 for the nine-month period commencing January 1, 1998 and ending September 30, 1998, $11,670,000 for the second year of the term, $13,340,000 for the third year of the term, $15,340,000 for the fourth year of the term and $5,280,000 for the period commencing October 1, 2001 and ending December 31, 2001; provided that if the New Disney License Agreement is extended for an additional year, the minimum royalty guaranty for the year commencing October 1, 2001 shall be $16,670,000, and for the period commencing October 1, 2002 and ending
December 31, 2002 shall be $5,610,000. In addition, upon the execution and delivery of the agreement, Disney Enterprises, Inc. ("Disney") received warrants to purchase 1.1 million shares of the Company's common stock at a per share price of $11.375 (subject to certain adjustments), exercisable beginning on the earlier of i) 90 days after the expiration of the agreement or ii) 30 days after the announcement by either Disney or the Company that they will a) be entering into a new license agreement or b) that they will not be entering into a new licensing agreement, and expiring on March 31, 2008.

On October 29, 1997, the Company entered into a definitive agreement with Mail-Well Inc. to sell the Company's commercial printing operations in Cambridge, Maryland.

On October 31, 1997, the Company sold the building which houses the main manufacturing facility in Racine, Wisconsin.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Golden Books Family Entertainment, Inc. and Subsidiaries (the "Company") for the three and nine months ended September 27, 1997 and September 28, 1996 and the related notes thereto.

The Company is the largest publisher of children's books in the North American retail market. The Company creates, publishes and markets an extensive range of children's entertainment products, including "Little Golden Books" and other storybooks, coloring/activity books, electronic storybooks, puzzles, educational workbooks, reference books and novelty book formats. The Company has published its flagship product line, "Little Golden Books," for over 50 years. On May 8, 1996, Golden Press Holding, LLC ("Golden Press Holding"), an investment vehicle formed by Warburg, Pincus Ventures, L.P., Richard E. Snyder and Barry Diller, invested $65.0 million in the Company. At that time, the Company's name was changed from Western Publishing Group, Inc. to Golden Books Family Entertainment, Inc. and Mr. Snyder, the former Chairman and Chief Executive Officer of Simon & Schuster, was appointed Chairman and Chief Executive Officer of the Company.

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

The Company's return to profitability is dependent in part on the successful implementation of management's new strategy. If the new strategy is successful, the Company still does not expect to generate positive net income until 1999 at the earliest.

THREE AND NINE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 28, 1996

Historically, the Company has reported operating results under two segments:
(i) the Consumer Products Segment; and (ii) the Commercial Products Segment. In addition, for the three and nine months ended September 27, 1997 and September 28, 1996, the operating results of the Entertainment Group (acquired on August 20, 1996) are reported separately as the Entertainment Segment. The Consumer Products Segment includes publishing operations ("Publishing") and, during the three and nine months ended September 28, 1996, Penn Corporation ("Penn"), which was sold on December 23, 1996. The Commercial Products Segment includes the Commercial Printing Division. The Entertainment Segment includes home video, television program licensing, merchandising and other character licensing. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 significantly changes the way companies report segment information in financial statements. The Company has not yet determined the impact of the implementation of FAS 131 on the Company's segment reporting.

Revenues

Revenues for the three months ended September 27, 1997 decreased $17.6 million (24.8%) to $53.3 million, compared to $70.9 million (before consideration of $3.4 million of one time charges to establish reserves to resolve differences with customers), for the three months ended September 28, 1996, and decreased $41.4 million (19.6%) to $169.8 million from

$211.2 million (before consideration of $3.4 million of one time charges to establish reserves to resolve differences with customers) for the nine months ended September 27, 1997 compared to the nine months ended September 28, 1996.

Consumer Products Segment revenues decreased $16.9 million (29.3%) to $40.7 million for the three months ended September 27, 1997, compared to $57.6 million (before consideration of $3.4 million of one time charges to establish reserves to resolve differences with customers) for the three months ended September 28, 1996, and decreased $52.9 million (31.0%) to $117.6 million from $170.5 million (before consideration of $3.4 million of one time charges to establish reserves to resolve differences with customers) for the nine months ended September 27, 1997 compared to the nine months ended September 28, 1996. The decrease in revenue for the Consumer Products Segment for the three months ended September 27, 1997 resulted principally from the sale of Penn, which was sold in December of 1996 (revenues of $10.2 million) along with sales declines across most of the Children's publishing categories, in particular, Electronic Storybooks. These declines were caused in part by delays in the timing of sales shipments although these declines were partially offset by strong sales of Stephen Covey's "The Seven Habits of Highly Effective Families". The decline for the nine months ended September 27, 1997 is principally the result of the sale of Penn (revenues of $35.0 million) and revenue declines in the Electronic Storybooks and Premium Sales categories.

Commercial Products Segment revenues decreased $4.0 million (33.3%) to $8.0 million for the three months ended September 27, 1997, compared to $12.0 million for the three months ended September 28, 1996, and decreased $5.3 million (13.5%) to $34.1 million from $39.4 million for the nine months ended September 27, 1997, compared to the nine months ended September 28, 1996. The revenue declines for the three and nine months ended September 27, 1997 compared to the three and nine months ended September 28, 1996 have largely been due to internal production requirements as the Company builds inventory levels in preparation for the move of the manufacturing facility early in 1998.

Entertainment Segment revenues increased $3.3 million to $4.6 million for the three months ended September 27, 1997 compared to $1.3 million for the three months ended September 28, 1996 and increased $16.8 million to $18.1 million for the nine months ended September 27, 1997 compared to $1.3 million for the nine months ended September 28, 1996. The increase in revenues for the three and nine months ended September 27, 1997 compared to the three and nine months ended September 28, 1996 was due to the fact that the Entertainment Segment was active for only one month during these periods in 1996 compared to complete periods of activity during 1997.

Gross Profit

Gross profit decreased $1.4 million (8.2%) for the three months ended September 27, 1997 to $15.6 million, compared to $17.0 million (before consideration of $28.4 million in one-time revenue and cost of sales charges associated with the strategic redirection of the Company comprised $3.4 million in revenue reserves established to resolve differences with customers, $17.6 million relating to the discontinuance or replacement of certain product lines and $7.4 million of other inventory related costs) for the three months ended September 28, 1996, and decreased $4.7 million (8.4%) to $51.5 million for the nine months ended September 27, 1997, from $56.2 million (before consideration of one time charges of $28.4 comprising $3.4 million in revenue reserves established to resolve differences with customers, $17.6 million relating to the discontinuance or replacement of certain product lines and $7.4 million of other inventory related costs) for the nine months ended September 28, 1996. Gross profit for the nine months ended September 28, 1996 was positively impacted by an inventory valuation adjustment of $2.7 million which reduced cost of goods sold. As a percentage of revenues, the gross profit margin increased to 29.2% for the three months ended September 27, 1997 from 24.0% for the three months ended September 28, 1996 (before consideration of one time charges associated with the strategic redirection of the Company) and increased to 30.4% from 26.6% (before consideration of one time charges associated with the strategic redirection of the Company) for the nine months ended September 27, 1997, compared to the nine months ended September 28, 1996.

In the Consumer Products Segment, gross profit decreased $2.7 million (17.9%) to $12.4 million for the three months ended September 27, 1997, compared to $15.1 million for the three months ended September 28, 1996 (before consideration of one time charges of $28.4 million described above), and decreased $13.9 million (26.8%) to $37.9 million from $51.8 million for the nine months ended September 27, 1997 (before consideration of one time charges of $28.4 million described above), compared to the nine months ended September 28, 1996. As a percentage of revenues, the gross profit margin for the Consumer Products Segment increased to 30.5% for the three months ended September 27, 1997 from 26.2% for the three months ended September 28, 1996 and increased to 32.3% from 30.4% for the nine months ended September 27, 1997, compared to nine months ended September 28, 1996. The decrease in Consumer Products Segment gross profit for the three months ended September 27, 1997, compared to the three months ended September 28, 1996, resulted from the exclusion of gross profit associated with Penn ($1.9 million) and lower levels of sales which were offset, in part, by lower manufacturing costs. The decrease in the

Consumer Products Segment gross profit for the nine months ended September 27, 1997, compared to the nine months ended September 28, 1996, resulted from the exclusion of the gross profit associated with Penn ($8.5 million), the impact of the $2.7 million inventory valuation adjustment described above and lower sales levels offset, in part, by manufacturing cost reductions. The increase in the Consumer Products Segment gross profit margin was due primarily to manufacturing cost savings achieved during the three months and nine months ended September 27, 1997, offset by the inventory valuation adjustment in the nine months ended September 28, 1996.

Commercial Products Segment gross profit decreased $0.1 million (9.1%) to $1.0 million for the three months ended September 27, 1997, compared to $1.1 million for the three months ended September 28, 1996, and increased $0.4 million (11.1%) to $4.0 million from $3.6 million for the nine months ended September 27, 1997, compared to the nine months ended September 28, 1996. As a percentage of revenues, the gross profit margin for the Commercial Products Segment increased to 11.8% for the three months ended September 27, 1997, compared to 9.3% for the three months ended September 28, 1996, and increased to 11.6% for the nine months ended September 27, 1997, compared to 9.2% for the nine months ended September 28, 1996. The increase in Commercial Products Segment gross profit margin was primarily due to cost savings achieved in the Racine and Cambridge plants in the three and nine month ended September 27, 1997 compared to the three and nine months ended September 28, 1996.

The Entertainment Segment gross profit increased $1.4 million to $2.2 million for the three months ended September 27, 1997 compared to $0.8 million for the three months ended September 28, 1996 and increased $8.8 million to $9.6 million for the nine months ended September 27, 1997, compared to $0.8 million for the nine months ended September 28, 1996. As a percentage of revenues, the gross profit margin was 48.5% for the three months ended September 27, 1997 compared to 64.9% for the three months ended September 28, 1996 and was 53.4% for the nine months ended September 27, 1997, compared to 64.9% for the nine months ended September 28, 1996. The decrease in the Entertainment gross profit margin was primarily due to higher levels of home video sales activity with lower gross margins in both the three and nine months ended September 27, 1997,compared to the three and nine months ended September 28, 1996.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, before consideration of $3.3 million of one time transition costs associated with the redirection of the Company (comprised of consulting costs of $1.0 million, information systems changeover costs of $1.7 million and costs associated with the move of the Company's Racine, Wisconsin manufacturing facility of $0.6 million), were $26.1 million for the three months ended September 27, 1997, a decrease of $4.5 million from $30.6 million, before consideration of one time charges of $11.0 million (to resolve certain legal and contractual matters) incurred during the three months ended September 28, 1996. Before consideration of $8.4 million of one time transition costs associated with the redirection of the Company (comprised of consulting costs of $3.5 million, information systems changeover costs of $4.0 million and costs associated with the move of the Company's Racine, Wisconsin manufacturing facility of $0.9 million) selling, general and administrative expenses decreased $12.5 million to $69.8 million for the nine months ended September 27, 1997 compared to $82.3 million, before consideration of $27.2 million (comprising $16.2 million of charges relating to an equity investment in the Company by Golden Press Holding and $11.0 million in charges to resolve certain legal and contractual matters), for the nine months ended September 28, 1996. The decreases for the three and nine months ended September 27, 1997, compared to the three and nine months ended September 28, 1996, were primarily due to headcount reductions, lower selling and marketing costs and the impact of the disposal of Penn partly offset by the acquisition of the Entertainment Segment.

Interest Expense, net

Interest income for the three months ended September 27, 1997 decreased $0.1 million to $1.3 million from $1.4 million for the three months ended September 28, 1996 and increased $2.4 million to $4.9 million from $2.5 million for the nine months ended September 27, 1997 compared to the nine months ended September 28, 1996. The decrease for the three months ended September 27, 1997, compared with the three months ended September 28, 1996, was due to lower average cash balances during the three months ended September 27, 1997. The increase for the nine months ended September 27, 1997 compared to the nine months ended September 28, 1996 results from higher average cash balances during 1997 due to cash generated towards the end of 1996 which has subsequently been reduced during 1997 to fund operations, previous period restructure expenses and one time transition costs necessary to implement management's plans to change the strategic direction of the Company. The cash increases during 1996 were generated as follows (1) the sale of the Company's Series B Convertible Preferred Stock to Golden Press Holding for an aggregate purchase price of $65.0 million in May 1996, (2) the issuance of

Preferred Securities for $115.0 million in August 1996, (3) the sale of the Company's common stock for $25.0 million to HC Crown Corporation, an affiliate of Hallmark Cards, Incorporated, in September 1996 and (4) the sale of Penn Corporation for consideration including approximately $14.0 million in cash, partially offset by the purchase of substantially all the assets of Broadway Video Entertainment, L.P. in part for $81.0 million in cash in August 1996 and the redemption of the Company's Series A Preferred Stock for $10.0 million in May 1996.

Net interest expense (including the distributions on the guaranteed preferred beneficial interest in the Company's and Golden Books Publishing's Convertible Debentures (i.e., the Preferred Securities)), for the three months ended September 27, 1997 increased by $1.6 million to $4.2 million, as compared to $2.6 million for the three months ended September 28, 1996, and increased $3.9 million to $11.5 million from $7.6 million for the nine months ended September 27, 1997, compared to the nine months ended September 28, 1996. The increase in net interest expense was primarily due to higher average debt outstanding resulting from the issuance of the Preferred Securities in August 1996, offset in part by higher levels of interest income as described above. Total average outstanding debt (including the Preferred Securities) increased to $265.0 million for the three and nine months ended September 27, 1997, compared to $212.7 million for the three months ended September 28, 1997 and to $170.9 million for the nine months ended September 28, 1996, due to the issuance of the Preferred Securities during August and September of 1996.

Income Taxes

The Company does not anticipate any significant provision or benefit for income taxes in the fiscal period ending December 27, 1997. As such, operations for the three and nine months ended September 27, 1997 do not include an income tax benefit from domestic operations as no tax benefit was provided on operating losses. Profitable operating results in subsequent periods will benefit from an income tax rate which will be lower than the statutory rate due to the reinstatement of deferred tax assets for which a valuation allowance was established. The provision for the nine months ended September 28, 1996 pertained principally to anticipated resolution of outstanding issues from prior years.

Net Loss

The net loss for the three months ended September 27, 1997 was $(17.9) million, or $(0.76) per common share, compared to a net loss of $(96.8) million, or $(4.29) per common share, for the three months ended September 28, 1996. For the nine months ended September 27, 1997, the net loss was $(38.1) million or $(1.69) per common share, compared to a net loss of $(132.0) million, or $(6.11) per common share, for the nine months ended September 28, 1996. Results for the nine months ended September 27, 1997 included one time transition costs of $8.4 million, as previously discussed, and the results for the nine months ended September 28, 1996 included the $96.3 million in one time charges associated with the strategic redirection of the Company ((i) $16.2 million in connection with the sale of a significant equity interest to Golden Press Holding; (ii) a restructuring charge totaling $40.7 million pertaining to a $30.1 million writedown of the net assets of Penn to net realizable value, a $3.0 million reduction in the net realizable value of the Company's Fayetteville facility and $7.6 million in costs associated with the termination of certain customer program initiatives; (iii) a cost of sales adjustment of $25.0 million comprised of $17.6 million of costs pertaining to the Company's decision to discontinue or replace certain product lines and expeditiously liquidate related inventory and slow moving product and $7.4 million of other inventory related costs, consisting primarily of licensor and prepublication costs; (iv) a selling, general and administrative charge of $11.0 million relating to costs associated with management's revised plans to resolve certain legal and contractual matters; and (v) adjustments to revenue totaling $3.4 million to establish reserves in connection with the Company's plans to resolve differences with customers with a view toward mending and improving the Company's relationships with its customers).

Financial Condition, Liquidity and Capital Resources

Operations for the nine months ended September 27, 1997, including one time transition costs of $8.4 million associated with the strategic redirection of the Company and payments of restructuring costs accrued during the period ended December 28, 1996 of $3.9 million, utilized cash of approximately $90.9 million compared to cash provided of $87.2 million for the nine months ended September 28, 1996. The major source of cash flow in the nine months ended September 28, 1996 was from the sale of the Company's Series B Convertible Preferred Securities offset in part by the redemption of the Series A Preferred Stock, the issuance of Preferred Securities for $115.0 million in August 1996, the sale of the Company's common stock for $25.0 million to HC Crown Corporation, an affiliate of Hallmark Cards, Incorporated, in September 1996 offset by the purchase of substantially all the assets of Broadway Video Entertainment, L.P. in part for $81.0 million in cash in August 1996.

Acquisitions of property, plant and equipment were $11.9 million during the nine months ended September 27, 1997, as compared to $7.0 million during the nine months ended September 28, 1996.

Working capital at September 27, 1997 was $105.7 million, as compared to $168.2 million at December 28, 1996. The decrease resulted primarily from cash reductions associated with investment in property, plant and equipment, funding the loss from operations and transition costs associated with the strategic redirection of the Company during the nine months ended September 27, 1997.

The Company expects to spend approximately $14.0 million attributable to transition costs to be incurred in connection with the strategic redirection of the Company during 1997. The Company's plan to change it's strategic direction in order to return the core publishing business to profitability originally anticipated incurring $20.5 million in one time transition costs during 1997. Since this announcement the Company has made additional decisions (as described below) which make it impractical for all of these transition costs to be incurred during 1997. As a result, the Company expects that approximately $7.0 million of one time transition costs will be incurred during 1998. The major factor impacting this change in timing is management's decision to delay the construction and move of the Company's main operating facility in Racine, Wisconsin, until after the end of the year to allow the heavy Christmas period demand to be fulfilled, to the extent possible, by internal production capacity. As of September 27, 1997, the Company maintained sufficient accruals for restructuring costs which are expected to be paid out during the remainder of 1997 and 1998.

The Company believes that, based on the carrying value of both certain assets held for sale and inventory to be discontinued or replaced in connection with the Company's strategic actions, it will realize cash proceeds in excess of $20.0 million on the sale of such assets. Such proceeds and cash attributable to the Company's cost savings will be used in connection with the Company's change in strategic focus and other strategic measures.

Additionally, on October 31, the Company sold the building which houses its existing manufacturing facility in Racine, Wisconsin, and is in the process of building a new facility to manufacture the core products of the Company. The capital expenditures relating to such a facility will be funded in part through low-cost financing. In connection with the establishment of the new facility, the Company will also receive wage and benefit reductions and work rule changes from each of the labor unions. All of the foregoing financial incentives aggregate approximately $5.0 million, including $3.4 million that will be received before the end of 1997.

On September 26, 1997, the Company signed a new license agreement with Disney Book Publishing, Inc. ("Disney") (the "New Disney License Agreement") (the Company's previous main license agreement with Disney was to have expired on December 31, 1997). The New Disney License Agreement commenced on October 1, 1997 and runs through December 31, 2001, and can be extended under certain conditions for an additional year through December 31, 2002. The book formats covered under the New Disney License Agreement include: coloring books, activity books, Little Golden Books, First Little Golden Books, Look/Look Books, Super Shape Books and Sturdy Shape Books. New formats approved by Disney also may be covered under the New Disney License Agreement. Properties covered under the New Disney License Agreement include Disney classic characters as well as characters from major new Disney branded films released during the term thereof.

Royalty rates under the New Disney License Agreement vary by product covered. The New Disney License Agreement contains minimum royalty guarantees of $7,370,000 for the nine-month period commencing January 1, 1998 and ending September 30, 1998, $11,670,000 for the second year of the term, $13,340,000 for the third year of the term, $15,340,000 for the fourth year of the term and $16,670,000 for the additional year (if applicable). In addition, upon the execution and delivery thereof, Disney received warrants to purchase 1.1 million shares of the Company's common stock at a per share price of $11.375 (subject to certain adjustments), exercisable beginning on the earlier of i) 90 days after the expiration of the New Disney License Agreement or ii) 30 days after the announcement by either Disney or the Company that they will a) be entering into a new license agreement or b) that they will not be entering into a new licensing agreement, and expiring on March 31, 2008.

As of September 27, 1997, the Company had approximately $48.8 million in cash and cash equivalents. The Company believes that such amounts will be sufficient to fund working capital needed for the foreseeable future. It is not possible to ascertain the effect on the Company's liquidity that would result from potential future acquisitions, dispositions or debt repurchases. The Company expects to evaluate all viable forms of financing when examining potential future acquisitions or its capital structure. This could take the form of, among other things, additional sales of stock or notes, bank and/or institutional borrowings, or seller financing, as well as internally generated funds. There can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that adequate capital will be available on terms acceptable to the Company.

The Indenture covering the Company's 7.65% Senior Notes due 2002 restricts the ability of Golden Books Publishing to pay cash dividends or make other cash distributions to Golden Books Family Entertainment, Inc.

PART II  OTHER  INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)   Exhibits:



Exhibit Number        Description
--------------        -----------

    27.1              Financial Data Schedule



                (b)   Reports on Form 8-K:

                      Current Report on Form 8-K dated October 1, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.




November 11, 1997                             /s/ Richard E. Snyder
                                              ------------------------
                                              Richard E. Snyder
                                              Chairman of the Board,
                                              President and
                                              Chief Executive Officer



November 11, 1997                             /s/ Philip E. Rowley
                                              -----------------------
                                              Philip E. Rowley
                                              Executive Vice President and
                                              Chief Financial Officer