Form 10-Q/A
period 1997-09-27
GOLDEN BOOKS FAMILY ENTERTAINMENT INC
filed 1997-11-17
CIK 790706

                                UNTIED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-Q/A

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1997


                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from                    to
                               ------------------    -------------------

Commission file number 0-14399
                       -------


                   GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.
     --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


      Delaware                                              06-1104930
-------------------                                     ------------------

(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)


888 Seventh Avenue, New York, New York                        10106
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code


                                (212) 547-6700
             (Registrant's telephone number, including area code)
                     850 Third Avenue, New York, NY 10022
        (Former nam, former address and formal fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X        No
   -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.01 per share: 26,887,313 shares outstanding as of November 7, 1997.

The purpose of this amendment is to add Exhibits 10.1 and 10.2 (listed below) to the registrant's Form 10-Q for the quarterly period ended September 27, 1997.

PART II    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


                  (a) Exhibits



Exhibit Number                Description


10.1 Licensed Book Publishing Agreement between Disney Licensed Publishing and Golden Books Publishing Company, Inc., dated September 26, 1997 (confidential portions of which have been omitted and filed separately with the Commission pursuant to a request for an order granting confidential treatment).

10.2        Warrant Agreement between Golden Books Family Entertainment, Inc.
            and Disney Enterprises, Inc., dated September 26, 1997.


27.1*       Financial Data Schedule




                     (b)     Reports on Form 8-K

                            *Current Report on Form 8-K dated October 1, 1997


* Previously filed.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.



November 17, 1997                           /s/ Richard E. Snyder
                                           _______________________________
                                           Richard E. Snyder
                                           Chairman of the Board, President and
                                           Chief Executive Officer


November 17, 1997                           /s/ Philip E. Rowley
                                           _______________________________
                                           Philip E. Rowley
                                           Executive Vice President and
                                           Chief Financial Officer