Form 10-K
period 1997-12-27
GOLDEN BOOKS FAMILY ENTERTAINMENT INC
filed 1998-03-27
CIK 790706

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the fiscal period ended December 27 , 1997

                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                       For the transition period from ...... to ......

                        Commission file number 0-14399

                    GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                   06-1104930
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
        incorporation or organization)

 888 Seventh Avenue, New York, New York                  10106
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (212) 547-6700

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $ .01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X or No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price as quoted on NASDAQ on March 20 , 1998 , was approximately $ 306,566,646. As of March 16, 1998 27,099,814 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1998 annual meeting of stockholders to be held on May 12 , 1998 are incorporated by reference into
Part III of this Form 10-K.

           GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

                               DECEMBER 27, 1997

                                     INDEX




PART I
Item 1.       Business...................................................................................1
Item 2.       Properties.................................................................................8
Item 3.       Legal Proceedings..........................................................................9
Item 4.       Submission of Matters to a Vote of Security Holders.......................................10

PART II
Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters.................11
Item 6.       Selected Financial Data...................................................................12
Item 7.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operation..................................................................13
Item 7A       Quantitative and Qualitative Disclosures About Market Risk................................19
Item 8.       Financial Statements and Supplementary Data...............................................20
Item 9.       Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure..................................................................20

PART III
Item 10.      Directors and Executive Officers of the Registrant........................................21
Item 11.      Executive Compensation....................................................................21
Item 12.      Security Ownership of Certain Beneficial Owners and Management............................21
Item 13.      Certain Relationships and Related Transactions............................................21

PART IV
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................21

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

Developments in any of these areas, which are more fully described elsewhere in Part I, Item 1-Business, and Item 3-Legal Proceedings, and in Part II,
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, could cause the Company's results to differ materially from results that have been or may be projected by or on behalf of the Company.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward looking statements contained herein or that may be made from time to time by or on behalf of the Company.

                                   PART I.

ITEM 1. BUSINESS

GENERAL

Golden Books Family Entertainment, Inc. (including its subsidiaries, the "Company" or "Golden Books"), publishes, produces, licenses and markets an extensive range of children's and family related entertainment products throughout all media through its Children's and Adult Publishing, Golden Books Entertainment Group ("GBEG") and Commercial Printing divisions.

RECENT HISTORY/BUSINESS STRATEGY

On May 8, 1996, Golden Press Holding, L.L.C., an investment vehicle formed by Warburg, Pincus Ventures, L.P., Richard E. Snyder and Barry Diller, invested $65 million in the Company. At that time, the Company's name was changed to Golden Books Family Entertainment, Inc., and Mr. Snyder, the former Chairman and Chief Executive Officer of Simon & Schuster, Inc., was appointed Chairman and Chief Executive Officer of the Company. Since such time, and in connection with the August 20, 1996 acquisition of an extensive library of character-based properties which constituted substantially all of the family entertainment assets of Broadway Video Entertainment, L.P. (the "Broadway Video Acquisition"), Mr. Snyder has assembled a new senior management team to implement a new business strategy: to build a leading family entertainment company that publishes, produces, markets and licenses children's and family related entertainment products, utilizing the strength of the Golden Books brand, to provide family-oriented content through multiple media. In furtherance of this goal, the Company took the following strategic actions during 1997:

o The Children's Publishing division's sales organization was restructured, with a renewed emphasis on strengthening the Company's relationships with its customers, including assisting customers with sales strategies through category management initiatives, as well as a focus on expanding sales efforts into new retail channels;

o The Company launched new publishing initiatives, including an agreement to publish R.L. Stine's Fear Street books beginning in March 1998, the launch in September 1997 of the Company's Adult Publishing list, featuring Stephen Covey's The 7 Habits of Highly Effective Families, and the reorganization and relaunching of its price competitive value publishing line under the Merrigold Press imprint;

o The Company took steps to strengthen relationships with existing licensors, including signing a new, five-year license agreement with The Walt Disney Company ("Disney");

o The GBEG division expanded its library, as well as its television production operations, through the acquisition of Shari Lewis Enterprises, Inc. (the "Shari Lewis Acquisition"). In addition, GBEG expanded its licensing operations through agreements with Eden, LLC ("Eden"), a leading creator and manufacturer of infant toys, and Swat-Fame, Inc. ("Swat-Fame"), a leading manufacturer of children's wear, to manufacture products based on characters from the Company's library, including Pat the Bunny and The Poky Little Puppy. The GBEG division established a presence in the manufacture, production and distribution of children's home video and audio products through its strategic alliance with Sony Wonder, a division of Sony Music;

o Construction began on a new, more efficient manufacturing and administrative facility in Racine, Wisconsin in July 1997, pursuant to an agreement with a developer which is building the facility to the Company's specifications and leasing it to the Company on a long-term basis. The Company began manufacturing at the new facility in February 1998, and expects the new facility to be fully operational by May 1998;

o The Company continued its disposition of non-core assets with the sale of its printing operations in Cambridge, Maryland for approximately $20.2 million, as well as the sale of the building which had housed its main plant in Racine for approximately $2.4 million. In addition, in February 1998, in an effort to further simplify its supply chain, the Company announced that it would be closing its distribution center in Coffeyville, Kansas by June 1998 and consolidating its distribution facility in Crawfordsville, Indiana.

                         BUSINESS SEGMENT INFORMATION

The Company has three business segments, which it operates through its principal operating subsidiary, Golden Books Publishing Company, Inc. ("Golden Books Publishing"): (1) Consumer Products, which includes its Children's and Adult Publishing divisions, (2) Entertainment, which includes its Golden Books Entertainment Group division, and Commercial Products, which includes its Commercial Printing division. For certain information with respect to net sales, operating profits and identifiable assets attributable to the Company's business segments, see note 20 to the Company's Consolidated Financial Statements herein.

CHILDREN'S AND ADULT PUBLISHING

CHILDREN'S PUBLISHING. Golden Books is the largest publisher of children's books in the North American retail market, and through its Children's Publishing division, produces storybooks, coloring/activity books, electronic storybooks, puzzles, educational workbooks, reference books, novelty books, chapter books and fiction. The Company has published its flagship product line, "Little Golden Books", for over 50 years. The Company's Children's Publishing products utilize both owned characters, such as The Poky Little Puppy and Lassie, and characters licensed by the Company from third parties, such as Barney and the Muppets. Many of the Company's products, particularly its coloring/activity books, use licenses from Children's Television Workshop (Sesame Street), Mattel, Inc. (Barbie), Mercer Mayer (Little Critters) and Disney. On September 26, 1997, the Company signed a new, five year license agreement with Disney (the Company's previous main license agreement with Disney was to have expired on December 31, 1997). The Disney character license allows the Company to use, in selected product categories, all of Disney's animated characters, including Mickey Mouse, Winnie the Pooh and Pinocchio and characters from The Little Mermaid, The Lion King, Aladdin, The Hunchback of Notre Dame and Toy Story, as well as characters from more recent releases such as Hercules and future releases such as the upcoming Mulan and A Bug's Life. The Company also had licensing agreements in connection with the animated feature film Anastasia and has licensing agreements in connection with the educational television series Between the Lions, anticipated to debut on PBS in November 1999. In July, 1997, the Company acquired the right to publish 65 Fear Street books by R.L. Stine, extending the Company's core age group from 0-7 to 0-14 and representing the Company's first venture into chapter books aimed at older children. The Company began publishing the Fear Street series in March, 1998.

Golden Value Books and Special Markets. In July 1997, the Company established the Golden Value Books and Special Markets business unit within its Children's Publishing division. The goal of the new business unit is twofold: to develop more competitively priced value product for all retail channels and to continue to pursue other specialty publishing opportunities outside of traditional retail channels, such as premium, book clubs and fairs, continuity and direct mail, electronic retailing and television shopping. Product in the Golden Value Books and Special Markets business unit will be published under the Merrigold Press imprint.

Fear Street Publishing Agreement. In July 1997, the Company extended the core age group for which its Children's Publishing products are designed from 0-7 to 0-14 by acquiring the right to publish 65 Fear Street books by R.L. Stine, the Company's first venture into books aimed at older children. The Company began publishing three Fear Street related series in March 1998, under the Gold Key imprint: Fear Street, R.L. Stine's original series for young adult readers (ages 13 and up), Fear Street Sagas, another young adult spin-off and Ghosts of Fear Street for mid-grade readers (ages 8-12). The Company intends to publish a young adult series based on its Turok the Dinosaur Hunter character in the Fall of 1998, and has agreements in principle to publish Barbie and other young adult, mid-grade and chapter books aimed at younger readers (ages 5-7).

The Company's Children's Publishing products, which generally are designed to be appropriate for children up to age seven, fall into four broad categories:
(i) "Classic Format," (ii) electronic storybooks, (iii) education and reference, and (iv) trade and novelty. Historically, the Company has distributed its children's publishing products primarily through mass market channels (which include national discount store chains, such as Wal- Mart, K Mart, Target and Toys "R" Us), and to a lesser extent, the Company has sold children's products through bookstores and other retailers (children's educational specialty retailers, other toy stores, supermarkets, drugstores and warehouse clubs), special markets (such as school book clubs, school book fairs, paperback jobbers, catalogue sales and educational institutions) and international channels. In 1997, the Children's Publishing division's sales organization was restructured, with a renewed emphasis on strengthening the Company's relationships with its customers as well as a focus on expanding sales efforts into new retail channels. See "--Distribution and Sales."

CLASSIC FORMAT PRODUCTS

The Company's Classic Format category of products consists of storybooks and coloring/activity books and products, as described below. This category of products accounts for the largest share of the Company's children's publishing revenues and unit sales. Most products in the Classic Format category are high volume products that carry a retail price under $5.00. The volume and price point of these products makes them particularly attractive to mass market retailers, although Classic Format products are distributed through other channels to a lesser extent. In 1997, the Company introduced new Classic Format products with higher price points which were sold through mass market channels, in bookstores and in specialty retail stores.

Storybooks are published principally under the Golden Books, Little Golden Books and Golden Look Look trademarks. In addition to storybooks in the foregoing formats, the Company also publishes paperback books and touch and feel books for babies. The Company's storybook products, in particular those bearing the Golden Books brand, stress "classic" themes such as self-esteem, friendship, family values and general issues associated with growing up. Typical storylines involve topics such as dealing with a new school, family dynamics and the pressures and rewards of friendships.

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

The Company utilizes selected properties and characters in the GBEG library in its children's publishing products, in particular in the storybook and coloring/activity book categories.

ELECTRONIC STORYBOOKS

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

The Company's products in the electronic storybook category have a higher price point than the Company's Classic Format products, with a retail price between $5.00 and $20.00. Products in this category are sold primarily to mass market accounts and independent distributors.

EDUCATION AND REFERENCE

The Company's education and reference products consist of workbooks, flashcards and reference books. The Company's workbook and flashcard products have price points between $2.00 and $3.50 and its reference books have price points between $4.00 and $5.00. All such products are sold primarily through mass market outlets, although the Company continues to take advantage of sales opportunities for these products through bookstores, specialty retail and special markets distribution channels.

The Company intends to increase its product offerings in this category, marketing workbooks that utilize both licensed and proprietary characters and that contain enhanced characteristics such as full color interiors. The Company intends to begin publishing leveled reading series using its existing characters and titles, as well as licensed characters, in the fall of 1998.

TRADE AND NOVELTY PRODUCTS

The Company's current product offerings in this category consist of flap books, pop-up books, book plus products, multiple format books and treasuries. Products in this category are primarily in the $5.00 to $10.00 retail price range and are primarily distributed through bookstores and specialty retail stores and special markets.

The Company's product offerings in this category are at present limited due to the Company's historical focus on products suitable primarily for mass market distribution. However, the Company continues to expand its product offerings in the trade and novelty category, with an emphasis on products featuring the Company's proprietary characters. Products in this category that the Company introduced in 1997 include a number of novelty book and book plus formats with retail price points under $10.00. The Company believes that significant sales opportunities for both its existing and proposed trade and novelty products exist through bookstores, mass market, special market and international distribution channels.

ADULT BOOKS

In 1997, the Company expanded the Golden Books brand into trade books focusing primarily on parenting and the family with the launch of the Adult Publishing division. The Adult Publishing division's first list in

September 1997 included Stephen Covey's The 7 Habits of Highly Effect Families, which hit the New York Times best-seller list. The Adult Publishing division has published a total of 14 titles through the first quarter of 1998, including Christina Ferrare's Family Entertaining, a cookbook by the television personality, and I've Been Rich. I've Been Poor. Rich is Better. by Judy Resnick, the investment advisor. The Adult Publishing division intends to publish an additional 17 titles through 1998, including books by Maria Shriver on discussing death with children and by Richard and Linda Eyre on talking to your children about sex. Additionally, the Adult Publishing Division expects to publish The Parents Answer Book, the first title of three planned co-branded series, comprising a total of 17 books, based on Parents magazine editorial contents, in the fall of 1998.

The Company distributes its family-oriented adult trade book line primarily through bookstores, although the line includes books published in formats suitable for mass market distribution. In February 1998, the Adult Publishing division signed an agreement with St. Martin's Press, Incorporated to distribute its books in the United States and Canada.

GOLDEN BOOKS ENTERTAINMENT GROUP DIVISION

The Company's GBEG division was established in August 1996, upon the acquisition by the Company of an extensive library of character-based family entertainment properties through the Broadway Video Acquisition. The GBEG division's library is comprised of copyrights, distribution rights, trademarks and licenses relating to characters, television programs and motion pictures, both animation and live action, and includes individual specials and multiple episode series. Among the library titles are Rudolph the Red-Nosed Reindeer, Frosty the Snowman, Santa Claus Is Coming to Town, Lassie, 26 half-hour episodes of Felix the Cat, Underdog, 52 half-hour episodes of Abbott and Costello, The Lone Ranger and Tennessee Tuxedo.

The Company generates revenues from the GBEG division by licensing properties from the library to third parties, both domestically and internationally, for use on television, on home video and in ancillary media. The Company also, where its rights so permit, licenses specific characters in the GBEG division library (rather than the entire property) for use in new television programs, theatrical films and home video. In addition, the GBEG division licenses merchandising rights in its characters and owned or controlled characters of the Children's Publishing division for use in a variety of products. In August 1997, GBEG entered into a licensing arrangement with Eden, a leading creator and manufacturer of infant toys, to develop and market products based on characters in the Company's library, including a line of soft toys based on Pat the Bunny which was introduced in December 1997. Additionally, in September 1997, GBEG announced a licensing arrangement with Swat-Fame, a leading children's wear manufacturer, to produce apparel featuring Pat the Bunny, The Poky Little Puppy and Little Lulu, to be introduced in the Spring of 1998.

The existing licenses granted to third parties in respect of the GBEG division's properties generally cover a limited time period, usually of two to three years in duration. GBEG's licenses are typically narrow, allowing the same property to be simultaneously licensed to multiple parties for different purposes and enhancing the ability of the GBEG division to maximize license revenue from the properties in its library.

Shari Lewis Acquisition/ Sony Wonder Venture. In July, 1997, the GBEG division acquired Shari Lewis Enterprises, Inc., expanding its library with the addition of the Lamb Chop, Charlie Horse and Hush Puppy characters, books, television specials, films and home video titles. GBEG began distribution of a new 40-episode series for children by Shari Lewis, The Charlie Horse Music Pizza, which premiered on PBS in January 1998. In December 1997, the GBEG division announced the formation of a long-term strategic alliance with Sony Wonder, a division of Sony Music, for the manufacture, production and distribution of children's home video and audio products. The Company believes that the GBEG division's library, combined with the distribution capabilities of Sony Wonder, will allow the Company to meaningfully compete in the home video market with Golden Books branded content. Through transactions such as the Shari Lewis Acquisition and the formation of a joint venture with Sony Wonder, the GBEG division intends not only to add to its library and enhance its licensing operations but also to expand its role as not only a licensor of but also a creator, producer, manufacturer and distributor of children's related entertainment products.

COMMERCIAL PRINTING DIVISION

The Company's manufacturing capabilities as a leading producer of coloring and activity books, picture books and educational and supplemental materials allow it to market these capabilities to third parties through its Commercial Printing Division. In 1997, the Company manufactured products for its Commercial Printing Division at factories located in Racine, Wisconsin and Cambridge, Maryland. Customers of the Commercial Printing Division include educational publishers, religious publishers, brand marketers targeting children and families, and other juvenile publishers and entertainment companies. Additionally, the Commercial Printing division engages in commodity printing (such as tax instruction booklets and tax forms), generally during periods of excess production capacity.

Cambridge Sale. As part of the Company's effort to streamline its printing operations in order to focus on its core publishing and entertainment businesses, the Company sold its commercial printing operations in Cambridge, Maryland to Mail-Well, Inc. on December 1, 1997 for approximately $20.2 million.

DISTRIBUTION AND SALES

The Company's children's publishing products are distributed through (i) mass market, both directly and through independent distributors, (ii) bookstores and specialty retail stores, (iii) special markets, and (iv) international distribution channels. Historically, mass market distribution has accounted for, and continues to account for, the largest portion of children's publishing product sales. Among the Company's largest customers in 1997 were Wal-Mart, Toys "R" Us, K Mart and Target. To a lesser extent, the Company has distributed its children's publishing products through other domestic distribution channels. In 1997, the Children's Publishing division's sales organization was restructured. The Children's Publishing division's new sales organization emphasizes strengthening its relationships with its traditional retail customers, including assisting customers with sales strategies through new category management and in-store display initiatives, as well as a focus on expanding sales efforts into new retail channels, such as supermarkets, drugstores, airports and zoos.

Closing of Coffeyville Distribution Center. In February 1998, the Company announced that it would be closing its distribution center in Coffeyville, Kansas by June 1998 and consolidating into its distribution facility in Crawfordsville, Indiana. The Company believes this consolidation will allow it to further simplify its supply chain and improve its inventory management function.

Internationally, the Company's children's publishing products are marketed in approximately 80 countries and are published in English, Spanish, Japanese, Korean and Portuguese. Books produced under subsidiary rights licensing are issued in 23 languages, including Finnish, Indonesian and Mandarin. The Company has the largest market share in the children's book category in Canada. The Company's sales in Canada, and to a lesser extent the United Kingdom, account for a majority of its international sales revenues.

The Adult Publishing division distributes its book line primarily through bookstores, although the line also includes books published in formats suitable for mass market distribution. In February 1998, the Adult Publishing division signed an agreement with St. Martin's Press, Incorporated to distribute its books in the United States and Canada.

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

The licensing industry is highly competitive, and the GBEG division faces strong competition from other independent licensing agencies and from the in-house licensing divisions of motion picture and television studios. Additionally, as the division expands its efforts to produce, manufacture and distribute home video products, it will face intense competition for available creative personnel, distribution channels and financing including from motion picture studios, television networks and independent production companies, many of which have greater financial resources than the Company.

MANUFACTURING

During 1997, the Company manufactured the majority of its Children's Publishing products from its plants in Racine, Wisconsin and Cambridge, Maryland, with additional components and services obtained from third party vendors in the United States and abroad. The Company's electronic products typically contain a higher portion of outsourced content than its printed products, particularly the software and electrical components. In an effort to streamline the Company's printing business, the Company sold its printing operations plant in Cambridge, Maryland on December 1, 1997.

NEW MANUFACTURING FACILITY. The Company had previously announced that it would continue to manufacture certain of its core children's publishing products in a new, more efficient manufacturing and administrative facility in Racine, Wisconsin, and outsource all other printing and manufacturing. Construction began on the new facility on July 2, 1997, pursuant to an agreement with a developer which is building the facility to the Company's specifications and will lease it to the Company on a long-term basis upon completion. The Company began manufacturing at the new facility in February 1998, and expects the new facility to be fully operational by May 1998. In connection with its move to the new facility, on October 31, 1997, the Company sold the building which had housed its main plant in Racine for net proceeds of approximately $2.4 million.

EMPLOYEES

The Company and its subsidiaries have approximately 1,200 employees, calculated on a full-time equivalent basis. Approximately 420 employees are represented by labor unions. The Company negotiated and signed new agreements with its labor unions in the first quarter of 1998. The Company's contracts with (i) the Graphic Communications International Union, Local 223B, (ii) the Graphic Communications International Union, Local 254M, (iii) the International Union of Operating Engineers, Local 309, (iv) the International

Brotherhood of Teamsters, Local 43, and (v) the United Auto Workers Local 1007, expire on December 31, 2002. The Company's Canadian subsidiary signed a new contract in January 1998 with Local 1024 of the United Rubber, Cork, Linoleum and Plastic Workers of America AFL-CIO, CLC, which expires on December 31, 2000. The Company believes that its relations with its employees generally are good.

In connection with the production of storybooks and coloring/activity books, the Company typically hires writers, illustrators and other creative talent on a freelance, work-for-hire basis to complete its projects. Similarly, to manufacture electronic storybooks, the Company generally outsources tasks such as electrical design and software programming while retaining artistic supervision and control.

ITEM 2. PROPERTIES

Certain information as to the significant properties used by the Company in the conduct of its business is set forth in the following table:

LOCATION                   SQUARE FEET         TYPE OF USE
New York, NY               112,000             Corporate offices; publishing offices; sales offices

Racine, WI                 498,300             Printing facilities and administrative offices

Crawfordsville, IN         403,000             Warehousing and distribution

Cambridge, Ontario, Canada 148,000             Corporate offices; sales offices; warehousing and distribution


In addition to the properties described above, the Company owns or rents various other properties that are used for administration, sales offices and warehousing.

Construction began on the Company's new, more efficient manufacturing and administrative facility in Racine, Wisconsin on July 2, 1997, pursuant to an agreement with a developer which is building the facility to the Company's specifications and leasing it to the Company on a long-term basis. The Company began manufacturing at the new facility in February 1998, and expects the new facility to be fully operational by May 1998. In connection with its move to the new facility, on October 31, 1997, the Company sold the building which had housed its main plant in Racine for approximately $2.4 million, and is leasing such building until June 1998, as it completes its move to the new facility.

The Company moved into its new, 112,000 square foot corporate headquarters in New York City in August 1997.

In February, 1998, the Company announced that it would be closing its distribution center in Coffeyville, Kansas by June 1998 and consolidating into its distribution facility in Crawfordsville, Indiana. The Company's 547,000 square foot warehouse and distribution center in Coffeyville is classified as an asset held for sale.

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

The Company sold its printing operations in Cambridge, Maryland, which included a 231,000 square foot printing and warehousing facility, in December 1997.

ITEM 3. LEGAL PROCEEDINGS

Golden Books Publishing and Penn Corporation ("Penn") have been informed by the Environmental Protection Agency (the "EPA") and/or state regulatory agencies that they may be potentially responsible parties ("PRPs") and face liabilities under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly known as "CERCLA" or "Superfund") or similar state laws. In all cases except those described below, the Company has resolved its liability or is in the process of resolving its liability for amounts not material. Although the Company divested Penn in December 1996, the Company has agreed to indemnify Contempo Colours, Inc. ("Contempo") against certain of Penn's environmental liabilities, including the Cork Street Landfill and Fulford Street Property discussed herein.

The Wisconsin Department of Natural Resources (the "WDNR") alleges that the Company is a responsible party for drums found at a site located in unincorporated Racine County. The WDNR and the Company have entered into an agreement which requires the Company to remove drums and soil from the site. The disposal of these drums dates back almost 30 years. The Company did not authorize disposal of its waste drums at the site. The Company has completed the removal of drums and soil from the site.

At the Hunt's Landfill site in Racine County, Wisconsin, the Company's liability pursuant to the terms of a consent decree is limited to approximately 4% of the total remedial costs. Although the last phase of construction activities was completed in 1996, Golden Books Publishing and the other PRPs are obligated to fund the operation and maintenance of the site for the next 20-30 years. The current estimate of the total costs of such operation and maintenance is in the range of $14 million. In accordance with the consent decree, the Company has established a reserve for its share of the probable clean-up costs.

At the Hertel Landfill in Plattekill, New York, the Company is one of five PRPs sued by the EPA in 1994 for recovery of past EPA response costs of approximately $2.5 million. In September 1991, the EPA approved a remedial action for the Hertel Landfill site that currently is estimated to cost $4.1 million other than groundwater remediation costs, if any are required. One of the site's non-defendant PRPs has been complying with an EPA unilateral administrative order requiring investigation and clean-up of the site and is now seeking contribution towards its cost from the Company and more than 20 other PRPs. At the time the 1991 order was issued, the Company did not comply. As of June 26, 1996, representatives of the Company reached agreement with the EPA to come into compliance with the order and pay a penalty of $625,000 for previous non-compliance. Additionally, during 1997, the Company paid a total of $1,701,000 for the remediation of the Hertel site, including settlement payments to other PRPs. The Company, other PRPs and the government have reached an interm allocation and are in the process of negotiating a consent decree which will establish the Company's future responsibilities at the site.

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

On October 2, 1996, the Company received notice from the City Attorney of Kalamazoo, Michigan that Beach Products, a division of Penn, will be asked to participate in the remediation of the Cork Street Landfill site located in the city which was allegedly used by Beach Products in the past. Current cost estimates for the remediation required at the site are as high as $24,000,000. More than 70 entities will be requested to provided financial contribution to the remediation.

On November 14, 1996, the Michigan Department of Environmental Quality requested that corrective actions be taken as a result of the discovery of a leaking underground storage tank system at the Fulford Street Property of the Company on November 8, 1996. An initial site assessment is being completed by the Company's outside consultant. Current estimates indicate that the costs associated with this release should not exceed $200,000. However, in the event that the contamination has migrated off the Company's property, these costs could increase.

In addition to these environmental matters, the Company filed an action in 1994 in the United States District Court, Eastern District of Wisconsin captioned as Western Publishing Company, Inc. v. MindGames, Inc. seeking a declaration of rights in regard to the Company's alleged breach of various of its obligations under its licensing agreement with the defendant for distribution through 1994 of the adult board game known as "Clever Endeavor." This case involves the Company's now-discontinued adult and children's game division. The defendant, believing its board game had the potential to become one of the most popular of all time, has maintained that certain of the alleged breaches entitle it to damages of as much as $40 million resulting from lost profits and unpaid royalties. The Court recently granted the Company's partial motion for summary judgment and held that the defendant is precluded from recovering lost profits. Accordingly, the defendant's damage claim is now limited to its unpaid royalties of $1.2 million. The Company denies that it has any liability to defendant.

On December 19, 1997, Contempo Colours, Inc. filed suit against the Company in the circuit court for the County of Kalamazoo, Michigan, alleging damages arising out of a dispute between Contempo and the Company relating to the sale to Contempo of Penn on December 23, 1996. The Company and Contempo entered into a standstill agreement with respect to the suit on January 7, 1998, whereby Contempo has agreed to suspend the suit while the parties attempt to negotiate a settlement of all claims. The Company is adequately reserved with respect to this matter.

The Company is actively pursuing resolution of the aforementioned matters or, in the case of environmental matters, is awaiting further government response. While it is not feasible to predict or determine the outcomes of these proceedings, it is the opinion of management that these outcomes have been adequately reserved for and will not have a materially adverse effect on the Company's financial position or future results of operations.

The Company and its subsidiaries are parties to certain other legal proceedings which are incidental to their ordinary business, none of which the Company believes are material to the Company and its subsidiaries taken as a whole.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS


                           STOCKHOLDERS' INFORMATION




COMMON STOCK PRICES

The Company's Common Stock, par value $.01 per share ("Common Stock") is traded over-the-counter and is quoted on the NASDAQ National Market System (symbol GBFE). Common stockholders of record at December 27, 1997 numbered approximately 7,000 . The following table sets forth the range of prices (which represent actual transactions), by quarter, as provided by the National Association of Securities Dealers, Inc.

FISCAL YEAR ENDED DECEMBER 27, 1997
-------------------------------------------------------------------------------

                                     High                     Low
First Quarter                       12 1/4                   8 11/16
Second Quarter                      12 7/8                   7  7/8
Third Quarter                       12 5/8                   9  1/2
Fourth Quarter                      11 3/4                   9  1/8



FISCAL YEAR ENDED DECEMBER 28, 1996 (1)
-------------------------------------------------------------------------------



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

                                             1996
                                             ----
                         First Quarter    March 30th
                         Second Quarter   June 29th
                         Third Quarter    September 28th
                         Fourth Quarter   December 28th



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

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data below is derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements". In 1996 the Company changed it's fiscal year end so as to end on the last Saturday of December in each year. As a result the current fiscal period ended on December 27, 1997. The Fiscal 1996 results from operations are not necessarily comparable to other periods as presented. The earnings per share amounts have been presented as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("Statement 128"). For further discussion of Statement No. 128, see the notes to the consolidated financial statements beginning on page F-10.



                                                                     YEAR ENDED  ELEVEN MONTHS              YEAR ENDED
                                                                     -----------     ENDED     ------------------------------------
                                                                     DECEMBER 27, DECEMBER 28, FEBRUARY 3,   JANUARY 28, JANUARY 29,
                                                                         1997         1996        1996          1995        1994
                                                                      -------------------------------------------------------------
INCOME STATEMENT DATA:                                                           (In Thousands, Except Per Share Data)
REVENUES
Net sales                                                             $ 242,481    $ 254,046    $ 369,572    $ 398,354    $ 613,464
Royalties and other income                                                1,080          959        1,722        2,207        2,404
                                                                      -------------------------------------------------------------

Total Revenues                                                          243,561      255,005      371,294      400,561      615,868
                                                                      -------------------------------------------------------------

COSTS AND EXPENSES:
Cost of sales                                                           176,238      231,792      281,392      297,421      432,503
Selling, general and administrative                                     111,307      142,721      129,020      124,128      203,042
Restructuring plan, net of gains on sale of assets                      (10,786)      65,741        6,701      (20,352)           -
Provision for write-down of Division                                          -            -            -       (1,100)      28,180
                                                                      -------------------------------------------------------------

Total costs and expenses                                                276,759      440,254      417,113      400,097      663,725
                                                                      -------------------------------------------------------------

(LOSS) INCOME BEFORE DISTRIBUTIONS ON GUARANTEED
PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S AND
GOLDEN BOOKS PUBLISHING COMPANY, INC.'S CONVERTIBLE DEBENTURES,
INTEREST EXPENSE, PROVISION (BENEFIT) FOR INCOME TAXES AND
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                     (33,198)    (185,249)     (45,819)         464      (47,857)

DISTRIBUTIONS ON GUARANTEED PREFERRED BENEFICIAL INTERESTS IN
THE COMPANY'S AND GOLDEN BOOKS PUBLISHING COMPANY, INC.'S
CONVERTIBLE DEBENTURES                                                   10,282        3,597            -            -            -

INTEREST EXPENSE, net of interest income                                  6,163        6,764        9,896       15,573       15,463
                                                                      -------------------------------------------------------------

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME
TAXES AND CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                                    (49,643)    (195,610)     (55,715)     (15,109)     (63,320)

PROVISION (BENEFIT) FOR INCOME TAXES                                         37        1,893       11,332        2,470      (22,295)
                                                                      -------------------------------------------------------------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                                    (49,680)    (197,503)     (67,047)     (17,579)     (41,025)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                           -            -            -            -      (14,800)
                                                                      -------------------------------------------------------------

NET LOSS                                                              $ (49,680)   $(197,503)   $ (67,047)   $ (17,579)   $ (55,825)
                                                                      =============================================================

LOSS PER COMMON SHARE - BASIC:
  Before cumulative effect of change in accounting principle          $   (2.18)   $   (8.73)   $   (3.23)   $   (0.88)   $   (1.99)
  Cumulative effect of change in accounting principle                         -            -            -            -        (0.71)
                                                                      -------------------------------------------------------------

  NET LOSS PER COMMON SHARE - BASIC                                   $   (2.18)   $   (8.73)   $   (3.23)   $   (0.88)   $   (2.70)
                                                                      =============================================================

BALANCE SHEET DATA (AT PERIOD END):
  Working Capital                                                     $  95,780    $ 168,210    $ 165,309    $ 228,240    $ 332,979
  Total assets                                                          323,164      367,235      321,965      428,806      505,116
  Long-term debt                                                        149,897      149,862      149,845      149,828      229,812
  Guaranteed preferred beneficial interests in the Company's and
  Golden Books Publishing Company, Inc.'s Convertible Debentures        110,707      110,488            -            -            -
  Convertible Preferred Stock - Series A                                      -            -        9,985        9,985        9,985
  Common stockholders' (deficit) equity                                 (61,309)     (19,637)      74,368      140,794      158,673

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As part of the Company's plan to return its core publishing business to profitability and to re-deploy assets, the Company incurred approximately $11.5 million in one-time transition costs during 1997 in connection with the Company's strategic plan, consisting of: (i) $3.1 million of moving costs associated with new facilities, (ii) $3.5 million for outsourcing of the information technology department, (iii) $4.5 million in consulting services associated with implementing the strategic plan, and (iv) $0.4 million in other costs. The Company anticipates that it will incur additional one-time transition costs of approximately $13.0 million in 1998. The Company's return to profitability is dependent in part on the successful implementation of management's new strategy. As the Company's new strategy has not yet been fully implemented, the Company does not expect to generate positive net income until 1999 at the earliest.

For the year ended December 27, 1997, the Company reported results under three segments: (i) the Consumer Products Segment, (ii) the Commercial Products Segment and (iii) Entertainment Segment. Historically, the Company has reported operating results under two segments: (i) the Consumer Products Segment and (ii) the Commercial Products Segment. The following discussion has been revised to reflect these new reporting segments. The Consumer Products Segment ("Publishing") includes the Children's and Adult Publishing Divisions and, during the eleven months ended December 28, 1996 and the year ended February 3, 1996, Penn Corporation, which was sold on December 23, 1996. The Commercial Products Segment includes the Commercial Printing division. The Golden Books Entertainment Group, which was formed following the Broadway Video Aquisition, is reported as the Entertainment Segment and includes home video, television program licensing, merchandising and other character licensing. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 changes the way companies report segment information in financial statements. The Company has not yet determined the impact of the implementation of FAS 131 on the Company's segment reporting but its adoption will not have a material effect on the Company's statement of position or revenues, only on the composition of its reportable segments.

On November 30, 1996, the Company changed its fiscal year so as to end on the last Saturday of December in each year. As a result, the Company's current fiscal period of the twelve months ended December 27, 1997 (Fiscal 1997) is compared to the eleven months ended December 28, 1996 (Fiscal 1996), and Fiscal 1996 is compared to the twelve months ended February 3, 1996 (Fiscal
1995). Due to the change in year end, the results of these fiscal periods are not necessarily comparable. Additionally, certain prior year's amounts have been reclassified to conform with the current year's presentation.

FISCAL YEAR ENDED DECEMBER 27, 1997 (FISCAL 1997)
COMPARED TO ELEVEN MONTHS ENDED DECEMBER 28, 1996 (FISCAL 1996)

Revenues for Fiscal 1997 decreased $14.9 million (5.8%) to $243.5 million, as compared to $258.4 million (before consideration of $3.4 million of one time charges to establish reserves to resolve differences with customers), for Fiscal 1996.

Consumer Products Segment revenues decreased $40.2 million (19.0%) to $171.7 million for Fiscal 1997, compared to $211.9 million (before consideration of $3.4 million of one time charges to establish reserves to resolve differences with customers) for Fiscal 1996. The decrease in revenue for the Consumer Products Segment for Fiscal 1997 resulted principally from the sale of Penn, which was sold in December of 1996 (revenues of $40.7 million) along with a sales decline in electronic storybooks, offset by a sales increase in classics.

Commercial Products Segment revenues were $42.4 million for both Fiscal 1997 and Fiscal 1996. During 1997 the Company has focused on internal production requirements as inventory levels have been built in preparation for the move to the Company's manufacturing facility early in 1998.

Entertainment Segment revenues increased $25.3 million to $29.4 million for Fiscal 1997 compared to $4.1 million for Fiscal 1996. The increase in revenues for 1997 was due to the fact that the Entertainment Segment was active for only four months in 1996 compared to the full year during 1997. Gross profit increased $15.7 million (30.4%) for Fiscal 1997 to $67.3 million, compared to $51.6 million (before consideration of $28.4 million in one-time revenue and cost of sales charges associated with the strategic redirection of the Company, comprised of $3.4 million in revenue reserves established to resolve differences with customers, $17.6 million relating to the discontinuance or replacement of certain product lines and $7.4 million of other inventory related costs) for Fiscal 1996. As a percentage of revenues, the gross profit margin increased to 27.6% for Fiscal 1997 from 20.0% for Fiscal 1996 (before consideration of one time charges associated with the strategic redirection of the Company).

In the Consumer Products Segment, gross profit increased $1.1 million (2.3%) to $48.2 million for Fiscal 1997, compared to $47.1 million for Fiscal 1996 (before consideration of one time charges of $28.4 million described above). As a percentage of revenues, the gross profit margin for the Consumer Products Segment increased to 28.1% for Fiscal 1997 from 22.2% for Fiscal 1996. The increase in Consumer Products Segment gross profit for Fiscal 1997, compared to Fiscal 1996, resulted from lower manufacturing costs.

Commercial Products Segment gross profit decreased $0.4 million (10.3%) to $3.5 million for Fiscal 1997, compared to $3.9 million for Fiscal 1996. As a percentage of revenues, the gross profit margin for the Commercial Products Segment decreased to 8.2% for Fiscal 1997, compared to 9.1% for Fiscal 1996.

The Entertainment Segment gross profit increased $15.0 million to $15.6 million for Fiscal 1997 compared to $0.6 million for Fiscal 1996. As a percentage of revenues, the gross profit margin was 53.3% for Fiscal 1997 compared to 15.8% for Fiscal 1996. The increase in the Entertainment gross profit margin was primarily due to higher levels of home video sales activity with higher gross margins in Fiscal 1997, compared to Fiscal 1996.

Selling, general and administrative expenses (before consideration of $11.5 million of one time transition costs associated with the redirection of the Company, which are comprised of consulting costs of $4.5 million, information systems changeover costs of $3.5 million, costs associated with the move to the Company's new manufacturing facility in Racine, Wisconsin of $2.4 million, costs associated with the move of the Company's New York corporate headquarters of $0.6 million and other costs of $0.5 million), were $99.9 million for Fiscal 1997, a decrease of $4.6 million from $104.5 million (before giving consideration to one time charges of $38.2 million, comprised of $11.0 million relating to costs associated with new management's plans to resolve certain legal and contractual matters, $9.5 million in consulting fees and other costs, and $17.7 million of expenses related to the acquisition of an equity interest by GP Holding). These reductions were primarily attributable to reductions in selling expenses due to lower sales levels.

Interest income for Fiscal 1997 increased $1.4 million to $5.6 million from $4.2 million for Fiscal 1996. The increase results from higher average cash balances during 1997 due to cash generated towards the end of 1996 which has subsequently been reduced during 1997 to fund operations, previous period restructure expenses and one time transition costs necessary to implement management's plans to change the strategic direction of the Company. The cash increases during 1996 were generated as follows (1) the sale of the Company's Series B Convertible Preferred Stock to GP Holding for an aggregate purchase price of $65.0 million in May 1996, (2) the issuance of Preferred Securities for $115.0 million in August 1996, (3) the sale of the Company's Common Stock for $25.0 million to HC Crown Corporation, an affiliate of Hallmark Cards, Incorporated, in September 1996 and (4) the sale of Penn Corporation for consideration including approximately $14.0 million in cash, partially offset by the Broadway Video Acquisition for $81.0 million in cash in August 1996 and the redemption of the Company's Series A Preferred Stock for $10.0 million in May 1996.

Interest expense (including the distributions on the Preferred Securities), for Fiscal 1997 increased by $7.4 million to $22.0 million, as compared to $14.6 million for Fiscal 1996. The increase in interest expense was primarily due to higher average debt outstanding resulting from the issuance of the Preferred Securities in August 1996. Total average outstanding debt (including the Preferred Securities) increased to $265.0 million for Fiscal 1997, compared to $194.4 million for Fiscal 1996.

The Company did not incur a significant provision or benefit for income taxes in the fiscal period ending December 27, 1997. As such, operations for Fiscal 1997 did not include an income tax benefit from domestic operations as no tax benefit was provided on operating losses. Profitable operating results in subsequent periods will benefit from an income tax rate which will be lower than the statutory rate due to the reinstatement of deferred tax assets for which a valuation allowance was established. The provision for Fiscal 1996 pertained principally to anticipated resolution of outstanding issues from prior years. At December 27, 1997, the

Company had available net operating loss carryforwards of approximately $207.7 million for Federal income tax purposes. In addition the Company had tax credit carryforwards of approximately $4.3 million.

The net loss for Fiscal 1997 was $(49.7) million, or $(2.18) per basic common share, compared to a net loss of $(197.5) million, or $(8.73) per basic common share for Fiscal 1996. Results for Fiscal 1997 include one time transition costs of $11.5 million, and a gain on the disposal of assets of $10.8 million as follows: (i) $10.2 million on the sale of the Cambridge facility, (ii) $0.3 million on the sale of the old Racine plant, and (iii) $0.3 million on the sale of other assets. Results for the eleven months ended December 28, 1996 included one time writedowns and other charges in the consolidated financial statements totaling approximately $132.3 million as follows:

(i)  a restructuring charge totaling $65.7 million including a:

         o $21.5 million loss on sale of disposal of a business resulting from the Company's decision to exit non-core business activities;
         o $24.3 million non-cash charge consisting of: (i) $10.2 million for the write-down of the commercial printing operation to net realizable value to be disposed of in connection with the Company's plan to exit non-core business activities, (ii) $9.6 million for the loss on sale of assets associated with the Company's strategic decision to outsource its information technology department and (iii) $4.5 million for the write-down of assets to net realizable value which have been identified as nonproductive assets as a result of the Company's strategic plan to operate in a new efficient manufacturing facility;
         o        $8.0 million charge for severance related to the above;
         o $3.0 million net realizable value adjustment related to idle facility associated with the Company's game business, which was previously sold;
         o $7.6 million write-off of non-productive assets associated with the termination of customer program initiatives in connection with the strategic redirection of the Company; and
         o $1.3 million for facility exit costs related to a lease termination which were paid in December 1996.

(ii)  a cost of sales adjustment of $25.0 million comprised of:

         o $17.6 million of costs pertaining to the Company's decision to discontinue or replace certain product lines and expeditiously liquidate related inventory and slow moving product; and
         o $7.4 million of other inventory related costs, consisting primarily of licensing and prepublication costs.

(iii) a selling, general and administrative charge of $11.0 million relating to costs associated with management's revised plans to resolve certain legal and contractual matters.

(iv)  adjustments totaling $5.7 million consisting of:

         o        $3.4 million in revenue adjustments; and
         o $2.3 million in operating expenses to establish reserves to resolve differences with customers with a view toward mending and improving the Company's relationships with its customers.

(v) approximately $17.7 million of charges in connection with the sale of a significant equity interest to GP Holding.

(vi)  $7.2 million of other one time charges consisting primarily of:

         o $3.8 million in consulting fees incurred in relation to new management's review of the operations of the Company;
         o        $1.7 million of facility costs; and
         o        other one time miscellaneous charges of $1.7 million.

As of December 27, 1997, $1.6 million of the facility related costs and $4.2 million of the severance have been paid.

ELEVEN MONTHS ENDED DECEMBER 28, 1996 (FISCAL 1996)
COMPARED TO FISCAL YEAR ENDED FEBRUARY 3, 1996 (FISCAL 1995)

Revenues for Fiscal 1996 decreased $112.9 million (30.4%) to $258.4 million (before giving effect to a $3.4 million reserve adjustment to resolve differences with customers with a view towards mending and improving the Company's relationships with its customers), as compared to $371.3 million for Fiscal 1995. Consumer Products Segment revenues decreased $96.4 million (31.3%) to $211.9 million for Fiscal 1996 (before giving effect to the $3.4 million reserve adjustment described above) from $308.3 million for Fiscal 1995. Sales volume declines were experienced across the board with the fourth quarter decreases being consistent with these in the earlier part of the year. Electronic storybook products were sold at significantly reduced prices from Fiscal 1995 resulting in overall price reductions from the prior year. Excluding the impact of electronic storybooks, sales prices increased by 14.4% with the largest increases in the activity books and picture books. Discontinued product lines accounted for $16.0 million in the reduction of sales. Sales at Penn were down $12.3 million, resulting from the continuing decline in popularity of licensed characters which had been introduced in earlier years, the pending loss of the Disney license and increased competition in the marketplace.

Commercial Products segment revenues, comprised of printing services, decreased $20.6 million (32.7%) to $42.4 million for Fiscal 1996 from $63.0 million for Fiscal 1995. The decline is largely attributable to the historically high levels of January revenue which are not included in Fiscal 1996 but were included in Fiscal 1995, and certain reclassifications between business segments.

The Entertainment Segment revenues were $4.1 million since the date of acquisition, August 20, 1996.

Gross Profit decreased $38.3 million (42.6%) to $51.6 million for Fiscal 1996 (before giving consideration to $28.4 million of revenue and cost of sales adjustments described above) from $89.9 million for Fiscal 1995. As a percentage of revenues, the gross profit margin decreased to 20.0% for Fiscal 1996 (before giving consideration to $28.4 million of revenue and cost of sales adjustments described above) as compared to 24.2% for Fiscal 1995. In the Consumer Products Segment, gross profit decreased $34.3 million (42.1%) to $47.1 million for Fiscal 1996 (before giving consideration to $28.4 million of revenue and cost of sales adjustments described above) from $81.4 million for Fiscal 1995. As a percentage of revenues, the Consumer Products Segment gross profit margin decreased to 22.2% for Fiscal 1996 (before giving consideration to $28.4 million of revenue and cost of sales adjustments described above) from 26.4% for Fiscal 1995. The decline in the Consumer Products Segment gross profit margin is mainly attributable to increased levels of royalty cost resulting from changes in the sales mix towards the higher royalties associated with licensed characters' products, and a deterioration in the gross profit margins at Penn which decreased to 12.0% from 22.1%. The liquidation of last-in, first-out ("LIFO") inventory resulted in a decrease to cost of goods sold of $5.2 million which was offset by charges to cost of goods sold of $4.6 million relating to slow moving and obsolete inventory. The Commercial Products Segment gross profit decreased $4.6 million (54.1%) to $3.9 million for Fiscal 1996 from $8.5 million for Fiscal 1995. As a percentage of revenues, the Commercial Products Segment gross profit margin decreased to 9.1% for Fiscal 1996 as compared to 13.5% for Fiscal 1995, primarily due to continuing unfavorable manufacturing variances. The newly established Entertainment Segment had little impact on the consolidated gross profit margin during this period. In Fiscal 1996, as a percentage of revenues, the Entertainment Segment gross profit margin was 15.8%.

Selling, general and administration expenses for Fiscal 1996 decreased $24.4 million (18.9%) to $104.5 million (before giving consideration to one time charges of $38.2 million comprised of $11.0 million relating to costs associated with new management's plans to resolve certain legal and contractual matters, $9.5 million in consulting fees and other costs as described above and $17.7 million of expenses related to the acquisition of an equity interest by GP Holding) from $129.0 million for Fiscal 1995. These reductions were primarily attributable to the shorter fiscal period, reductions in selling expenses due to lower sales levels and the Company's workforce reduction program.

Interest expense for Fiscal 1996 increased by $1.7 million (including $3.6 million related to the distributions on the Preferred Securities) to $14.6 million as compared to $12.9 million for Fiscal 1995. The increase in interest expense for Fiscal 1996 was primarily due to higher average debt outstanding, as the Company completed its private placement of the Preferred Securities on September 9, 1996. Total average outstanding debt increased to $194.4 million in Fiscal 1996 from $152.8 million in Fiscal 1995.

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

The loss for Fiscal 1996 was $197.5 million, or $(8.73) per basic common share compared to a net loss of $67.0 million or $(3.23) per basic common share for fiscal 1995. Results for Fiscal 1996 include restructuring and other charges of a one time nature aggregating $132.3 million, as discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of December 27, 1997, the Company had approximately $95.8 million in working capital, including approximately $57.4 million in cash. Based upon current projections, the continued implementation of management's plan to return the Company's core publishing business to profitability and to re-deploy assets during the next twelve months may require financial resources greater than the Company's current cash position and future cash flow. Accordingly, the Company is currently seeking additional financing. In connection therewith, the Company is presently negotiating for a three year $25 million line of credit ("Line of Credit"), which requires approval from a majority (over 50%) of the holders of the Company's $150 million 7.65% Senior Notes. In the alternative, the Company is also presently negotiating an accounts receivable purchase program for the purchase of up to $30 million of qualified receivables ("Accounts Receivable Purchase Program") at any one time. Management believes that it will be successful in obtaining both the Line of Credit and the Accounts Receivable Purchase Program on acceptable terms. However, there can be no assurance that either the Line of Credit or the Accounts Receivable Purchase Program will be obtained by the Company on acceptable terms. If the Company does not consummate the aforementioned financing arrangements, it may be required to seek equity or other sources of financing. To the extent that the Company finances its requirements through the issuance of additional equity securities, any such issuance would result in dilution of the Common Stock.


Operations for Fiscal 1997, including one time transition costs of $11.5 million associated with the strategic redirection of the Company and payments of restructuring costs accrued during Fiscal 1996 of $4.2 million, utilized cash of approximately $82.3 million compared to cash provided of $94.5 million for Fiscal 1996.

Acquisitions of property, plant and equipment were $20.4 million during Fiscal 1997, as compared to $5.7 million during Fiscal 1996. Additions to the Company's film library were $6.3 million in Fiscal 1997.

Working capital at December 27, 1997 was $95.8 million, as compared to $168.2 million at December 28, 1996. The decrease resulted primarily from cash reductions associated with investment in property, plant and equipment, funding the loss from operations and transition costs associated with the strategic redirection of the Company during Fiscal 1997.

The Company incurred $11.5 million attributable to transition costs in connection with the strategic redirection of the Company during 1997. The Company's plan to change its strategic direction in order to return the core publishing business to profitability originally anticipated incurring $20.5 million in one time transition costs during 1997. Since this announcement the Company has made additional decisions (as described below) which made it impractical for all such transition costs to be incurred during 1997. As a result, the Company expects that approximately $13.0 million of one time transition costs will be incurred during 1998. The major factor impacting this change in timing is management's decision to delay the construction and move of the Company's main operating facility in Racine, Wisconsin, which it expects to be fully operational by May 1998. As of December 27, 1997, the Company maintained sufficient accruals for restructuring costs which are expected to be paid out during 1998. In connection with its move to the new facility, on October 31, 1997, the Company sold the building which had housed its main plant in Racine for net proceeds of approximately $2.4 million.

In connection with the construction of the new manufacturing facility, the Company was awarded low interest loans and other financial incentives valued at $5.0 million by the State of Wisconsin and the City and County of Racine, $3.0 million of which were received during Fiscal 1997.

The Company continued its disposition of non-core assets with the December 1, 1997 sale of its printing operations in Cambridge, Maryland for approximately $20.2 million, the sale of the Racine plant for $2.4 million (described above), and the sale of other assets for approximately $0.1 million.

The Company believes that, based on the carrying value of both certain assets held for sale and inventory to be discontinued or replaced in connection with the Company's strategic actions, it will realize cash proceeds in excess of $10.0 million on the sale of such assets. Such proceeds and cash attributable to the Company's cost savings will be used in connection with the Company's change in strategic focus and other strategic measures.

On September 26, 1997, the Company signed a new license agreement with Disney (the "New Disney License Agreement") (the Company's previous main license agreement with Disney was to have expired on December 31, 1997). The New Disney License Agreement commenced on October 1, 1997 and runs through December 31, 2001, and can be extended under certain conditions for an additional year through December 31, 2002. The book formats covered under the New Disney License Agreement include: coloring books, activity books, Little Golden Books, First Little Golden Books, Look/Look Books, Super Shape Books and Sturdy Shape Books. New formats approved by Disney also may be covered under the New Disney License Agreement. Properties covered under the New Disney License Agreement include Disney classic characters as well as characters from major new Disney branded films released during the term thereof.

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

INDENTURE RESTRICTIONS

The indenture governing the 7.65% Senior Note restricts, under certain circumstances, distributions from Golden Books Publishing to the Company. In addition, the indenture restricts, with customary exceptions, the ability of Golden Books Publishing to place liens on its assets.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries to represent years. Any computer program that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or other miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Since early 1997, the Company has been pursuing a strategy of replacing and updating its information systems in connection with its change in strategic focus. The Company believes that the costs of modifying and replacing those systems which are not Year 2000 compliant will be approximately $10.3 million, of which approximately $5.3 million represents new systems development, which will be capitalized, and approximately $5.0 million represents making existing systems Year 2000 compliant, which will be expensed as incurred. In addition, the Company is discussing with its vendors and customers the possibility of any interface difficulties which may affect the Company. The project is estimated to be completed prior to any anticipated impact on its operating systems. The Company believes that with a modification and replacement strategy the Year 2000 issue will not pose significant conversion problems for its computer systems. However, if this strategy is not completed on a timely basis, the Year 2000 issue could have a material impact on the operations of the Company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which is effective for years beginning after December 15, 1997. FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. FAS 130 requires the Company's foreign currency translation adjustments, which are currently reported in stockholders' (deficit) equity, to be included in other comprehensive income and the disclosure of total comprehensive income. FAS 130 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore, the Company will adopt the new requirements in 1998. Management has not completed its review of FAS 130, but does not anticipate that its adoption will have a material effect on the consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("FAS 131"), which is effective for years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements in 1998. Management has not yet completed its review of FAS 131 but its adoption will not have a material effect on the Company's statement of position or revenues, only on the composition of its reportable segments.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Post-Retirement Benefits" ("FAS 132"), which is effective for years beginning after December 15, 1997. FAS 132 standardizes the disclosure requirements for pension and other post-retirement benefits to the extent practicable, requires additional information on charges in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain disclosure. FAS 132 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements in 1998. Management has not completed its review of FAS 132 but does not anticipate that its adoption will have a material effect on the consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable

ITEM 8.                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report; see
Item 14 of Part IV.

CONSOLIDATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)




                                                               FIRST       SECOND        THIRD       FOURTH
                                                             QUARTER (1) QUARTER (1)  QUARTER (1)  QUARTER (1)
1997
Net sales                                                    $ 65,624     $ 50,445     $ 52,805     $ 73,607
Gross profit                                                   20,815       15,135       15,599       15,774
Net loss (2)                                                   (8,872)     (11,292)     (17,899)     (11,617)
Net loss per common share - basic                                (.41)        (.52)        (.76)        (.51)
Weighted average number of common shares - basic               25,983       26,139       26,489       26,814

1996
Net sales                                                    $ 67,314     $ 72,317     $ 67,308     $ 75,246
Gross profit (loss)                                            20,750       18,749      (11,341)       6,038
Net loss (3)                                                  (10,700)     (24,464)     (96,815)     (70,072)
Net loss per common share - basic                                (.50)       (1.19)       (4.29)       (2.80)
Weighted average number of common shares - basic               21,669       21,980       23,098       25,750



(1) On November 30, 1996, the Company changed its Fiscal year end so as to end on the last Saturday in December. Accordingly, the consolidated quarterly financial information has been restated to reflect the Company's revised quarters follows:


                                    1996
                                    ----
                First Quarter    March 30th
                Second Quarter   June 29th
                Third Quarter    September 28th
                Fourth Quarter   December 28th


(2) Includes gain on disposal of a number of items, mainly the Cambridge facility of $10,209 during the fourth quarter.

(3) Includes a total provision for restructuring and closure of operations of $65,741, of which $40,680 and $25,061 were recognized in the third and fourth quarters, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None noted.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included in the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 12, 1998 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included in the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 12, 1998 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included in the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 12, 1998 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included in the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 12, 1998 and is incorporated herein by reference.


                                    PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1 and 2) Financial Statements. See Index to Consolidated Financial Statements and Schedules which appears on Page F-1 herein.

         (a)(3) Exhibits

3.1*     Restated Certificate of Incorporation of the Registrant dated March
         25, 1998.

3.2 By-laws of the Registrant (incorporated by reference to Exhibit 3.4 to the 1988 Form 10-K).

4.1 Form of certificate for shares of the Registrant's Common Stock (incorporated by reference to Exhibit 4.4 to Registration Statement No. 33-4127).

4.2 Certificate of Designation of the Series B Convertible Preferred Stock dated May 8, 1996 (included in Exhibit 3.1 filed herewith).

4.3 Indenture governing the Golden Books Publishing Company's 7.65% Senior Notes due 2002 (incorporated by reference to Registration Statement 33-51568).

4.4 Certificate of Trust of Golden Book Financing Trust (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement No. 333-14335).

4.5 Amended and Restated Declaration of Trust of Golden Books Financing Trust, dated as of August 20, 1996, among Golden Books Family Entertainment, Inc., as Sponsor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee and Willa M. Perlman and Philip E. Rowley, as Trustees (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarterly period ended August 3, 1996 (the "August 3, 1996 10-Q")).

4.6 Indenture for the 8 3/4% Convertible Debentures, dated as of August 20, 1996, among Golden Books Family Entertainment, Inc., Golden Books Publishing Company, Inc. and The Bank of New York, as Indenture Trustee (incorporated by reference to Exhibit 10.2 of the August 3, 1996 Form 10-Q).

4.7      Form of 8 3/4% Preferred Securities (included in Exhibit A-1 to
         Exhibit 4.4 above).

4.8      Form of 8 3/4% Convertible Debentures (included in Exhibit A to
         Exhibit 4.5 above).

4.9 Preferred Securities Guarantee Agreement, dated as of August 20, 1996, between Golden Books Family Entertainment, Inc., as Guarantor, and The Bank of New York, as Guarantee Trustee (incorporated by reference to Exhibit 10.3 of the August 3, 1996 Form 10-Q).

10.01 Golden Comprehensive Security Program, as amended and restated, effective January 1, 1993 (incorporated by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for Fiscal year 1993 (the "1993 Form 10-K")).

10.02 Golden Retirement Savings Program, as amended and restated, effective as of January 1, 1993 (incorporated by reference to Exhibit 10.53 to the 1993 Form 10-K).

10.03 Amended and Restated 1986 Employee Stock Option Plan (incorporated by reference to Exhibit 10.40 to the 1988 Form 10-K).

10.04 Amendment dated April 11, 1989 to the Amended and Restated 1986 Employee Stock Option Plan (incorporated by reference to Exhibit
         10.56 to the 1990 Form 10-K).

10.05* Golden Books Family Entertainment, Inc. Amended and Restated 1995 Stock Option Plan.

10.06 Western Publishing Company, Inc.'s Executive Medical Reimbursement Plan dated January 1, 1991 (incorporated by reference to Exhibit
         10.73 to the 1991 Form 10-K).

10.07 Registration Rights Agreement, dated August 20, 1996, among Golden Books Financing Trust, Golden Books Family Entertainment, Inc., Golden Books Publishing Company, Inc., Merrill Lynch & Co., Donaldson, Lufkin & Jenrette Securities Corporation and SBC Warburg Inc. (incorporated by reference to Exhibit 10.4 to the August 3, 1996 Form 10-Q).

10.08 Registration Rights Agreement, dated as of September 6, 1996, between Golden Books Family Entertainment, Inc. and H C Crown Corp. (incorporated by reference to Exhibit 10.6 to the August 3, 1996 Form 10-Q).

10.09 Asset Purchase Agreement dated as of July 30, 1996 among Broadway Video Entertainment, L.P., Broadway Video Enterprises, Inc., Lone Ranger Music, Inc., Palladium Limited Partnership, Golden Books Family Entertainment, Inc., Golden Books Publishing Company, Inc., and LRM Acquisition Corp. (incorporated by reference to the Registrant's current report on Form 8-K dated August 29, 1996).

10.10 Amendment No. 1 to Asset Purchase Agreement, dated as of August 20, 1996 among Broadway Video Entertainment, L.P., Broadway Video Enterprises, Inc., Lone Ranger Music, Inc., Palladium Limited Partnership, Golden Books Family Entertainment, Inc., Golden Books Publishing Company, Inc. and LRM Acquisition Corp. (incorporated by reference to Exhibit 10.7 to the August 3, 1996 Form 10-Q).

10.11 Registration Rights Agreement, dated August 20, 1996, between Golden Books Family Entertainment, Inc. and Broadway Video Entertainment, L.P. (incorporated by reference to Exhibit 10.8 the August 3, 1996 Form 10-Q).

10.12 Amended and Restated Non-Recourse Promissory Note, dated as of August 20, 1996, executed by Richard E. Snyder in favor of Golden Books Family Entertainment, Inc. (incorporated by reference to Exhibit
         10.16 to the August 3, 1996 Form 10-Q).

10.13 Amended and Restated Pledge Agreement, dated as of August 20, 1996, executed by Richard E. Snyder (incorporated by reference to Exhibit
         10.18 to the August 3, 1996 Form 10-Q).

10.14 Golden Books Family Entertainment, Inc. Executive Officer Bonus Plan (incorporated by reference to Appendix VII to the 1996 Proxy).

10.15 Amended and Restated Employment Agreement, dated as of August 20, 1996, between Golden Books Family Entertainment, Inc. and Richard E. Snyder (incorporated by reference to Exhibit 10.16 to the August 3, 1996 Form 10-Q).

10.16* Amendment No. 1 to Richard E. Snyder's Amended and Restated Employment Agreement, dated as of September 9, 1997.

10.17 Employment Agreement, dated July 30, 1996, between Golden Books Family Entertainment, Inc. and Eric Ellenbogen (incorporated by reference to Exhibit 10.19 to the August 3, 1996 Form 10-Q).

10.18 Employment Agreement, dated as of July 1, 1996, between Golden Books Family Entertainment, Inc. and Philip E. Rowley (incorporated by reference to Exhibit 10.20 to the August 3, 1996 Form 10-Q).

10.19 Employment Agreement, dated as of May 28, 1996, between Golden Books Family Entertainment, Inc. and Willa M. Perlman (incorporated by reference to Exhibit 10.21 to the August 3, 1996 Form 10-Q).

10.20* Employment Agreement, dated as of July 28, 1997 between Golden Books Publishing Company, Inc. and Richard Collins.

10.21* Industrial Building Lease Agreement dated as of June 23, 1997 between Golden Books Family Entertainment, Inc., and First Industrial Development Services Group, L.P.

10.22 Licensed Book Publishing Agreement between Disney Licensed Publishing and Golden Books Publishing Company, Inc., dated September 26, 1997 (incorporated by reference to exhibit 10.01 to the 10-Q/A filed on November 17, 1997).

10.23 Warrant Agreement between Golden Books Family Entertainment, Inc. and Disney Enterprises, Inc., dated September 26, 1997 (incorporated by reference to exhibit 10.02 to the 10-Q/A filed on November 17, 1997).


21.1*    List of Subsidiaries.

23.1*    Consent of Ernst & Young LLP, Independent Auditors

23.2*    Consent of Deloitte & Touche LLP, Independent Auditors

27.1*    Financial Data Schedule.

99.1 Undertaking incorporated by reference into certain registration statements on Form S-8 of the Registrant (incorporated by reference to Exhibit 99.4 to the 10-K for the year February 3, 1996).




*     Filed electronically herewith.

(b)      Reports on Form 8-K filed during the last two months ended December
         28, 1996:

Form 8-K, dated October 1, 1997.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 24, 1998          GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.


                          /s/ Richard. E. Snyder
                        ---------------------------
                        Richard E. Snyder
                        Chairman of the Board of Directors and
                        Chief Executive Officer



                          /s/ Philip E. Rowley
                        ---------------------------
                        Philip E. Rowley
                        Executive Vice President and Chief Financial Officer (principal financial and accounting officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


Name                                  Title                                                  Date
----                                  -----                                                  ----
/s/ Richard E. Snyder                 Chairman of the Board and Chief Executive Officer      March 24, 1998
--------------------
Richard E. Snyder



/s/ Eric Ellenbogen                   Executive Vice President and Director                  March 24, 1998
--------------------
Eric Ellenbogen




/s/ Shahara Ahmad-Llewellyn           Director
---------------------------
Shahara Ahmad-Llewellyn                                                                      March 24, 1998




/s/ Linda L. Janklow                  Director                                               March 24, 1998
--------------------
Linda L. Janklow








                                      Director
/s/ Marshall Rose                                                                            March 24, 1998
---------------------------
Marshall Rose




/s/ John L. Vogelstein                Director                                               March 24, 1998
---------------------------
John L. Vogelstein



/s/ David A. Tanner                   Director                                               March 24, 1998
---------------------------
David A. Tanner



/s/ H. Brian Thompson                 Director                                               March 24, 1998
---------------------------
H. Brian Thompson

              GOLDEN BOOKS FAMILY ENTERTAINMENT AND SUBSIDIARIES
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                                         Page
                                                                                         ----

Report of Independent Auditors ........................................................   F-2


Independent Auditors' Report ..........................................................   F-3


Consolidated Financial Statements:

Consolidated Balance Sheets at December 27 , 1997 and December 28, 1996................   F-4

Consolidated Statements of Operations for the year ended December 27, 1997,
the eleven months ended December 28, 1996 and the year ended February 3, 1996..........   F-6

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the year ended
December 27, 1997, the eleven months ended December 28, 1996 and the year ended
February 3, 1996 ......................................................................   F-7

Consolidated Statements of Cash Flows for the year ended December 27, 1997,
the eleven months ended December 28, 1996 and the year ended February 3, 1996 .........   F-8

Notes to Consolidated Financial Statements ............................................  F-10

Schedule I - Condensed Financial Information of Registrant ............................   S-1

Schedule II - Valuation and Qualifying Accounts .......................................   S-4


All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the consolidated financial statements or the notes thereto.

                        Report of Independent Auditors

To the Board of Directors and Stockholders
Golden Books Family Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Golden Books Family Entertainment, Inc. and Subsidiaries as of December 27, 1997 and December 28, 1996, and the consolidated statements of operations, stockholders' (deficit) equity and cash flows for the year ended December
27, 1997 and the period from February 4, 1996 to December 28, 1996. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Books Family Entertainment, Inc. and Subsidiaries at December 27, 1997 and December 28, 1996, and the consolidated results of their operations and their cash flows for the year ended December 27, 1997 and the period from February 4, 1996 to December 28, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                             ERNST & YOUNG LLP


New York, New York
March 24, 1998

Independent Auditors' Report

To the Board of Directors and Stockholders
Golden Books Family Entertainment, Inc.

We have audited the consolidated statement of operations, stockholders' equity (deficit) and cash flows of Golden Books Family Entertainment, Inc. and Subsidiaries (formerly Western Publishing Group, Inc. and Subsidiaries) for the year ended February 3, 1996. Our audit also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects results of their operations and their cash flows for the year ended February 3, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly in all material respects the information required to be set forth therein.



                                                         DELOITTE & TOUCHE LLP


Milwaukee, Wisconsin
April 2, 1996

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)



ASSETS
                                                                                 DECEMBER 27, DECEMBER 28,
CURRENT ASSETS                                                                       1997       1996
                                                                                     ----       ----
Cash and cash equivalents                                                         $ 57,411   $139,686
Accounts receivable                                                                 51,153     41,415
Inventories                                                                         34,659     27,608
Royalty advances                                                                    10,416      5,239
Refundable income taxes                                                              1,781      1,781
Net assets held for sale                                                             9,873     19,779
Other current assets                                                                 5,053      5,365
                                                                                  --------   --------

Total current assets                                                               170,346    240,873
                                                                                  --------   --------

OTHER ASSETS
Deposits                                                                             3,497          -
Accounts receivable - long term                                                      3,207      1,001
Other noncurrent assets                                                             13,629      8,102
                                                                                  --------   --------

Total other assets                                                                  20,333      9,103
                                                                                  --------   --------

PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation and amortization
of $39,620 as of December 27, 1997 and $40,672 as of December 28, 1996              38,256     27,504



FILM LIBRARY, net of accumulated amortization of $4,364 as of December 27, 1997
and $1,082 as of December 28, 1996                                                  63,638     60,668


GOODWILL, net of accumulated amortization of $1,605 as of December 27, 1997
and $405 as of December 28, 1996                                                    30,591     29,087

                                                                                  --------   --------

TOTAL ASSETS                                                                      $323,164   $367,235
                                                                                  ========   ========






See notes to consolidated financial statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                  DECEMBER 27,  DECEMBER 28,
                                                                       1997        1996
                                                                       ----        ----
CURRENT LIABILITIES
Accounts payable                                                    $  21,454    $  15,655
Accrued compensation and fringe benefits                                5,887        5,787
Other current liabilities                                              47,225       51,221
                                                                    ---------    ---------

Total current liabilities                                              74,566       72,663
                                                                    ---------    ---------

NONCURRENT LIABILITIES
Long term debt                                                        149,897      149,862
Accumulated post-retirement benefit obligation                         29,365       28,787
Deferred compensation and other deferred liabilities                   19,938       25,072
                                                                    ---------    ---------

Total noncurrent liabilities                                          199,200      203,721
                                                                    ---------    ---------

GUARANTEED PREFERRED BENEFICIAL INTERESTS
IN THE COMPANY'S AND GOLDEN BOOKS PUBLISHING
COMPANY, INC.'S CONVERTIBLE DEBENTURES                                110,707      110,488



STOCKHOLDERS' DEFICIT:
  Convertible Preferred Stock - Series B, 13,000 shares authorized,
   no par value, 13,000 shares issued and outstanding;                 65,000       65,000

  Common Stock, $.01 par value, 60,000,000 shares authorized,
   26,887,313 and 25,964,711 shares issued as of
   December 27, 1997 and December 28, 1996, respectively                  269          259
  Additional paid in capital                                          128,533      120,376
  Accumulated deficit                                                (250,791)    (201,111)
  Cumulative translation adjustments                                   (1,498)      (1,339)
                                                                    ---------    ---------
                                                                      (58,487)     (16,815)
  Less cost of Common Stock in treasury - 208,800 shares                2,822        2,822
                                                                    ---------    ---------

  Total common stockholders' deficit                                  (61,309)     (19,637)
                                                                    ---------    ---------


  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $ 323,164    $ 367,235
                                                                    =========    =========



See notes to consolidated financial statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                  ELEVEN
                                                                  MONTHS
                                                    YEAR ENDED     ENDED      YEAR ENDED
                                                    DECEMBER 27, DECEMBER 28, FEBRUARY 3,
                                                       1997         1996         1996
                                                       ----         ----         ----
REVENUES:
  Net sales                                          $ 242,481    $ 254,046    $ 369,572
  Royalties and other income                             1,080          959        1,722
                                                     ---------    ---------    ---------

Total revenues                                         243,561      255,005      371,294
                                                     ---------    ---------    ---------

COSTS AND EXPENSES:
  Cost of sales                                        176,238      231,792      281,392
  Selling, general and administrative                  111,307      142,721      129,020
  Restructuring plan, net of gains on sale of assets   (10,786)      65,741        6,701
                                                     ---------    ---------    ---------

  Total costs and expenses                             276,759      440,254      417,113
                                                     ---------    ---------    ---------

LOSS BEFORE INTEREST INCOME,
  DISTRIBUTIONS ON GUARANTEED PREFERRED
  BENEFICIAL INTERESTS IN THE COMPANY'S
  AND GOLDEN BOOKS PUBLISHING COMPANY,
  INC.'S CONVERTIBLE DEBENTURES, INTEREST
  EXPENSE, AND PROVISION FOR INCOME TAXES              (33,198)    (185,249)     (45,819)






INTEREST INCOME                                          5,579        4,235        2,963

DISTRIBUTIONS ON GUARANTEED PREFERRED
 BENEFICIAL INTERESTS IN THE COMPANY'S
 AND GOLDEN BOOKS PUBLISHING COMPANY,
 INC.'S CONVERTIBLE DEBENTURES                         (10,282)      (3,597)           -




INTEREST EXPENSE                                       (11,742)     (10,999)     (12,859)
                                                     ---------    ---------    ---------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (49,643)    (195,610)     (55,715)

PROVISION FOR INCOME TAXES                                  37        1,893       11,332
                                                     ---------    ---------    ---------

NET LOSS                                             $ (49,680)   $(197,503)   $ (67,047)
                                                     =========    =========    =========


NET LOSS PER BASIC COMMON SHARE                      $   (2.18)   $   (8.73)   $   (3.23)
                                                     =========    =========    =========





See notes to consolidated financial statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
TWO YEARS AND ELEVEN MONTHS ENDED DECEMBER 27, 1997
(In Thousands Except for Shares and Per Share Data)
-------------------------------------------------------------------------------

                                                                                                         CONVERTIBLE
                                                                      COMMON STOCK            PREFERRED STOCK - SERIES B
                                                                 -------------------------- -------------------------------
                                                                  SHARES         AMOUNT      SHARES            AMOUNT
                                                                 -------------- ----------- -------------  ----------------
Balances, January 28, 1995                                          21,232,074       $ 212             -               $ -

Net loss                                                                     -           -             -                 -
Dividends on Preferred Stock - Series A - $42.50 per share                   -           -             -                 -
Exercise of stock options                                               44,000           1             -                 -
Issuance of Common Stock                                               599,465           6             -                 -
Translation adjustments                                                      -           -             -                 -
                                                                 -------------- ----------- -------------  ----------------

Balances, February 3, 1996                                          21,875,539         219             -                 -

Net loss                                                                     -           -             -                 -
Issuance of Preferred Stock - Series B                                       -           -        13,000            65,000
Dividends on Preferred Stock - Series A - $42.50                             -           -             -                 -
Common Stock issued as dividend on Preferred Stock - Series B          390,000           4             -                 -
Exercise of stock options                                              356,599           3             -                 -
Issuance of Common Stock                                             3,342,573          33             -                 -
Translation Adjustment                                                       -           -             -                 -
                                                                 -------------- ----------- -------------  ----------------

Balances, December 28, 1996                                         25,964,711         259        13,000            65,000


Net loss                                                                     -           -             -                 -
Common Stock issued as dividend on Preferred Stock - Series B          780,000           8             -                 -
Exercise of stock options                                              142,602           2             -                 -
Issuance of Warrants                                                         -           -             -                 -
Translation Adjustment                                                       -           -             -                 -
                                                                 -------------- ----------- -------------  ----------------

Balances, December 27, 1997                                         26,887,313       $ 269        13,000          $ 65,000
                                                                 ============== =========== =============  ================

                     (RESTUBBED TABLE CONTINUED FROM ABOVE)




                                                                    ADDITIONAL       NOTE RECEIVABLE      RETAINED    CUMULATIVE
                                                                     PAID-IN          FROM SALE OF        EARNINGS    TRANSLATION
                                                                     CAPITAL          COMMON STOCK        (DEFICIT)   ADJUSTMENTS
                                                                 -----------------  ----------------- -------------- -------------
Balances, January 28, 1995                                               $ 80,914                $ -       $ 64,287      $ (1,797)

Net loss                                                                        -                  -        (67,047)            -
Dividends on Preferred Stock - Series A - $42.50 per share                      -                  -           (848)            -
Exercise of stock options                                                     516                  -              -             -
Issuance of Common Stock                                                    5,614             (4,796)             -             -
Translation adjustments                                                         -                  -              -           128
                                                                 -----------------  ----------------- -------------- -------------

Balances, February 3, 1996                                                 87,044             (4,796)        (3,608)       (1,669)

Net loss                                                                        -                  -       (197,503)
Issuance of Preferred Stock - Series B                                     (6,248)                 -              -             -
Dividends on Preferred Stock - Series A - $42.50                             (221)                 -              -             -
Common Stock issued as dividend on Preferred Stock - Series B                  (4)                 -              -             -
Exercise of stock options                                                   3,883                  -              -             -
Issuance of Common Stock                                                   35,922              4,796              -             -
Translation Adjustment                                                          -                  -              -           330
                                                                 -----------------  ----------------- -------------- -------------

Balances, December 28, 1996                                               120,376                  0       (201,111)       (1,339)


Net loss                                                                        -                  -        (49,680)            -
Common Stock issued as dividend on Preferred Stock - Series B                  (8)                 -              -             -
Exercise of stock options                                                   1,554                  -              -             -
Issuance of Warrants                                                        6,611                  -              -             -
Translation Adjustment                                                          -                  -              -          (159)
                                                                 -----------------  ----------------- -------------- -------------

Balances, December 27, 1997                                             $ 128,533                $ -     $ (250,791)     $ (1,498)
                                                                 =================  ================= ============== =============

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)



                                                                  TREASURY STOCK
                                                             ---------------------------
                                                                SHARES        AMOUNT
                                                             -------------- ------------
Balances, January 28, 1995                                         208,800      $ 2,822

Net loss                                                                 -            -
Dividends on Preferred Stock - Series A - $42.50 per share               -            -
Exercise of stock options                                                -            -
Issuance of Common Stock                                                 -            -
Translation adjustments                                                  -            -
                                                             -------------- ------------

Balances, February 3, 1996                                         208,800        2,822

Net loss
Issuance of Preferred Stock - Series B                                   -            -
Dividends on Preferred Stock - Series A - $42.50                         -            -
Common Stock issued as dividend on Preferred Stock - Series B            -            -
Exercise of stock options                                                -            -
Issuance of Common Stock                                                 -            -
Translation Adjustment                                                   -            -
                                                             -------------- ------------

Balances, December 28, 1996                                        208,800        2,822


Net loss                                                                 -            -
Common Stock issued as dividend on Preferred Stock - Series B            -            -
Exercise of stock options                                                -            -
Issuance of Warrants                                                     -            -
Translation Adjustment                                                   -            -
                                                             -------------- ------------

Balances, December 27, 1997                                        208,800      $ 2,822
                                                             ============== ============






See notes to consolidated financial
statements.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)




                                                                                                           ELEVEN MONTHS
                                                                              YEAR ENDED       ENDED        YEAR ENDED
                                                                              DECEMBER 27,  DECEMBER 28,    FEBRUARY 3,
                                                                                 1997          1996            1996
                                                                                 ----          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $ (49,680)     $(197,503)     $ (67,047)
   Adjustments to reconcile net loss to net
   cash (used in) provided by operating activities:

     Depreciation and amortization                                               6,732         12,534         13,963
     Amortization of intangibles                                                 4,482          1,487          2,032
     Provision for losses on accounts receivable                                 3,608          5,719          1,440
     Restructuring, net of gains on sale of assets                             (10,786)        63,917            (46)
     Other non-cash charges associated with the
      redirection of the Company                                                     -         39,450              -
     Non-cash compensation expenses                                                  -         14,335              -
     Gains on sale of equipment                                                      -            (98)          (339)
     Other                                                                           -          1,439          2,935
     Changes in assets and liabilities, net
      of effect of acquisition and dispositions:
       (Increase) decrease in accounts receivable                              (15,392)         1,001         20,451
       (Increase) decrease in inventories                                       (7,051)        27,432         22,550
       Decrease in net assets held for sale                                      1,755          1,628              -
       Decrease in refundable income taxes                                           -          1,463          2,614
       (Increase) decrease in other current assets and
        royalty advances                                                        (3,215)        (3,600)         2,125
       Increase (decrease) in accounts payable                                   3,199         (5,916)           539
       Increase (decrease) in accrued compensation and
        fringe benefits                                                            100            143           (696)
       Increase in deferred income taxes                                             -              -         13,886
       Other                                                                   (12,970)        17,149        (13,552)
                                                                             ---------      ---------      ---------

       Net cash (used in) provided by operating
       activities
                                                                               (79,218)       (19,420)           855


CASH FLOWS FROM INVESTING ACTIVITIES:
   Broadway Video acquisition                                                        -        (81,000)             -
   Investment in joint venture                                                       -         (2,250)             -
   Deposits                                                                     (3,497)             -              -
   Acquisitions of property, plant and equipment                               (20,386)        (5,739)       (17,921)
   Additions to Film Library                                                    (6,348)             -              -
   Proceeds from streamlining plan                                                   -            661          8,252
   Proceeds from sale of assets                                                 22,712         14,535              -
   Other                                                                             -            229            916
                                                                             ---------      ---------      ---------

            Net cash used in investing activities                               (7,519)       (73,564)        (8,753)

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(IN THOUSANDS)



                                                                                       ELEVEN MONTHS
                                                                         YEAR ENDED        ENDED
                                                                         DECEMBER 27,    DECEMBER 28,      FEBRUARY 3,
                                                                            1997            1996             1996
                                                                            ----            ----             ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Guaranteed
      Preferred Beneficial Interests in
      the Company's and Golden Books
      Publishing Company, Inc.'s
      Convertible Debentures                                                    -          115,000                -
   Issuance costs of Guaranteed Preferred
      Beneficial Interests in the Company's
      and Golden Books Publishing Company,
      Inc.'s Convertible Debentures                                             -           (4,579)               -
   Proceeds from Municipal Government Grants                                3,000                -                -
   Repayments under Credit Agreement                                            -                -          (32,000)
   Proceeds from issuance of Preferred Stock - Series B                         -           65,000                -
   Issuance costs of Preferred Stock - Series B                                 -           (6,248)               -
   Redemption of Preferred Stock - Series A                                     -           (9,985)               -
   Proceeds from sale of Common Stock                                       1,556           28,886              517
   Dividends paid on Preferred Stock - Series A                                 -             (646)               -
   Other                                                                        -              (74)            (768)
                                                                        ---------        ---------        ---------
   Net cash provided by (used in) financing activities                      4,556          187,354          (32,251)
                                                                        ---------        ---------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (94)              93              (34)
                                                                        ---------        ---------        ---------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                                               (82,275)          94,463          (40,183)


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              139,686           45,223           85,406
                                                                        ---------        ---------        ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $  57,411        $ 139,686        $  45,223
                                                                        =========        =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest and distribution on Guaranteed Preferred
     Beneficial Interests in the Company's and
      Golden Books Publishing Company, Inc.'s
      Convertible Debentures                                            $  21,553        $  13,992        $  11,893
                                                                        =========        =========        =========
     Income taxes, net of refunds received                              $    (416)       $    (319)       $  (5,465)
                                                                        =========        =========        =========
   Non-cash activity:
     Issuance of warrants in connection with Disney
        License Agreement                                               $   6,611        $       -        $       -
                                                                        =========        =========        =========


See notes to consolidated financial statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997




1. Nature of Business and Organization

Golden Books Family Entertainment, Inc. and Subsidiaries (the "Company") publishes, produces, licenses and markets an extensive range of children's and family related entertainment products throughout all media through its Children's and Adult Publishing, Golden Books Entertainment Group and Commercial Printing Divisions.

The Company, through its Children's and Adult Publishing divisions, creates, publishes and markets an extensive range of children's and family entertainment products, including "Little Golden Books" and other storybooks, coloring / activity books, electronic storybooks, puzzles, educational workbooks, reference books and novelty book formats. The Company has published its flagship product line, "Little Golden Books", for over 50 years.

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

The Company's Golden Books Entertainment Group ("Golden Books Entertainment") division was established in August 1996, upon the acquisition from Broadway Video Entertainment, L.P. ("BVELP") of an extensive library of character-based family entertainment properties. The Golden Books Entertainment division's library is comprised of copyrights, distribution rights, trademarks and licenses relating to characters, television programs and motion pictures, both animation and live action, and includes individual specials and multiple episode series.

On May 8, 1996, the Company effected a reorganization of certain of its subsidiaries (the "Reorganization"). First, the Company conveyed to Golden Books, Inc. ("GB"), a Delaware corporation and wholly owned subsidiary of the Company, (i) all of the issued and outstanding shares of capital stock of Penn Corporation ("Penn") and (ii) all of the issued and outstanding shares of capital stock of Western Publishing. Immediately thereafter, the Company caused GB to merge with and into Western Publishing. In connection with the Reorganization, the Company, Western Publishing and GB entered into a First Supplemental Indenture, dated as of May 8, 1996, with Marine Midland Bank, a New York banking and trust company, as Successor Trustee, pursuant to which Western Publishing (the name of which was subsequently changed to Golden Books Publishing) was substituted for the Company as obligor with respect to the 7.65% Senior Notes due 2002 originally issued by the Company (see Note 11).

2. LIQUIDITY

As of December 27, 1997, the Company had approximately $95.8 million in working capital, including approximately $57.4 million in cash. The continued implementation of management's plan to return the Company's core publishing business to profitability and to re-deploy assets (the "Plan") during the next twelve months may require financial resources greater than the Company's current cash position and future cash flow. Accordingly, the Company is currently seeking additional financing. In connection therewith, the Company is presently negotiating for a three year $25 million line of credit ("Line of Credit"), which requires approval from 50% of the holders of the Company's $150 million 7.65% Senior Notes. In the alternative, the Company is also presently negotiating an accounts receivable purchase program for the purchase of up to $30 million of receivables ("Accounts Receivable Purchase Program") at any one time. Management believes that they will be successful in obtaining both the Line of Credit and the Accounts Receivable Purchase Program. However, there can be no assurance that the Line of Credit or the Accounts Receivable Purchase Program will be obtained on acceptable terms. If the Company does not consummate the aforementioned financing arrangements, it may be required to seek equity or other sources of financing. To the extent

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)


2. Liquidity (cont'd)

that the Company finances its requirements through the issuance of additional equity securities, any such issuance would result in dilution of the Common Stock.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and all its wholly owned subsidiaries. The consolidated financial statements of the Company include the operations of Golden Books Entertainment from the date of its acquisition on August 20, 1996. The results of Golden Books Financing Trust (the "Trust") are included in the Company's consolidated financial statements since its inception on August 20, 1996. The Trust, which is the issuer of 8 3/4% Guaranteed Preferred Beneficial Interests in the Company's and Golden Books Publishing's Convertible Debentures (the "Preferred Securities"), is wholly owned by the Company, has no independent operations and its assets consist solely of the 8 3/4% Convertible Debentures due 2016 of the Company and Golden Books Publishing (see Note 12). All material intercompany items and transactions have been eliminated.

Certain prior years' amounts have been reclassified to conform with the current year's presentation.

CHANGE IN YEAR END

On November 30, 1996, the Company changed its Fiscal year so as to end on the last Saturday of December in each year. Accordingly, the accompanying consolidated financial statements present the financial position of the Company as of December 27, 1997 and December 28, 1996, and the results of its operations, stockholders' (deficit) equity and cash flows for the year ended December 27, 1997, the eleven months ended December 28, 1996 and the year ended February 3, 1996.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt investments purchased with maturities of three months or less to be cash equivalents. Cash equivalents consist of investments in high grade commercial paper. Accordingly, these investments are subject to minimal credit and market risk. At December 27 , 1997 and December 28, 1996, all of the Company's cash equivalents are classified as held to maturity and their carrying amounts approximate fair value.

INCOME TAXES

The Company accounts for income taxes in accordance with the liability method. Under this method, deferred income taxes are provided for differences between the book and tax bases of the Company's assets and liabilities.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)




3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to provision for returns and other sales allowances, doubtful accounts, slow moving and obsolete inventories, reserve for royalty guarantees and advances, film forecast ultimates, long-term asset impairments, net assets held for sale and taxes.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and depreciated / amortized on the straight-line method over the following estimated useful lives:

CLASSIFICATION                                           ESTIMATED LIFE (YEARS)
--------------                                           ----------------------
Buildings and improvements                                        10 - 40
Machinery and equipment                                            3 - 10

Expenditures which significantly increase the value or extend the useful lives of assets are capitalized, while maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation / amortization of assets, replaced, retired or disposed of are eliminated from their respective property, plant and equipment accounts, and any gain or loss is reflected in consolidated statements of operations.

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

PER SHARE DATA

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the FAS 128 requirements.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net loss per common share for the year ended December 27, 1997, the eleven months ended December 28, 1996 and the year ended February 3, 1996 is based on the net loss for the period plus preferred dividend requirements divided by the weighted average number of basic common shares outstanding. Shares issuable upon the exercise of all common stock equivalents consisting primarily of stock options and warrants are not included in the computations since their effect is antidilutive (see Note 21).

INVENTORIES

Inventories are valued at the lower of cost or market value. Cost is determined by the last-in, first-out ("LIFO") method for substantially all domestic inventories. Inventories of international operations are valued using the first-in, first-out method. At December 27, 1997 and December 28, 1996, approximately 89% and 85%, respectively, of total inventories were valued under the LIFO method.

DEPOSITS

The Company has placed approximately $3.5 million in Certificates of Deposit to collateralize lease obligations associated with the Company's new corporate headquarters located in New York City.

FOREIGN CURRENCY TRANSLATION

Foreign currency assets and liabilities are translated into United States dollars at end of period rates of exchange, and income and expense accounts are translated at the weighted average rates of exchange for the period. The gains and losses resulting from the translation adjustments have been accumulated as a separate component of common stockholders' (deficit) equity.

ADVERTISING COSTS

The Company expenses advertising costs related to its publishing operations as they are incurred. Advertising expenses for the year ended December 27, 1997, the eleven month period ended December 28, 1996, and the year ended February 3, 1996, amounted to approximately $3.6 million, $1.0 million and $4.1 million, respectively.

FILM LIBRARY

Film library consists of the costs of acquiring the film library, costs of additional licenses and television production costs, which are stated at the lower of unamortized costs or net realizable value. The costs are being amortized using the film-forecast method which amortizes such costs in the same ratio that current revenues bear to anticipated total revenues. Under this method, the useful lives do not exceed 20 years in duration. The liabilities for various profit participations and residuals are accrued in the proportion which revenue for a period bears to ultimate revenue.

GOODWILL AND LONG LIVED ASSETS

Goodwill at December 27, 1997 and December 28, 1996, consists of the cost in excess of net assets acquired in connection with the acquisition of substantially all the assets of BVELP, which is being amortized on a straight-line basis over a 25-year period (see Note 14).

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)




3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

It is the Company's policy to account for goodwill at the lower of amortized cost or estimated realizable value. As part of an ongoing review of the valuation and amortization of goodwill and long lived assets of the Company and its subsidiaries, management assesses the carrying value of goodwill and long lived assets if facts and circumstances suggest that there may be impairment. If this review indicates that goodwill and long lived assets will not be recoverable as determined by a non-discounted cash flow analysis of the operating results over the remaining amortization period, the carrying value of the goodwill and long lived assets would be reduced to estimated realizable value.

REPORTING COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which is effective for years beginning after December 15, 1997. FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. FAS 130 requires the Company's foreign currency translation adjustments, which are currently reported in stockholders' (deficit) equity, to be included in other comprehensive income and the disclosure of total comprehensive income. FAS 130 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore, the Company will adopt the new requirements in 1998. Management has not completed its review of FAS 130, but does not anticipate that its adoption will have a material effect on the consolidated financial statements.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("FAS 131"), which is effective for years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements in 1998. Management has not yet completed its review of FAS 131 but its adoption will not have a material effect on the Company's statement of position or revenues, only on the composition of its reportable segments.

EMPLOYER'S DISCLOSURE ABOUT PENSIONS AND OTHER POST-RETIREMENT BENEFITS

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Post-Retirement Benefits" ("FAS 132"), which is effective for years beginning after December 15, 1997. FAS 132 standardizes the disclosure requirements for pension and other post-retirement benefits to the extent practicable, requires additional information on charges in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain disclosure. FAS 132 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements in 1998. Management has not completed its review of FAS 132 but does not anticipate that its adoption will have a material effect on the consolidated financial statements.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)

4. STRATEGIC DIRECTION OF THE COMPANY

On May 8, 1996, the Company completed the sale of a significant equity interest to Golden Press Holding LLC ("GP Holding"), a Delaware limited liability company owned by Richard E. Snyder, Barry Diller and Warburg, Pincus Ventures, L.P. The Company issued to GP Holding, for an aggregate purchase price of $65.0 million, (i) 13,000 shares of the Company's Series B Convertible Preferred Stock, no par value (the "Series B Preferred Stock"), each of which shares is convertible into shares of the Company's common stock, par value $.01 per share ("Common Stock"), at an initial conversion price of $10 per share, and (ii) a warrant to purchase 3,250,000 shares of Common Stock at an initial exercise price of $10 per share (the "GPH Transaction"). Net proceeds associated with the transaction were $58.8 million, after giving effect to $6.2 million of transaction costs. Net proceeds were partially used to retire approximately $10.0 million of Series A Preferred Stock, no par value (the "Series A Preferred Stock"), at its face amount plus $0.7 million of related accrued dividends, in addition to payments of approximately $3.4 million of severance and transition costs.

On January 31, 1996, the Company entered into an interim employment agreement (the "Interim Employment Agreement") with Richard E. Snyder, whereby Mr. Snyder became President of the Company. Pursuant to the Interim Employment Agreement, the Company issued 599,465 shares of Common Stock (the "Snyder Incentive Stock") to Mr. Snyder at a price of $8 per share in exchange for a non-recourse note in the amount of the purchase price secured by a pledge of the shares. On May 8, 1996, the Interim Employment Agreement was superseded by a five-year employment agreement (the "Employment Agreement") pursuant to which Mr. Snyder was entitled to receive annual compensation of $500,000 and received options to acquire 1,113,293 shares of Common Stock at a price of $12.81 per share (the "Snyder Option"), as well as special bonuses based on the market price of the Common Stock, supplemental retirement benefits, post-retirement medical benefits and certain other benefits. Accordingly, the Company recorded a charge of approximately $12.8 million in costs associated with the Employment Agreement which is included in the consolidated statements of operations for the eleven months ended December 28, 1996. In connection with the offering of the Preferred Securities (see Note 12), the Broadway Video Acquisition (as hereinafter defined, see Note 14) and the Hallmark Transaction (as hereinafter defined, see Note 16), and in accordance with the anti-dilution provisions of the Employment Agreement, the Company issued 84,987 additional shares of Snyder Incentive Stock in exchange for a non recourse note in the amount of the purchase price, increased by 157,796 the number of shares exercisable under the Snyder Option and adjusted the special bonuses provided for in the Employment Agreement. Accordingly, the Company recorded an additional charge of approximately $1.5 million which is included in the consolidated statements of operations for the eleven months ended December 28, 1996. On September 9, 1997, the Employment Agreement was subsequently amended whereby Mr. Snyder's annual compensation was increased and his term of employment was extended to May 8, 2003.

During 1997, the Company continued its disposition of non-core assets with the sale of its printing operations in Cambridge, Maryland, the sale of the building which had housed its main plant in Racine, and disposals of other assets. On December 1, 1997, the Cambridge commercial printing operation was sold to Mail-Well Inc. ("Mail-Well") for approximately $20.2 million in cash, subject to a working capital adjustment which resulted in a gain of approximately $10.2 million recorded in the consolidated statement of operations for the year ended December 27, 1997. Additionally, the sales of the Racine plant and other assets each resulted in gains of $0.3 million for the year ended December 27, 1997. In connection with the Company's strategic plan, the Company incurred approximately $11.5 million in one time transition costs during 1997 consisting of: (i) $3.1 million of moving costs associated with new facilities, (ii) $3.5 million for outsourcing of the information

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)

4. STRATEGIC DIRECTION OF THE COMPANY (CONTINUED)

technology department, (iii) $4.5 million in consulting services associated with implementing the strategic plan, and (iv) $0.4 million in other costs.

As part of management's plan to return the Company's core publishing business to profitability and to re-deploy assets, new management took a number of strategic actions and accordingly, made decisions with respect to certain of the Company's assets, writedowns and other charges in the consolidated financial statements for the eleven months ending December 28, 1996 totaling approximately $132.3 million as follows:

(i) a restructuring charge totaling $65.7 million including a:

         o $21.5 million loss on sale of disposal of a business resulting from the Company's decision to exit non-core business activities;
         o $24.3 million non-cash charge consisting of: i) $10.2 million for the write-down of the commercial printing operation to net realizable value to be disposed of in connection with the Company's plan to exit non-core business activities, ii) $9.6 million for the loss on sale of assets associated with the Company's strategic decision to outsource its information technology department, and iii) $4.5 million for the write-down of assets to net realizable value which have been identified as nonproductive assets as a result of the Company's strategic plan to operate in a new efficient manufacturing facility;
         o        $8.0 million charge for severance related to the above;
         o $3.0 million net realizable value adjustment related to an idle facility associated with the Company's game business, which was previously sold;
         o $7.6 million write-off of non-productive assets associated with the termination of customer program initiatives in connection with the strategic redirection of the Company;
                  and
         o $1.3 million for facility exit costs related to lease terminations which were paid in December 1996.

(ii) a cost of sales adjustment of $25.0 million comprised of:

         o $17.6 million of costs pertaining to the Company's decision to discontinue or replace certain product lines and expeditiously liquidate related inventory and slow moving product;
         o $7.4 million of other inventory related costs, consisting primarily of licensing and prepublication costs.

(iii) a selling, general and administrative charge of $11.0 million relating to costs associated with management's revised plans to resolve certain legal and contractual matters

(iv)  adjustments totaling $5.7 million consisting of:

         o        $3.4 million in revenue adjustments; and
         o $2.3 million in operating expenses to establish reserves to resolve differences with customers with a view toward mending and improving the Company's relationships with its customers.

(v) approximately $17.7 million of charges in connection with the sale of a significant equity interest to GP Holding.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)

4. STRATEGIC DIRECTION OF THE COMPANY (CONTINUED)


(vi) $7.2 million of other one time charges consisting primarily of:

         o $3.8 million in consulting fees incurred in relation to new management's review of the operations of the Company;
         o        $1.7 million of facility costs;
         o        other one time miscellaneous charges of $1.7 million.

As of December 27, 1997, $1.6 million of the facility related costs and $4.2 million of the severance have been paid.

5. PRIOR PERIOD'S RESTRUCTURING

During the year ended February 3, 1996, the Company recorded an approximate $6.7 million provision for restructuring and closure of operations in a further effort to reduce its operating cost structure and improve future operating results, and to reflect the costs incurred in connection with the termination of a previously announced transaction to sell a significant interest in the Company. The provision includes a non-cash charge of approximately $2.0 million and consists of the following components:

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

         o A plan designed to improve the Company's competitive position and reduce its cost structure through the sale, divestiture, consolidation or phase out of certain operations, properties and products, and a workforce reduction were less than originally anticipated. A gain of approximately $2.0 million as certain costs and expenses of the Plan were less than originally anticipated.

6. NET ASSETS HELD FOR SALE AND DISPOSITIONS

As of December 27, 1997, net assets held for sale totaling approximately $9.9 million included the Company's (i) Fayetteville facility, which was closed in conjunction with the sale of the Company's game and puzzle business, (ii) Creative Center, a facility of Golden Books Publishing, and (iii) Coffeyville Distribution Center, a facility of Golden Books Publishing.

As of December 28, 1996, net assets held for sale totaling approximately $19.8 million included the Company's (i) Fayetteville facility, which was closed in conjunction with the sale of the Company's game and puzzle business (a $3.0 million revision to the estimated net realizable value of this facility was recorded in the consolidated statements of operations during the eleven months ended December 28, 1996), (ii) Cambridge facility, which was a part of the commercial printing group and was subsequently sold in

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)

6. NET ASSETS HELD FOR SALE AND DISPOSITIONS (CONTINUED)

December 1997 to Mail-Well, (iii) Fulford Street facility, a facility of Penn which was not sold to Peacock Papers, Inc. ("Peacock") and (iv) the Creative Center, a facility of Golden Books Publishing.

During 1997, the Company continued its disposition of non-core assets with the sale of its printing operations in Cambridge, Maryland, the sale of the building which had housed its main plant in Racine, and disposals of other assets. On December 1, 1997, the Cambridge commercial printing operation was sold to Mail-Well for approximately $20.2 million in cash, (subject to a working capital adjustment) which resulted in a gain of approximately $10.2 million recorded in the consolidated statement of operations for the year ended December 27, 1997 (see Note 4). The results of operations of the Cambridge facility are included in the Company's consolidated results of operations until its date of disposition. The facilities results of operations for the year ended December 27, 1997, the eleven months ended December 28, 1996 and the year ended February 3, 1996 were as follows:


                                                    Period from December 29,   Eleven months
                                                   1996 to Decembver 1,1997        Ended                  Year Ended
                                                    (date of disposition)    December 28, 1996         February 3, 1996
                                                    ---------------------    -----------------         ----------------
                                                                                      (In thousands)
Revenues                                                   $ 25,552              $ 26,962                  $34,488
Gross profit                                                  3,656                 1,694                    2,962
     Income (loss) before
       interest expense
       and provision for
       income taxes                                           1,952                  (223)                     993



During the year ended December 28, 1996, new management determined that Penn, formerly a wholly owned subsidiary of Golden Books Publishing that designed, produced and distributed decorated paper tableware, party accessories and giftware, did not fit into the Company's future strategic direction and, accordingly, decided to divest Penn (see Note 17). As a result, on December 23, 1996 Golden Books Publishing sold the stock of Penn to Peacock for approximately $14.5 million in cash plus Notes, subject to a working capital adjustment. The results of operations of Penn are included in the Company's consolidated results of operations until its date of disposition. Penn's results of operations for the eleven months ended December 28, 1996 and the year ended February 3, 1996 were as follows:


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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)


7. Accounts Receivable

Accounts receivable consisted of the following:

                                            December 27, December 28,
                                                1997        1996
                                                ----        ----
                                                 (In thousands)
Accounts receivable                           $ 78,609    $ 63,542
Allowance for doubtful accounts                 (7,208)     (4,379)
   Allowance for sales discount and returns
                                               (17,041)    (16,747)
                                              --------    --------
                                                54,360      42,416
Less long term portion                          (3,207)     (1,001)
                                              --------    --------
                                              $ 51,153    $ 41,415
                                              ========    ========


On September 29, 1995, Golden Books Publishing, a wholly owned subsidiary of the Company entered into an extendible one-year Receivables Purchasing Agreement, which included a letter of credit facility, with a financial institution to sell in pools, trade accounts receivable on a revolving basis, up to a maximum of $62.5 million outstanding at any one time. The pools were sold on a non-recourse basis for credit losses and were subjected to a discount fee. During the year ended February 3, 1996, the Company sold approximately $19.0 million of receivables of which approximately $1.5 million were outstanding at February 3, 1996. The Company did not sell any receivables during the eleven month period ending December 28, 1996 and the year ended December 27, 1997. The proceeds from the sale of receivables are reported as providing operating cash flow in the accompanying consolidated statements of cash flows. The costs associated with this program of $505,000 and $571,000 for the eleven months ended December 28, 1996 and the year ended February 3, 1996, respectively, are included as a component of interest expense in the accompanying consolidated statements of operations. There were no costs associated with this program for the year ended December 27, 1997. In accordance with the terms of this agreement, the Receivable Purchasing Agreement terminated on September 29, 1996.

8. INVENTORIES

Inventories consisted of the following:

                December 27, December 28,
                   1997        1996
                   ----        ----
                    (In thousands)
Raw materials     $ 2,373     $ 2,810
Work-in-process     3,819       1,829
Finished goods     25,121      19,719
Film library        3,346       3,250
                  -------     -------
                  $34,659     $27,608
                  =======     =======


At December 27, 1997 and December 28, 1996, the replacement cost of inventories valued using LIFO exceeded the net carrying amount of such inventories by approximately $2.5 million and $3.5 million, respectively. For the eleven months ended December 28, 1996, the liquidation of LIFO inventories decreased cost of sales by $5.2 million. For the year ended December 27, 1997, there was no LIFO liquidation and therefore, no impact on the consolidated financial statements.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)


9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:


                                                     December 27, December 28,
                                                          1997       1996
                                                          ----       ----

                                                            (In thousands)
Land                                                     $    393   $    356
Building and improvements                                  13,393     13,607
Machinery and equipment                                    55,381     54,013
Machinery and equipment in the process of installation      8,709        200
                                                         --------   --------
                                                           77,876     68,176
Less accumulated depreciation and amortization            (39,620)   (40,672)
                                                         --------   --------
                                                         $ 38,256   $ 27,504
                                                         ========   ========





10. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:


                                              December 27, December 28,
                                                  1997       1996
                                                  ----       ----
                                                   (In thousands)
Royalties payable                                $12,841   $ 8,789
Accrued interest                                   4,388     4,388
Accrued worker's compensation                      3,221     4,396
Accrued video duplication costs                        -     3,704
Restructuring costs                                4,559     8,538
Other                                             22,216    21,406
                                                 -------   -------
                                                 $47,225   $51,221
                                                 =======   =======


11. LONG TERM DEBT

Long-term debt consisted of the following:

                                                               December 27, December 28,
                                                                  1997          1996
                                                                  ----          ----
                                                                   (In thousands)
7.65% Senior Notes ($150,000,000 face
amount) due 2002                                                $149,897    $   149,862
                                                                ========    ===========


Golden Books Publishing Company is obligor with respect to $150.0 million of 7.65% Senior Notes, which were originally issued on September 17, 1992 and are due September 15, 2002. Interest is payable semiannually on March 15th and September 15th. There is no obligation to redeem, purchase or repay the Senior Notes prior to maturity.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)

11. LONG TERM DEBT (CONTINUED)

The Indenture covering the Senior Notes contains certain provisions limiting subsidiary indebtedness, guarantees, liens and the payment of cash dividends on Preferred and Common Stock. At December 27, 1997, there were no retained earnings available to pay dividends on Common Stock.

The Company's 7.65% Senior Notes had a fair value of approximately $147.0 million and $135.0 million at December 27, 1997 and December 28, 1996, respectively, based on market interest rates.

12. PREFERRED SECURITIES

During the eleven months ended December 28, 1996, the Company raised a total of $115.0 million through a private placement of Preferred Securities under Rule 144A under the Securities Act of 1933, as amended (the "Preferred Securities"). The Preferred Securities were issued by the Trust, a Delaware business trust financing vehicle. The Company owns all of the common securities of the Trust. The net proceeds of such offering, after commissions and expenses, were approximately $110.8 million. The Preferred Securities pay quarterly distributions at an annual distribution rate of 8 3/4% (subject to any deferral of interest payments on the Preferred Securities by the Company and Golden Books Publishing), have an aggregate liquidation preference of $115.0 million and are convertible at the option of their holders into Convertible Debentures, which are immediately convertible into Common Stock at an initial conversion price of $13.00 per share. The Convertible Debentures will mature on August 20, 2016, and may be redeemed, in whole or in part, at any time after the occurrence of a Tax Event or on Investment Company Event (both as defined). The carrying amount of the Preferred Securities approximates its fair value. Effective January 10, 1997, the Company registered the Preferred Securities with the Securities and Exchange Commission.

The Company and its subsidiary, Golden Books Publishing, are joint and several obligor's of the Preferred Securities and they have fully and unconditionally guaranteed the Trust's obligations under the Preferred Securities. Separate financial statements of Golden Books Publishing are not presented in their entirety as the separate financial statements would not be materially different from the consolidated financial statements of the Company. Summarized financial statements of Golden Books Publishing for the year ended December 27, 1997 and the eleven months ended December 28, 1996 are as follows (in thousands):



                                               December 27, December 28,
                                                  1997         1996
                                                  ----         ----
Current assets                                  $ 150,837    $ 175,387
Non current assets                                134,560      126,253
                                                ---------    ---------
  Total Assets                                  $ 285,397    $ 301,640
                                                =========    =========

Current liabilities                             $ 149,452    $ 104,918
Noncurrent liabilities                            188,290      191,939
                                                ---------    ---------
  Total Liabilities                               337,742      296,857
  Preferred Securities                            110,707      110,488
Stockholders' Deficit                            (163,052)    (105,705)
                                                ---------    ---------
  Total Liabilities and Stockholders' Deficit   $ 285,397    $ 301,640
                                                =========    =========

Revenues                                        $ 243,561    $ 255,005
Gross profit                                       67,323       23,213
Loss before interest expense and
  provision for income taxes                      (32,136)    (169,594)

    Net loss                                      (57,347)    (186,417)

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)


12. PREFERRED SECURITIES (CONTINUED)

The Indenture covering the Senior Notes (see Note 11) restricts the ability of Golden Books Publishing to pay cash dividends or make other cash distributions to the Company.

13. PREFERRED STOCK

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

On May 8, 1996, in connection with the GPH Transaction (see Note 4) the Series A Convertible Preferred Stock was retired at its face value plus accrued dividends and the Company issued to GP Holding, for an aggregate purchase price of $65.0 million, (i) 13,000 shares of the Company's Series B Preferred Stock, no par value, each of which shares is convertible into shares of the Company's Common Stock at an initial conversion price of $10 per share, and
(ii) a warrant to purchase 3,250,000 shares of Common Stock at an initial exercise price of $10 per share (the "Warrant"). The Series B Preferred Stock votes on an as-converted basis with the Common Stock on all matters submitted to a vote of the stockholders of the Company, including the election of directors. The Warrant will be exercisable beginning on May 8, 1998, subject to acceleration upon certain circumstances. The Warrant will be exercisable until May 8, 2003.

The Series B Preferred Stock entitles GPH to receive a 12% annual dividend payable (i) during each of the first four years following issuance in an amount equal to approximately 195,000 shares of the Company's Common Stock per Fiscal quarter of the Company, subject to certain adjustments, and (ii) thereafter, when and as declared out of legally available funds, in cash at the rate of $150 per share, compounded quarterly, all of which dividends shall be cumulative from the initial issuance. At December 27, 1997, the Company had cumulative preferred dividends payable of 130,000 shares of Common Stock (approximately $1.4 million). In addition, the Certificate of Designation governing the Series B Preferred Stock prevents the Company from paying dividends or making other distributions on the Common Stock until all dividends owed on the Series B Preferred Stock have been paid in full.

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)

13. PREFERRED STOCK (CONTINUED)

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

14. ACQUISITION

On August 20, 1996, pursuant to an Asset Purchase Agreement, dated as of July 30, 1996, among BVELP, the Company and certain of the Company's subsidiaries, the Company acquired, among other things, substantially all of BVELP's television and film library properties, and assumed payables and all liabilities incurred in connection with the exploitation of such assets after the closing for an aggregate purchase price of approximately $81.0 million in cash and $10.0 million in Common Stock (901,408 shares), as provided for in the Asset Purchase Agreement (the "Broadway Video Acquisition"). On November 22, 1996, the Company paid an additional amount of approximately $900,000 to BVELP in satisfaction of the Company's obligations under the working capital adjustment provided for in the Asset Purchase Agreement. Additionally, the Company initially recorded approximately $4.1 million in additional costs associated with the Broadway Video Transaction. The Broadway Video Acquisition has been accounted for under the purchase method of accounting. Based on the Company's final allocation of purchase price, goodwill, consisting of the excess of the net assets and film library acquired, amounted to approximately $32.2 million and is being amortized on a straight-line basis over a 25-year period (see Note 3). The results of operations of the Broadway Video Acquisition are included in the Company's consolidated results of operations from the date of its acquisition.

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



                                                         Eleven Months
                                                            Ended                  Year Ended
                                                          December 28,             February 3,
                                                             1996                     1996
                                                         -------------             ----------
                                                        (In thousands, except per share data)
Revenues                                                  $ 265,324                $ 380,830
Net loss                                                  $(203,400)               $ (69,349)
Net loss per basic common share                           $   (8.78)               $   (3.20)

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)


15. EMPLOYEE STOCK OPTIONS

In December 1995, the Company adopted a stock option plan, which as amended and restated as of March 11, 1997 (the "1995 Plan"), provides for the granting of options to purchase up to 5,750,000 shares of Common Stock to employees of the Company and its subsidiaries. As of December 27, 1997 options to purchase 4,292,310 shares of Common Stock have been granted under the 1995 Plan. In March 1986, the Company adopted a stock option plan, which as amended, provides for the granting of options to purchase up to 2,100,000 shares of Common Stock through 1996 to employees of the Company and its subsidiaries.

Prior to February 3, 1990, options granted generally become exercisable with respect to one-half of the options granted two years after the date of grant and with respect to the remaining one-half of such options three years after the date of grant. Options granted between February 4, 1990 and January 29, 1994 generally become exercisable in their entirety five years after the date of grant. Options granted between January 30, 1994 and February 28, 1995 generally become exercisable with respect to one-third of the options granted on the date of grant, with respect to an additional one-third such options one year after the date of grant and with respect to the remaining one-third of such options two years after the date of grant. Options granted subsequent to February 28, 1995 generally become exercisable over various periods in accordance with the terms of the individual awards.


The following table of data is presented in connection with the stock option plans:


                                                                            Option Price                  Weighted Average
                                                    Shares                   Per Share                     Exercise Price
                                           ------------------------    ------------------------     -------------------------------
Outstanding at January 28, 1995                  1,376,700
Exercised                                          (44,000)                 $10.00-$11.75
Canceled                                          (539,600)                 $ 9.50-$20.00
Granted                                            771,000                  $ 8.25-$13.50
                                           ------------------------
Outstanding at February 3, 1996                  1,564,100
Exercised                                         (356,579)                 $ 9.25-$12.00                      $10.90
Canceled                                          (547,221)                 $ 9.25-$20.00                      $15.84
Granted                                          2,851,089                  $10.44-$14.25                      $12.34
                                           ------------------------
Outstanding at December 28, 1996                 3,511,389
Exercised                                          (47,500)                  $8.25-$11.75                      $10.61
Canceled                                          (441,300)                  $9.88-$16.75                      $12.79
Granted                                          1,559,721                   $8.50-$12.75                      $ 9.64
                                           ------------------------
Outstanding at December 27, 1997                 4,582,310
                                           ========================

Weighted average fair value of
options granted during the year                                                                                $ 5.90

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)


15. EMPLOYEE STOCK OPTIONS (CONTINUED)

Options to purchase 1,174,869 shares and 532,636 shares were exercisable at December 27, 1997 and December 28, 1996, respectively.

                                          Options Outstanding                   Options Exercisable
                           --------------------------------------------------------------------------------

                                                Weighted
                                   Number       Average                        Number
                               Outstanding at   Remaining       Weighted    Exercisable at    Weighted
      Range of Exercise         December 27,   Contractual       Average     December 27,  Average Exercise
           Prices                   1997          Life        Exercise Price    1997           Price
           ------                   ----          ----        --------------    ----           -----
       $ 8.50 - $10.00           1,365,721         6.6            $ 9.33        70,672         $ 9.91
       $10.01 - $12.00           1,183,250         5.8            $10.99       425,167         $11.19
       $12.01 - $14.50           1,978,839         5.6            $12.72       624,530         $12.76
       $15.50 - $16.75              54,500         4.2            $15.64        54,500         $15.64
                                 ---------         ---            ------     ---------         ------
                                 4,582,310         6.0            $11.31     1,174,869         $12.15
                                 =========         ===            ======     =========         ======


The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"). Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value of that statement. For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per basic common share would have been increased by approximately $10.1 million or $0.38 per basic common share, and $5.3 million or $.23 per basic common share for the year ended December 27, 1997 and the eleven months ended December 28, 1996, respectively. If the Company was to implement SFAS 123, the pro forma net loss and net loss per basic common share would have been approximately $67.6 million or $2.56 per basic common share, and $208.9 million or $8.96 per basic common share for the year ended December 27, 1997 and the eleven months ended December 28, 1996, respectively. Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect is not fully reflected until Fiscal 1997.

The fair value for each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the various grants made during 1997 and 1996: risk-free interest rate of 6.5% and 5.12%; expected volatility of 50.1% and 55.8%; no dividend yield; no forfeiture rate and expected lives of seven to ten years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)


16. STOCKHOLDERS' (DEFICIT) EQUITY

On September 26, 1997, the Company entered into a new licensed book publishing agreement (the "Agreement") with Disney Licensed Publishing ("Disney"). In connection with the Agreement, Disney received warrants to purchase 1.1 million shares of the Company's Common Stock (valued at approximately $6.6 million) at a per share price of $11.375 exercisable beginning on the earlier of (i) 90 days after the expiration of the Agreement or (ii) 30 days after the announcement by either Disney or the Company that they will (a) be entering into a new license agreement or (b) that they will not be entering into a new license agreement, and expiring on March 31, 2008.

On May 8, 1996, pursuant to the sale of a significant equity interest in the Company to GP Holding, and the requisite vote of the stockholders of the Company, an amendment to increase the authorized number of shares of the Company's Common Stock, $.01 par value from 40.0 million shares to 60.0 million shares was approved.

In connection with the GPH Transaction, 13,000 shares of the Company's Series B Preferred Stock was issued for an aggregate purchase price of $65.0 million. Net proceeds associated with the transaction was approximately $58.8 million, after giving effect to approximately $6.2 million of transaction costs. For the first four years, the Series B Preferred Stock remits dividends equal to approximately 195,000 shares of the Company's Common Stock per Fiscal quarter of the Company.

On January 31, 1996, in accordance with his Interim Employment Agreement, the Company issued 599,465 shares of Common Stock to Mr. Snyder at a price of $8.00 per share in exchange for a non-recourse note in the amount of the purchase price, secured by a pledge of the shares. The non-recourse note was shown as a separate component of consolidated stockholders' (deficit) equity at February 3, 1996. During the year ended December 28, 1996, the Company exchanged another non-recourse note of approximately $1.0 million in connection with the 84,987 additional shares issued to Mr. Snyder under the antidilution provisions of his Employment Agreement.

On September 6, 1996, the Company completed the sale to H.C. Crown Corporation, a wholly owned subsidiary of Hallmark Cards Incorporated ("Hallmark"), of 2,356,198 shares of Common Stock for approximately $25.0 million (the "Hallmark Transaction"). Hallmark and the Company continue to discuss a strategic relationship between the two companies, premised on the good faith efforts to develop constructive working relationships across appropriate lines of business.

As of December 27, 1997, the Company has reserved 24,283,214 shares of common stock for the conversion of the (i) Series B Preferred Stock (see Note 4),
(ii) warrants issued in connection with the GPH Transaction (see Note 4),
(iii) Preferred Securities (see Note 12), (iv) warrants issued in connection with the Disney Agreement and (v) the exercise of outstanding options (see
Note 15).

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)


17. COMMITMENTS AND CONTINGENCIES

The Company leases certain facilities, machinery and vehicles under various noncancellable operating lease agreements over periods of one to ten years. Future minimum lease payments required under such leases in effect at December 27, 1997 and thereafter are as follows:


                                                    AMOUNT
                                                (IN THOUSANDS)
                                                --------------
                     1998                           $5,467
                     1999                            7,046
                     2000                            6,455
                     2001                            6,378
                     2002                            6,192
                     and thereafter                 64,752




Total rent expense charged to operations was approximately $5.7 million, $4.7 million and $6.1 million for the year ended December 27, 1997, the eleven months ended December 28, 1996 and for the year ended February 3, 1996, respectively.

The Company is required to meet certain contractual payments under contracts in effect at December 27, 1997 and thereafter, as follows:


                                            AMOUNT
                                        (IN THOUSANDS)
                                        --------------
                     1998                   $11,105
                     1999                    14,064
                     2000                    13,856
                     2001                    20,620
                     2002                         -
                     and thereafter               -


Contingencies

Golden Books Publishing and Penn have been informed by the Environmental Protection Agency (the "EPA") and/or state regulatory agencies that they may be potentially responsible parties ("PRPs") and face liabilities under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly known as "CERCLA" or "Superfund") or similar state laws. In all cases except those described below, the Company has resolved its liability or is in the process of resolving its liability for amounts not material. Although the Company divested Penn in December 1996, the Company has agreed to indemnify Contempo Colours, Inc. against certain of Penn's environmental liabilities, including the Cork Street Landfill and Fulford Street Property discussed herein.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)




17. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

At the Hunt's Landfill site in Racine County, Wisconsin, Golden Books Publishing's liability pursuant to the terms of a consent decree is limited to approximately 4% of the total remedial costs. Although the last phase of construction activities was completed in 1996, Golden Books Publishing and the other potentially responsible parties are obligated to fund the operation and maintenance of the site for the next 20-30 years. The current estimate of the total costs of such operation and maintenance is in the range of $14 million. In accordance with the consent decree, the Company has established a reserve for its share of the probable clean-up costs.

At the Hertel Landfill in Plattekill, New York, Golden Books Publishing is one of five PRPs sued by the EPA in 1994 for recovery of past EPA response costs of approximately $2.5 million. In September 1991, the EPA approved a remedial action for the Hertel Landfill site that currently is estimated to cost $4.1 million other than groundwater remediation costs, if any are required. One of the site's non-defendant PRPs has been complying with an EPA unilateral administrative order requiring investigation and clean-up of the site and is now seeking contribution towards its cost from Golden Books Publishing and more than 20 other PRPs. At the time the 1991 order was issued, Golden Books Publishing did not comply. As of June 26, 1996, representatives of Golden Books Publishing reached agreement with the EPA to come into compliance with the order and pay a penalty of $625,000 for previous non-compliance. Additionally, during 1997, Golden Books Publishing paid a total of $1,701,000 for the remediation of the Hertel site, including settlement payments to other PRPs. The Company, other PRPs and the government have reached an interm allocation and are in the process of negotiating a consent decree which will establish the Company's future responsibilities at the site.

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

On November 14, 1996, the Michigan Department of Environmental Quality requested that corrective actions be taken as a result of the discovery of a leaking underground storage tank system at the Fulford Street Property of the Company on November 8, 1996. An initial site assessment is being completed by the Company's outside consultant. Current estimates indicate that the costs associated with this release should not exceed $200,000. However, in the event that the contamination has migrated off the Company's property, these costs could increase.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)




17. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In addition to these environmental matters, Golden Books Publishing filed an action in 1994 in the United States District Court, Eastern District of Wisconsin captioned as Western Publishing Company, Inc. v. MindGames, Inc. seeking a declaration of rights in regard to Golden Books Publishing's alleged breach of various of its obligations under its licensing agreement with the defendant for distribution through 1994 of the adult board game known as "Clever Endeavor." This case involves the Company's now-discontinued adult and children's game division. The defendant, believing its board game had the potential to become one of the most popular of all time, has maintained that certain of the alleged breaches entitle it to damages of as much as $40 million resulting from lost profits and unpaid royalties. The Court recently granted Golden Books Publishing's partial motion for summary judgment and held that the defendant is precluded from recovering lost profits. Accordingly, the defendant's damage claim is now limited to its unpaid royalties of $1.2 million. Golden Books Publishing denies that it has any liability to defendant.

In consideration of the aforementioned matters, the Company has recorded accruals in the deferred compensation and other deferred liabilities account of approximately $6.5 million in the consolidated balance sheet.

On December 19,1997, Contempo Colours, Inc. ("Contempo") filed suit against Golden Books Publishing in the circuit court for the County of Kalamazoo, Michigan, alleging damages arising out of a dispute between Contempo and Golden Books Publishing relating to the sale to Contempo of Penn on December 23, 1996. The Company and Contempo entered into a standstill agreement with respect to the suit on January 7, 1998, whereby Contempo has agreed to suspend the suit while the parties attempt to negotiate a settlement of all claims. The Company is adequately reserved with respect to this matter.

The Company is actively pursuing resolution of the aforementioned matters or, in the case environmental matters, is awaiting further government response. While it is not feasible to predict or determine the outcomes of these proceedings, it is the opinion of management that these outcomes have been adequately reserved for and will not have a materially adverse effect on the Company's financial position or future results of operations.

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)



18. INCOME TAXES

Income tax expense calculated in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", consisted of the following:

                                             Year           Eleven Months       Year
                                             Ended               Ended          Ended
                                           December 27,      December 28,     February 3,
                                             1997                1996            1996
                                             ----                ----            ----
                                                 (In thousands)
Current payable (benefit):
   Federal                                    $ -              $2,051            $(2,092)
   State                                       59                 (53)                78
   Foreign                                    (22)               (105)              (540)
                                       ----------            --------           --------
                                               37               1,893             (2,554)
                                       ----------            --------           --------
Deferred:
   Federal                                      -                   -             11,281
   State                                        -                   -              2,615
   Foreign                                      -                   -                (10)
                                       ----------            --------           --------
                                                -                   -             13,886
                                       ----------            --------           --------
                                              $37              $1,893            $11,332
                                       ==========            ========           ========


Loss before income tax expense of Golden Books Publishing's Canadian subsidiary was approximately $(669,000), $(577,000) and $(920,000) for the year ended December 27, 1997, the eleven months ended December 28, 1996 and the year ended February 3, 1996, respectively.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)


18. INCOME TAXES (CONTINUED)

A reconciliation of the statutory United States Federal income tax rate to the Company's effective income tax rate follows:

                                                                            Eleven Months
                                                            Year Ended          Ended         Year Ended
                                                           December 27,      December 28,      February 3,
                                                               1997             1996             1996
                                                               ----             ----             ----
Statutory rate                                                 35.0%            35.0%            35.0%
State income taxes, net of Federal benefit                      5.0              4.2              (.2)
     Valuation allowance, net of refundable amounts           (38.5)           (33.7)           (56.8)
     Permanent differences relating to the sale of
       Divisions/Subsidiaries                                  (0.6)            (4.1)               -

     Other - net                                               (1.0)            (2.4)             1.7
                                                              -----            -----              ---
                                                               (0.1)%           (1.0)%          (20.3)%
                                                              =====            =====            =====



The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 27, 1997 and December 28, 1996 are as follows:




                                                  December 27,  December 28,
                                                     1997         1996
                                                  --------------------------
                                                        (In thousands)
Deferred tax assets:
      Allowance for doubtful accounts & returns   $   9,950    $   9,881
      Inventories                                     1,368        2,896
      Property, plant & equipment                         -        4,413
      Accrued expenses                               24,450       24,898
      Post retirement benefits                       11,746       11,515
      Net operating loss carryforwards               87,991       60,015
      Other - net                                       133          561
                                                  ---------    ---------
Total deferred tax assets                           135,638      114,179
      Valuation allowance                          (133,569)    (112,481)
                                                  ---------    ---------
Deferred tax assets, net of valuation
         allowance                                    2,069        1,698
                                                  ---------    ---------

Deferred tax liabilities:

      Property, plant & equipment                       397            -
      Pension contributions                           1,672        1,698
      Other - net                                        -            -
                                                  ---------    ---------
Total deferred tax liabilities                        2,069        1,698
                                                  ---------    ---------
Net deferred tax assets / (liabilities)          $        -   $        -
                                                  =========    =========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)


18. INCOME TAXES (CONTINUED)


The current balance of the total deferred tax assets less total deferred tax liabilities ("Net Deferred Tax Asset") was $31.2 million and $32.8 million at December 27, 1997 and December 28, 1996, respectively. The noncurrent balance of the Net Deferred Tax Asset was $102.4 million and $79.7 million at December 27, 1997 and December 28, 1996, respectively. The entire Net Deferred Tax Asset was offset by a valuation allowance at both December 27, 1997 and December 28, 1996, due to the uncertainty of realizing the Federal and state income tax benefits associated with the Net Deferred Tax Asset .

At December 27, 1997, the Company had available net operating loss carryforwards of approximately $207.7 million for Federal income tax purposes of which approximately $71.9 million, $75.4 million and $60.4 million expire in the years 2011, 2012 and 2013, respectively. The Company has tax credit carryforwards at December 27, 1997 of approximately $4.3 million.

19. PENSION, POST-RETIREMENT AND POSTEMPLOYMENT BENEFITS

Golden Books Publishing and its Canadian subsidiary have noncontributory defined benefit retirement plans covering substantially all domestic hourly and Canadian salaried and hourly employees. The benefits are generally based on a unit amount at the date of termination multiplied by the participant's credited service. The Company's funding policy is to contribute amounts within the limits which can be deducted for income tax purposes.

The following tables set forth the plans' funded status and amounts recognized in the consolidated financial statements at December 27, 1997 and December 28, 1996, and for the year ended December 27, 1997, the eleven months ended December 28, 1996 and the year ended February 3, 1996 :



                                                                             December 27, 1997     December 28, 1996
                                                                             -----------------     -----------------
                                                                                          (In thousands)
     Actuarial present value of benefit obligations:
     Accumulated benefit obligations, including vested
       benefits of $17,097 and $15,937 in 1997 and 1996,
       respectively                                                               $17,224                $16,109
                                                                                =========               ========
     Projected benefit obligations for services rendered                          $17,735                $16,656
     Plan assets at fair value (primarily U.S. government
     securities, corporate bonds and equity mutual funds)                          21,721                 18,684
                                                                                ---------               --------
     Projected benefit obligations less than plan assets                            3,986                  2,028
     Unrecognized net (gain)/loss                                                  (1,648)                   120
     Unrecognized prior service cost                                                1,843                  2,129
     Unamortized portion of unrecognized net asset at January 31, 1987                  -                    (32)
                                                                                ---------               --------
     Prepaid pension costs recognized in accompanying consolidated
      balance sheets                                                             $  4,181               $  4,245
                                                                                =========               ========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)

19. PENSION, POST-RETIREMENT AND POSTEMPLOYMENT BENEFITS (CONTINUED)



                                                                         Year Ended   Eleven Months Ended      Year Ended
                                                                         December 27,     December 28,         February 3,
                                                                             1997             1996                1996
                                                                             ----             ----                ----
                                                                                         (In thousands)
Net pension (income) expense, included in the following components:
     Service cost - benefits earned during the period                     $    490         $     498           $    441
     Interest cost on projected benefit obligations
                                                                             1,164             1,084              1,054
     Actual return on plan assets                                           (3,803)           (2,268)            (3,437)
     Net amortization and deferral                                           2,213               734              2,070
     Net settlement gain                                                         -                 -                 (3)
                                                                          --------         ---------           --------
     Net pension expense                                                  $     64         $      48           $    125
                                                                          ========         =========           ========



The weighted average discount rate used in determining the actuarial present value of the projected benefit obligations was 7.0% for both the year ended December 27, 1997 and the eleven months ended December 28, 1996. The expected long-term rate of return on assets was 10%.

Pension expense charged to operations for these plans and for other multi-employer plans in which certain union employees of the Company's subsidiaries participate was approximately $326,000, $349,000 and $503,000 for the year ended December 27, 1997, the eleven months ended December 28, 1996 and for the year ended February 3, 1996, respectively.

Subsidiaries of the Company also maintain defined contribution contributory retirement plans for substantially all domestic employee groups. Under the plans, the subsidiaries make contributions based on employee compensation and in certain cases based upon specified levels of voluntary employee contributions. Golden Books Publishing and its Canadian subsidiary also maintain a profit sharing plan for certain salaried employees. Expense for these plans was approximately $2.0 million, $2.5 million and $3.1 million for the year ended December 27, 1997, the eleven months ended December 28, 1996 and the year ended February 3, 1996, respectively.

Post-retirement Benefits

Golden Books Publishing provides certain health care and life insurance benefits for substantially all of its retired employees. The Company accrues the estimated cost of retiree benefit payments during the years the employee provides services.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)


19. PENSION, POST-RETIREMENT AND POSTEMPLOYMENT BENEFITS (CONTINUED)

The post-retirement benefit obligation recorded in the consolidated balance sheets consisted of the following amounts:



                                                              December 27,             December 28,
                                                                  1997                     1996
                                                                  ----                     ----
                                                                           (In thousands)
Retirees currently receiving benefits                           $17,865                    $18,487
Current employees eligible to receive benefits                    4,200                      4,500
Current employees not yet eligible to receive benefits            8,000                      8,300
Unrecognized net gain from past experience                       (3,200)                    (5,800)
Unrecognized prior service cost                                   2,500                      3,300
                                                            ------------               ------------
                                                                $29,365                    $28,787
                                                            ============               ============


The net post-retirement benefit cost, which is not currently funded, consisted of the following components:

                                                                                   Eleven Months Ended
                                                                    Year Ended         Year Ended
                                                                    December 27,       December 28,      February 3,
                                                                       1997                1996             1996
                                                                       ----                ----             ----
                                                                                      (In thousands)
Service cost - benefits earned during the year                      $   560             $   550          $   500
Interest cost on accumulated post-retirement
  benefit obligation                                                  1,980               1,925            2,000
Net amortization and deferral of unrecognized amounts                  (210)                  -             (100)
                                                                    -------             -------          -------
Net post-retirement benefit expense                                 $ 2,330             $ 2,475          $ 2,400
                                                                    =======             =======          =======



The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation as of January 1, 1997 was 7.5% for 1997 decreasing linearly to 5% in 2010; and remaining level thereafter.

If the healthcare cost trend rate were increased one percentage point in each year, the accumulated post-retirement benefit obligation as of January 1, 1998 and the net post-retirement cost would have been increased by approximately
9.8 %. The weighted average discount rate used in determining the accumulated post-retirement benefit obligation as of December 27, 1997 and January 1, 1997 was 7.0%.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)

20. INDUSTRY SEGMENTS

The Company has three industry segments: Consumer Products, Commercial Products and Entertainment.

The Company's Consumer Products Segment is engaged in the creation, publication, manufacturing, printing and marketing of story and picture books, interactive electronic books and games, coloring books and other activity books and products for children as well as multimedia "edutainment" products. The Company's foreign operations within the Consumer Products Segment consist of a marketing subsidiary in Canada and a marketing branch in the United Kingdom.

The Company's Commercial Products Segment provides printing, graphic, creative and distribution services.

The Company's Entertainment Segment includes the Golden Books Entertainment division which was established in August 1996, upon the acquisition by the Company from Broadway Video Entertainment, L.P. of an extensive library of character-based family entertainment properties. The Golden Books Entertainment division's library is comprised of copyrights, distribution rights, trademarks or licenses relating to characters, television programs and motion pictures, both animation and live action, and includes individual specials and multiple episode series.

Operating profit represents income before income taxes, interest expense and general corporate income and expense. Identifiable assets are those assets used specifically in the operations of each industry segment or which are allocated when used jointly. Corporate assets are principally comprised of cash and cash equivalents, refundable income taxes, deferred income taxes, prepaid pension costs and certain other assets. Domestic sales to foreign markets were less than 10% of total consolidated sales for the year ended December 27, 1997, the eleven months ended December 28, 1996 and the year ended February 3, 1996.



Information by industry segment is set forth below:


                                                 Year Ended         Eleven Months Ended       Year Ended
                                            December 27, 1997       December 28, 1996         February 3, 1996
                                            -------------------     --------------------      -----------------
                                                                      (In thousands)
     Net sales:
     Consumer Products                         $   170,637              $    207,590             $  306,543
     Commercial Products                            42,446                    42,404                 63,029
     Entertainment                                  29,398                     4,052                      -
                                              ------------             -------------             ----------
                                               $   242,481              $    254,046             $  369,572
                                              ============             =============             ==========

     Operating income/(loss):
     Consumer Products                         $   (23,994)             $    (66,114)            $  (23,887)
     Commercial Products                            (2,848)                  (18,051)                   805
     Entertainment                                   4,422                    (4,930)                     -
                                              ------------             -------------             ----------
                                                   (22,420)                  (89,095)               (23,082)

     Interest and other income                       5,579                     4,235                  3,386
     General corporate expense                     (21,564)                  (30,413)               (16,459)
     Restructuring plan                             10,786                   (65,741)                (6,701)

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)



20. INDUSTRY SEGMENTS  (CONTINUED)

Interest expense and distributions on
  Guaranteed Preferred Beneficial
  Interests in the Company's and
  Golden Books Publishing
  Convertible Debentures                              (22,024)           (14,596)          (12,859)
                                                     --------          ---------          --------

Loss before income taxes                             $(49,643)         $(195,610)         $(55,715)
                                                     ========          =========          ========

                                                     Consumer          Commercial
                                                     Products          Products         Entertainment     Corporate       Total
                                                     --------          ----------       -------------     ---------       -----
                                                                                       (In thousands)
Identifiable assets:
       Year ended December 27, 1997                  $146,969           $29,846            $113,334        $33,015       $323,164
       Eleven months ended December 28, 1996          181,256            25,923              99,527         60,529        367,235
       Year ended February 3, 1996                    213,792            33,521                   -         74,652        321,965

Depreciation and amortization:
       Year ended December 27, 1997                     2,959             3,175               4,591            489         11,214
       Eleven months ended December                     9,891             1,550               1,523          1,057         14,021
        28, 1996
       Year ended February 3, 1996                     12,816             1,734                   -          1,445         15,995

Capital expenditures:
       Year ended December 27, 1997                     5,797             4,653                  50          9,886         20,386
       Eleven months ended December 28, 1996            3,890             1,275                 116            458          5,739
       Year ended February 3, 1996                     12,540             5,202                   -            179         17,921


For the year ended December 27, 1997 and eleven months ended December 28, 1996, revenues from one single customer did not exceed more than 10% of the Company's net sales. For the year ended February 3, 1996, revenues from the Company's two largest customers, Wal-Mart Stores, Inc. and Toys 'R' Us, Inc. totaled approximately $78.4 million or 21% of net sales. The Company's products are primarily sold to mass market retailers throughout the United States, Canada and the United Kingdom.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)





21. NET LOSS PER BASIC COMMON SHARE

Loss per basic common share was computed as follows:


                                                                                   Eleven Months
                                                              Year Ended              Ended          Year Ended
                                                              December 27,         December 28,      February 3,
                                                                  1997                 1996             1996
                                                                  ----                 ----             ----
                                                                 (In thousands except for per share data)

Net loss                                                    $     (49,680)          $   (197,503)     $  (67,047)
Preferred dividend requirements                                    (7,849)                (6,136)           (848)
                                                           -------------------   ----------------------------------

Loss applicable to basic common stock                       $     (57,529)          $   (203,639)     $  (67,895)
                                                           ===================   =================== =================

Weighted average basic common shares outstanding                   26,357                 23,317          21,047
                                                           ===================   =================== =================

Loss per basic common share                                 $      (2.18)          $      (8.73)     $    (3.23)
                                                           ===================   =================== =================




22. RELATED PARTY TRANSACTIONS

GEORGETOWN TRANSACTION

Pursuant to a letter agreement (the "Georgetown Agreement") dated as of August 1, 1996, The Georgetown Company ("Georgetown"), a corporation of which Marshall Rose (a director of the Company) is the Managing Partner, has acted as a real estate advisor to the Company. Pursuant to the Georgetown Agreement, the Company is obligated to make the following payments to Georgetown: (i) $25,000 per month for the period beginning August 1, 1996 and ending July 1, 1999; and (ii) an incentive fee, payable in cash or Common Stock, for each completed real estate transaction during the period beginning August 1, 1996 and ending July 3, 2000, in an amount equal to one-half of each commission that would be paid to an outside broker representing the Company. To date, the Company has paid to Georgetown (i) $75,000 in respect of a property located at 630 Fifth Avenue, New York, New York, (ii) approximately $580,000 in respect of a property located at 888 Seventh Avenue, New York, New York, (iii) approximately $108,000 in respect of a property located at 850 Third Avenue, New York, New York, and (iv) approximately $217,000 in respect of a property located in Fayetteville, North Carolina.

TRIBECA TRANSACTION

Pursuant to a letter agreement (the "Tribeca Agreement") dated as of July 1, 1996, the Company agreed to pay to Tribeca Technologies LLC ("Tribeca"), a limited liability company in which Philip E. Rowley (an officer of the Company) is a member, as compensation for the loss by Tribeca of the exclusive services of Mr. Rowley following his employment by the Company, the sum of $200,000 on each of the following dates (provided that Mr. Rowley is in the employ of the Company at such time); (1) July 1, 1996; (ii) July 1, 1997; and
(iii) July 1, 1998. In consideration for such payments, Tribeca agreed to pay the Company one-third of the aggregate amount of any

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 1997 (CONTINUED)


22. RELATED PARTY TRANSACTIONS (CONTINUED)

and all distributions otherwise to be made by Tribeca to Mr. Rowley and the President of Tribeca on or before June 30, 1999 (or such earlier time as Mr. Rowley's employment with the Company ceases), provided, that the maximum amount payable to the Company is the lesser of (i) $600,000 and (ii) the amount paid by the Company to Tribeca pursuant to the previous sentence. As of December 27, 1997, the Company has fulfilled its obligation and made payments totaling $570,000 as follows: $200,000 in Fiscal 1996, $200,000 during June 1997, and $170,000 (paid in advance at a discounted rate) during November 1997. On November 25, 1997, the Company and Tribeca entered into a settlement agreement and release whereby the Company paid $170,000 in advance at a discount rate as final payment for all obligations of the Company to Tribeca.

POWERHOUSE TRANSACTION

On May 8, 1996, the Company and Powerhouse Entertainment Company, Inc., ("Powerhouse"), a corporation affiliated with Richard A. Bernstein, the former Chairman and Chief Executive Officer of the Company, entered into a software development agreement (the "Development and Licensing Agreement") relating to the development by Powerhouse of six interactive PC CD-ROM storybooks under the Little Golden Books Interactive name and logo (the "Powerhouse Products") and certain other computer software products.

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

There is also an agreement (the "Support Agreement") of even date between the parties wherein, Powerhouse, on behalf of Company and at the Company's sole cost and expense, performed all services relating to the manufacturing, marketing, distribution, sales and licensing of the Powerhouse Products. To date, the Company has paid approximately $615,000 to Powerhouse in connection with such services.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS
(IN THOUSANDS)

                                                                         December 27, 1997       December 28, 1996
                                                                         -----------------       -----------------
ASSETS

CURRENT ASSETS
   Cash                                                                    $ 19,155                     $ 59,995
   Refundable income taxes                                                      637                          637
   Other current assets                                                       1,375                            -
                                                                          ---------                    ---------
   Total current assets                                                      21,167                       60,632

OTHER ASSETS                                                                  8,963                           10

PROPERTY, PLANT AND EQUIPMENT                                                 9,985                           99
   Less allowances for depreciation and amortization                           (489)                           -
                                                                          ---------                    ---------
                                                                              9,496                           99

INVESTMENT AND ADVANCES IN SUBSIDIARIES                                     (83,335)                     (64,097)
                                                                          ---------                    ---------
                                                                          $ (43,709)                    $ (3,356)
                                                                          =========                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued compensation and fringe benefits                                    $ 20                        $ 299
   Other current liabilities                                                  6,671                        8,023
                                                                              -----                      -------
                                                                              6,691                        8,322

DEFERRED COMPENSATION                                                         7,909                        7,759
OTHER NONCURRENT LIABILITIES                                                  3,000                          200
                                                                              -----                          ---
                                                                             10,909                        7,959

STOCKHOLDERS' DEFICIT
   Convertible preferred stock - series B                                    65,000                       65,000
   Common stock                                                                 269                          259
   Additional paid in capital                                               128,533                      120,376
   Accumulated deficit                                                     (250,791)                    (201,111)
   Cumulative translation adjustment                                         (1,498)                      (1,339)
                                                                            -------                     --------
                                                                            (58,487)                     (16,815)
   Less common stock in treasury                                             (2,822)                      (2,822)
                                                                            -------                      -------
                                                                            (61,309)                     (19,637)
                                                                          ---------                     --------

                                                                           $(43,709)                     $(3,356)
                                                                          =========                     ========


GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

                                                                                   ELEVEN
                                                                                   MONTHS               YEAR
                                                                 YEAR ENDED        ENDED               ENDED
                                                                DECEMBER 27,     DECEMBER 28,        FEBRUARY 3,
                                                                    1997            1996                1996
                                                               ---------------------------------------------------------
NET REVENUES (PRINCIPALLY INTERCOMPANY INTEREST INCOME)         $     8,730      $  8,736         $   27,473


COSTS AND EXPENSES:

     Selling, general and administrative                              1,063        14,335                 -
     Restructuring charges                                             -            1,072              1,870
     Interest expense (primarily intercompany)                         -            4,143             12,494
                                                               -----------------------------------------------------
   (LOSS) INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES
                                                                      7,667       (10,814)            13,109

   PROVISION (BENEFIT) FOR INCOME TAXES                                -              272               (431)
                                                               -----------------------------------------------------
                                                                      7,667       (11,086)            13,540
   DEFICIT IN NET LOSS OF SUBSIDIARY                                (57,347)     (186,417)           (80,587)
                                                               -----------------------------------------------------
   NET LOSS                                                     $   (49,680)  $  (197,503)       $   (67,047)
                                                               =====================================================

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                                                   ELEVEN
                                                                                   MONTHS               YEAR
                                                                 YEAR ENDED        ENDED               ENDED
                                                                DECEMBER 27,     DECEMBER 28,        FEBRUARY 3,
                                                                    1997            1996                1996
                                                               ---------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES                          $     6,254      $      6,366      $     10,596


INVESTING ACTIVITIES:

     Purchase of property, plant and equipment                      (9,885)              (99)              (19)
     Deposits                                                       (3,497)                -                 -
                                                             -------------------------------------------------------
   NET CASH USED IN INVESTING ACTIVITIES                           (13,383)              (99)              (19)

   FINANCING ACTIVITIES:
     Proceeds from issuance of Preferred Stock - Series B                -            65,000                 -
     Issuance costs of Preferred Stock - Series B                        -            (6,248)                -
     Redemption of Preferred Stock - Series A                            -            (9,985)                -
     Dividends paid on Preferred Stock - Series A                        -              (646)                -
     Proceeds from sale of Common Stock                              1,556            28,886               517
     Proceeds from Municipal Government Grants                       3,000                 -                 -
     Net decrease in borrowings of revolving credit facility             -                 -           (32,000)

     Net loans to subsidiaries                                     (38,109)          (23,208)           17,905
     Other                                                            (159)              (85)             (509)
                                                             -------------------------------------------------------
   NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES             (33,712)           53,714           (14,087)

   NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (40,840)           59,981            (3,510)
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   59,995                14             3,524
                                                             -------------------------------------------------------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    19,155      $     59,995       $        14
                                                             =======================================================



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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED DECEMBER 27, 1997, THE ELEVEN MONTHS ENDED DECEMBER 28, 1996 AND THE YEAR ENDED JANUARY 3, 1996 (IN THOUSANDS)

                                                                                 ALLOWANCE
                                                     ALLOWANCE FOR DOUBTFUL  FOR SALES DISCOUNTS
                                                            ACCOUNTS            AND RETURNS                TOTAL
                                                     ----------------------  -------------------   -----------------------
BALANCES, JANUARY 28, 1995                          $         4,067         $         7,472         $       11,539

    Additions charged to costs and expenses                   1,440                  16,712                 18,152
    Deductions - amounts written off                         (2,989)                (19,708)               (22,697)
    Foreign currency conversion                                   4                       6                     10
                                                    -----------------------  -------------------   -----------------------

BALANCES, FEBRUARY 3, 1996                                    2,522                   4,482                  7,004

    Additions charged to costs and expenses                   5,719                  21,742                 27,461
    Deductions - amounts written off                         (3,865)                 (9,480)               (13,345)
    Foreign currency conversion                                   3                       3                      6
                                                    -----------------------  -------------------   -----------------------

BALANCES, DECEMBER 28, 1996                                   4,379                  16,747                 21,126

    Additions charged to costs and expenses                   3,608                  13,736                 17,344
    Deductions - amounts written off                           (776)                (13,426)               (14,202)
    Foreign currency conversion                                  (3)                    (16)                   (19)
                                                    ----------------------- ---------------------   -----------------------

BALANCES, DECEMBER 27, 1997                         $         7,208         $        17,041         $       24,249
                                                    ======================= =====================   =======================
