Form 10-Q
period 1998-03-28
GOLDEN BOOKS FAMILY ENTERTAINMENT INC
filed 1998-05-12
CIK 790706

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 1998
                               --------------

                                      OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ------------------
Commission file number 0-14399
                       -------

                    GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                    06-1104930
---------------------------------                 -------------------
  (State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)                 Identification No.)

888 Seventh Avenue, New York, New York                   10106
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                                (212) 547-6700
                                --------------
             (Registrant's telephone number, including area code)


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

           Common stock, par value $.01 per share: 27,294,814 shares
                        outstanding as of May 8, 1998.

                    GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.

                               TABLE OF CONTENTS

                                                                    Page
                                                                   Number
                                                                   ------
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

                Condensed Consolidated Balance Sheets--               3
                  March 28, 1998 (Unaudited) and
                  December 27, 1997

                Condensed Consolidated Statements of Operations       5
                  and Comprehensive Loss--Three months ended
                  March 28, 1998 and March 29, 1997  (Unaudited)

                Condensed Consolidated Statements of Cash Flows--     6
                  Three months ended March 28, 1998 and
                  March 29, 1997 (Unaudited)

                Notes to Condensed Consolidated Financial             8
                  Statements (Unaudited)

Item 2. Management's Discussion and Analysis of                      13
             Financial Condition and Results of Operations

PART II OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K                             17

SIGNATURES                                                           18

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
-------------------------------------------------------------------------------

                                                                                           MARCH 28,           DECEMBER 27,
                                                                                              1998                 1997
                                                                                              ----                 ----
                                                                                          (unaudited)
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                                       $        30,125       $       57,411
         Accounts receivable, net                                                                 42,395               51,153
         Inventories                                                                              33,183               34,659
         Net assets held for sale                                                                  9,877                9,873
         Other current assets                                                                     18,896               17,250
                                                                                        -----------------    -----------------

         Total current assets                                                                    134,476              170,346
                                                                                        -----------------    -----------------

OTHER ASSETS
         Accounts receivable - long term                                                           5,128                3,207
         Other noncurrent assets                                                                  17,572               17,126
                                                                                        -----------------    -----------------

         Total other assets                                                                       22,700               20,333
                                                                                        -----------------    -----------------

PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation and amortization
   of $41,055 as of March 28, 1998 and $39,620 as of December 27, 1997                            43,213               38,256

FILM LIBRARY, net of accumulated amortization of $5,960 as of March 28, 1998 and
   $4,364 as of December 27, 1997                                                                 62,304               63,638

GOODWILL, net of accumulated amortization of $1,905 as of March 28, 1998 and
   $1,605 as of December 27, 1997                                                                 30,291               30,591
                                                                                        -----------------    -----------------

TOTAL ASSETS                                                                              $      292,984      $       323,164
                                                                                        =================    =================

                      See Notes to Condensed Consolidated
                             Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In Thousands Except for Share Data)
-------------------------------------------------------------------------------

                                                                                           MARCH 28,           DECEMBER 27,
                                                                                              1998                 1997
                                                                                              ----                 ----
                                                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
         Accounts payable                                                               $         19,632     $         21,454
         Accrued compensation and fringe benefits                                                  5,779                5,887
         Other current liabilities                                                                38,926               47,225
                                                                                        -----------------    -----------------

         Total current liabilities                                                                64,337               74,566
                                                                                        -----------------    -----------------

NONCURRENT LIABILITIES
         Long term debt                                                                          149,903              149,897
         Accumulated postretirement benefit obligation                                            29,612               29,365
         Deferred compensation and other deferred liabilities                                     20,291               19,938
                                                                                        -----------------    -----------------

         Total noncurrent liabilities                                                            199,806              199,200
                                                                                        -----------------    -----------------

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S AND GOLDEN BOOKS
   PUBLISHING COMPANY, INC.'S CONVERTIBLE DEBENTURES                                             110,765              110,707

STOCKHOLDERS' DEFICIT:
         Convertible Preferred Stock - Series B, 13,000 shares authorized,
           no par value, 13,000 shares issued and outstanding;                                    65,000               65,000
         Common Stock, $.01 par value, 60,000,000 shares authorized,
           27,099,814 and 26,887,313 shares issued as of March 28, 1998 and
           December 27, 1997, respectively                                                           271                  269
         Additional paid in capital                                                              128,714              128,533
         Accumulated deficit                                                                    (271,663)            (250,791)
         Cumulative foreign translation adjustments                                               (1,424)              (1,498)
                                                                                        -----------------    -----------------
                                                                                                 (79,102)             (58,487)
         Less cost of Common Stock in treasury - 208,800 shares                                    2,822                2,822
                                                                                        -----------------    -----------------

         Total stockholders' deficit                                                             (81,924)             (61,309)
                                                                                        -----------------    -----------------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $       292,984      $       323,164
                                                                                        =================    =================



                      See Notes to Condensed Consolidated
                             Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands Except for Per Share Data)
-------------------------------------------------------------------------------

                                                                                               THREE MONTHS ENDED
                                                                                       ----------------------------------------
                                                                                           MARCH 28,             MARCH 29,
                                                                                             1998                  1997
                                                                                             ----                  ----
                                                                                                     (unaudited)
                                                                                         $        46,534       $        65,816
                                                                                       ------------------    ------------------
REVENUES
COSTS AND EXPENSES:
         Cost of sales                                                                            36,975                45,001
         Selling, general and administrative                                                      25,696                26,125
                                                                                       ------------------    ------------------

         Total costs and expenses                                                                 62,671                71,126
                                                                                       ------------------    ------------------

LOSS BEFORE DISTRIBUTIONS ON GUARANTEED PREFERRED BENEFICIAL
   INTERESTS IN THE COMPANY'S AND GOLDEN BOOKS PUBLISHING COMPANY,
   INC.'S CONVERTIBLE DEBENTURES, INTEREST EXPENSE, AND BENEFIT
   FOR INCOME TAXES                                                                             (16,137)               (5,310)


DISTRIBUTIONS ON GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE
   COMPANY'S AND GOLDEN BOOKS PUBLISHING COMPANY, INC.'S
   CONVERTIBLE DEBENTURES                                                                          2,516                 2,516

INTEREST EXPENSE, NET OF INTEREST INCOME OF $700 AND $1,900,
   RESPECTIVELY                                                                                    2,269                 1,054
                                                                                       ------------------    ------------------

LOSS BEFORE BENEFIT FOR INCOME TAXES                                                             (20,922)               (8,880)

BENEFIT FOR INCOME TAXES                                                                             (50)                   (8)
                                                                                       ------------------    ------------------

NET LOSS                                                                                         (20,872)               (8,872)

OTHER COMPREHENSIVE INCOME (LOSS) :
   FOREIGN CURRENCY TRANSLATION                                                                       74                  (57)
                                                                                       ------------------    ------------------

COMPREHENSIVE LOSS                                                                       $      (20, 798)       $       (8,929)
                                                                                       ==================    ==================

NET LOSS PER BASIC COMMON SHARE                                                          $         (0.85)       $        (0.41)
                                                                                       ==================    ==================



                      See Notes to Condensed Consolidated
                             Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
-------------------------------------------------------------------------------

                                                                                             THREE MONTHS ENDED
                                                                                   ----------------------------------------
                                                                                       MARCH 28,             MARCH 29,
                                                                                         1998                  1997
                                                                                         ----                  ----
                                                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                             $    (20,872)          $    (8,872)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                                             3,304                 2,603
     Provision for losses on accounts receivable                                                 155                   616
     Other non-cash                                                                              395                     -
     Changes in assets and liabilities:
       Decrease in accounts receivable                                                         6,682                   918
       Decrease in inventories                                                                 1,476                 3,820
       Increase in other current assets                                                       (1,646)               (2,204)
       (Decrease) increase in accounts payable                                                (1,822)                  744
       Decrease in accrued compensation and fringe
         benefits                                                                               (108)               (2,583)
       Other assets and liabilities                                                           (8,480)              (12,504)
                                                                                   ------------------    ------------------

         Net cash used in operating activities                                               (20,916)              (17,462)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property, plant and equipment                                              (6,392)               (1,658)
   Additions to film library                                                                    (235)                    -
   Collateral for letter of credit associated with lease
     for new corporate office                                                                      -                (3,000)
                                                                                   ------------------    ------------------

     Net cash used in investing activities                                                    (6,627)               (4,658)


                      See Notes to Condensed Consolidated
                             Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)
-------------------------------------------------------------------------------


                                                                                             THREE MONTHS ENDED
                                                                                   ----------------------------------------
                                                                                       MARCH 28,             MARCH 29,
                                                                                         1998                  1997
                                                                                         ----                  ----
                                                                                                 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                             $         183          $        226
                                                                                   ------------------    ------------------

       Net cash provided by financing activities                                                 183                   226

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                           74                   (58)
                                                                                   ------------------    ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (27,286)              (21,952)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                57,411               139,686
                                                                                   ------------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $      30,125          $    117,734
                                                                                   ==================    ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest and distribution on Guaranteed
       Preferred Beneficial Interests in the
       Company's and Golden Books Publishing Company,
       Inc.'s Convertible Debentures                                                   $       8,253          $      8,253
                                                                                   ==================    ==================
     Income taxes, net of refunds received                                             $          10          $        (27)
                                                                                   ==================    ==================



                      See Notes to Condensed Consolidated
                             Financial Statements

           GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Golden Books Family Entertainment, Inc. and Subsidiaries (the "Company") as of March 28, 1998 and the results of operations and cash flows for the three month periods ended March 28, 1998 and March 29, 1997. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company contained in the Company's Form 10-K for the year ended December 27, 1997.

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

The results of Golden Books Financing Trust (the "Trust") are included in the Company's condensed consolidated financial statements since its inception on August 20, 1996. The Trust, which is the issuer of 8 3/4% Convertible Trust Originated Preferred Securities, referred to in the Company's financial statements as "the 8 3/4% Guaranteed Preferred Beneficial Interests in the Company's and Golden Books Publishing Company Inc.'s Convertible Debentures" (the "Preferred Securities"), is wholly owned by the Company, has no independent operations and its assets consist solely of the $118.6 million in aggregate principle amount of 8 3/4% Convertible Debentures due 2016 of the Company and Golden Books Publishing Company, Inc. ("Golden Books Publishing") (see Note D). The obligations of the Trust, which consist of the Preferred Securities, are fully and unconditionally guaranteed by the Company. All material intercompany items and transactions have been eliminated.

NOTE B - Liquidity

As of March 28, 1998, the Company had approximately $70.2 million in working capital, including approximately $30.1 million in cash. The continued implementation of management's plan to return the Company's core publishing business to profitability and to re-deploy assets (the "Plan") beyond the next twelve months may require financial resources greater than the Company's current cash position and future cash flow. Accordingly, the Company is currently seeking additional financing. In connection therewith, the Company has signed a commitment letter for a $30 million revolving credit facility ("Line of Credit"). Entering into the Line of Credit requires the appropriate approval from a majority of the holders of the Company's $150 million, 7.65% Senior Notes (the "Indenture"). Consequently, the Company is seeking approval from a majority of the indenture holders. Management believes that they will be successful in obtaining the Line of Credit. In the event the Company is unable to obtain the approval of the majority of the holders of the 7.65% Senior Note the Company is also seeking a receivables financing facility that would not require approval of the Senior Note holders under the indenture. Although the Company is confident that the financing alternatives will be available, there can be no assurance that the desired elements of the financing can be obtained on acceptable terms. If the Company does not consummate the Line of Credit or the receivables financing, it may be required to seek other alternative sources of financing.

NOTE C - Recent Accounting Pronouncements

PER SHARE DATA

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"), which is effective for fiscal periods beginning after December 15, 1997. FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the FAS 128 requirements. The Company adopted the requirements in the first quarter of 1998.

Net loss per basic common share for the three months ended March 28, 1998 and March 29, 1997, is based on the net loss for the period plus preferred dividend requirements divided by the weighted average number of basic common shares outstanding. Shares issuable upon the exercise of all common stock equivalents consisting primarily of stock options and warrants are not included in the computations since their effect is antidilutive.

REPORTING COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which is effective for fiscal years beginning after December 15, 1997. FAS 130 established new rules for the reporting and display of comprehensive income and its components. FAS 130 requires the Company's foreign currency translation adjustments, which are currently reported in stockholders' deficit, to be included in other comprehensive income and the disclosure of total comprehensive income. The Company adopted the requirements in the first quarter of 1998.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"), which is effective for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements in 1998. Although FAS 131 need not be applied to interim financial statements in the initial year of its application, comparative information for interim periods in the initial year of application must be reported in financial statements for interim periods in the second year of application. Management has not yet completed its review of FAS 131, but its adoption will not have a material effect on the Company's statement of position or revenues, only on the composition of its reportable segments.

EMPLOYER'S DISCLOSURE ABOUT PENSIONS AND OTHER POST-RETIREMENT BENEFITS

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Post-Retirement Benefits" ("FAS 132"), which is effective for fiscal years beginning after December 15, 1997. FAS 132 standardizes the disclosure requirements for pension and other post-retirement benefits to the extent practicable, requires additional information on charges in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain disclosure. FAS 132 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements in 1998. Management has not completed its review of FAS 132 but does not anticipate that its adoption will have a material effect on the consolidated financial statements.


NOTE D - Inventories

Inventories consisted of the following:

                                   March 28, 1998        December 27, 1997
                                  ------------------     ------------------
                                              (In thousands)
Raw materials                     $           2,392      $           2,373
Work-in-process                               4,182                  3,819
Finished goods                               22,725                 25,121
Film library                                  3,884                  3,346
                                  ------------------     ------------------
                                  $          33,183       $         34,659
                                  ==================     ==================


NOTE E -  Net Assets Held for Sale

As of March 28, 1998, net assets held for sale totaling approximately $9.9 million included the Company's, (i) Fayetteville facility, which was closed in conjunction with the sale of the Company's game and puzzle business, (ii) Creative Center, a facility of Golden Books Publishing, and (iii) Coffeyville Distribution Center, a facility of Golden Books Publishing.

NOTE F - Preferred Securities

During the eleven months ended December 28, 1996, the Company raised a total of $115.0 million through a private placement of Preferred Securities under Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Preferred Securities were issued by the Trust, a Delaware business trust financing vehicle. The Company owns all of the common securities of the Trust. The net proceeds of such offering, after commissions and expenses, were approximately $110.8 million. The Preferred Securities pay quarterly distributions at an annual distribution rate of 8 3/4% (subject to any deferral of interest payments on the Preferred Securities by the Company and Golden Books Publishing), have an aggregate liquidation preference of $115.0 million and are convertible at the option of their holders into Convertible Debentures, which are immediately convertible into Common Stock of the Company at an initial conversion price of $13.00 per share. The Convertible Debentures will mature August 20, 2016, and may be redeemed, in whole or in part, at anytime after the occurrence of a Tax Event or on an Investment Company Event. The carrying amount of the Preferred Securities approximates its fair value. Effective January 10, 1997, the Company registered the resale of the Preferred Securities with the Securities and Exchange Commission.

The Company and its subsidiary, Golden Books Publishing, are joint and several obligors of the Preferred Securities and they have fully and unconditionally guaranteed the Trust's obligations under the Preferred Securities. Separate financial statements of Golden Books Publishing are not presented in their entirety as the separate financial statements would not be materially different from the consolidated financial statements of the Company. Summarized financial statements of Golden Books Publishing as of and for the three months ended March 28, 1998 are as follows (in thousands):


Current assets                                               $     113,784
Noncurrent assets                                                  139,578
                                                             --------------
  Total Assets                                               $     253,362
                                                             ==============

Current liabilities                                          $     136,738
Noncurrent liabilities                                             188,748
                                                             --------------
  Total Liabilities                                                325,486
  Preferred Securities                                             110,765
Stockholders' Deficit                                             (182,889)
                                                             --------------
  Total Liabilities and Stockholders' Deficit                $     253,362
                                                             ==============

Revenues                                                     $      46,534
Gross profit                                                        11,481
Loss before interest expense and benefit for income taxes          (16,897)
Net loss                                                           (19,881)

The Indenture covering the Company's 7.65% Senior Notes due 2002 restricts the ability of Golden Books Publishing to pay cash dividends or make other cash distributions to the Company.

NOTE G - Loss Per Common Share

Loss per common share was computed as follows:

                                                Three Months Ended
                                                ------------------
                                         March 28, 1998    March 29, 1997
                                         --------------    --------------
                                      (In thousands except for per share data)
Net Loss                                    $ (20,872)       $  (8,872)
Preferred dividend requirements                (2,194)          (1,877)
                                          -------------     ------------
Loss applicable to basic common stock       $ (23,066)       $ (10,749)
                                          =============     ============

Weighted average basic common
  shares outstanding                           27,077           25,983
                                          -------------     ------------
Loss per basic common share                 $   (0.85)       $   (0.41)
                                          =============     ============


NOTE H - Contingencies

Golden Books Publishing and Penn have been informed by the Environmental Protection Agency (the "EPA") and/or state regulatory agencies that they may be potentially responsible parties ("PRPs") and face liabilities under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly know as "CERCLA" or "Superfund") or similar state laws. In all cases except those described below, the Company has resolved its liability or is in the process of resolving its liability for amounts not material. Although the Company divested Penn in December 1996, the Company has agreed to indemnify Peacock Papers, Inc. against certain of Penn's environmental liabilities, including the Cork Street Landfill and Fulford Street Property discussed herein.

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

On October 2, 1996, the Company received notice from the City Attorney of Kalamazoo, Michigan that Beach Products, a division of Penn, will be asked to participate in the remediation of the Cork Street Landfill site located in the city which was allegedly used by Beach Products in the past. Current cost estimates for the remediation required at the site are as high as $24,000,000. More than 70 entities will be requested to provide financial contribution to the remediation.

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

On December 19, 1997, Contempo Colours, Inc. ("Contempo") filed suit against Golden Books Publishing in the circuit court for the County of Kalamazoo, Michigan, alleging damages arising out of a dispute between Contempo and Golden Books Publishing relating to the sale to Contempo of Penn on December 23, 1996. The Company and Contempo entered into a standstill agreement with respect to the suit on January 7, 1998, whereby Contempo agreed to suspend the suit while the parties negotiated a settlement of all claims. In April 1998, the Company and Contempo entered into a settlement agreement pursuant to which Contempo agreed to drop the suit in exchange for the cancellation by the Company of two notes issued to the Company by Contempo in an aggregate amount of $4 million and the assumption by the Company of certain workers' compensation expenses.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Golden Books Family Entertainment, Inc. and Subsidiaries (the "Company") for the three months ended March 28, 1998 and March 29, 1997 and the related notes thereto.

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

THREE MONTHS ENDED MARCH 28, 1998 COMPARED TO THREE MONTHS ENDED MARCH 29, 1997

The Company reports results under three segments: (i) the Consumer Products Segment ("Consumer"), (ii) the Entertainment Segment ("Entertainment") and
(iii) the Commercial Products Segment ("Commercial"). Consumer includes the Children's and Adult Publishing Divisions. Entertainment, which was formed following the Broadway Video Acquisition, includes home video, television program licensing, merchandising and other character licensing. Commercial includes the Commercial Printing division and during the year ended December 28, 1996 included the Cambridge commercial printing operations which was sold during December of 1997. Commercial makes use of excess capacity in the Consumer manufacturing facility and is operated to reduce fixed overhead costs of that operation and is not considered to be a core business segment of the Company.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 changes the way companies report segment information in financial statements. The Company has not yet determined the impact of the implementation of FAS 131 on the Company's segment reporting, but its adoption will not have a material effect on the Company's statement of position or revenues, only on the composition of its reportable segments.

Revenues

Total revenues for the quarter ended March 28, 1998 decreased $19.3 million (29.4%) to $46.5 million compared to $65.8 million for the quarter ended March 29, 1997. Excluding operations that have been sold, revenues declined $9.8 million (17.5%) to $46.5 million for the quarter ended March 28, 1998 compared to $56.3 million for the quarter ended March 29, 1997.

Consumer revenues decreased $3.7 million (9.4%) to $36.2 million for the quarter ended March 28, 1998 compared to $39.9 million for the quarter ended March 29, 1997. The decline in Consumer revenues was primarily due to a major promotion based on a "Star Wars" theme that took place during the first quarter of 1997 which was not repeated in 1998. In addition, lower sales at Toys-R-Us and Kmart had a negative impact on revenues during the quarter ended March 28, 1998.

Entertainment revenues decreased $3.1 million (30.8%) to $7.0 million for the quarter ended March 28, 1998 compared to $10.1 million for the quarter ended March 29, 1997. The decline in Entertainment revenues was primarily due to the timing of the revenue for a major annual Christmas video promotion with the U.S. Postal Service.

Commercial revenues excluding operations that were sold (in the quarter ended March 29, 1997 Cambridge operations had revenue of $9.5 million) decreased $3.0 million (47.3%) to $3.3 million for the quarter ended March 28, 1998 compared to $6.3 million for the quarter ended March 29, 1997. The decline in revenues was primarily due to the lack of printing capacity resulting from the move to the new manufacturing facility. During the current quarter, a significant number of the printing presses were disassembled, moved and reassembled.

Gross Profit

Total gross profit excluding operations that were sold and one-time transition costs decreased $7.5 million (39.6%) for the quarter ended March 28, 1998 to $11.5 million compared to $19.0 million for the quarter ended March 29, 1997. As a percentage of revenues, total gross profit margin before operations that have been sold and one-time transition costs decreased to 24.7% for the quarter ended March 28, 1998 from 33.7% for the quarter ended March 29, 1997. One-time transition costs of $1.9 million related to the move to the new manufacturing facility.

Consumer gross profit decreased $6.2 million (45.4%) to $7.5 million for the quarter ended March 28, 1998 compared to $13.7 million for the quarter ended March 29, 1997. As a percentage of revenues, the Consumer gross profit margin decreased to 20.7% for the quarter ended March 28, 1998 from 34.3% for the quarter ended March 29, 1997. The decrease in gross profit margin is primarily due to the lower level of sales, a product mix change to lower margin products and higher manufacturing costs.

Entertainment gross profit decreased $1.3 million (24.6%) to $4.0 million for the quarter ended March 28, 1998 compared to $5.3 million for the quarter ended March 29, 1997. As a percentage of revenues, the gross profit margin increased to 57.2% for the quarter ended March 28, 1998 compared to 52.4% the quarter ended March 29, 1997. The improvement was primarily due to higher margin television license sales.

Commercial utilizes excess capacity in the consumer manufacturing facility and is operated to reduce fixed overhead costs of that operation. In the future, commercial cost of sales are expected to approximate revenues. In the quarter ended March 29, 1997 Cambridge operations which were sold had a gross profit of $1.8 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses before one-time transition costs, decreased $1.8 million to $21.5 for the quarter ended March 28, 1998 compared to $23.3 million for the quarter ended March 29, 1997. This decrease reflects ongoing corporate costs reductions partially offset by increased selling and marketing costs. One-time transition costs of $4.2 million in the quarter ended March 28, 1998 are primarily related to the move to the new manufacturing facility. One-time transition costs of $2.8 million for the quarter ended March 29, 1997 included $1.3 million of consulting costs and $1.5 million of information system changeover costs.

Interest Expense, net

Interest income for the quarter ended March 28, 1998 decreased $1.2 million to $0.7 million from $1.9 million for the quarter ended March 29, 1997. The decrease in interest income was due to lower cash and cash equivalent balances throughout the period.

Interest expense (including the distributions on the guaranteed preferred beneficial interest in the Company's and Golden Books Publishing's Convertible Debentures (the "Preferred Securities")) for the three months ended March 28, 1998 and the three months ended March 29, 1997 was unchanged at $5.5 million. Total average outstanding debt (including the Preferred Securities) was unchanged at $265.0 million in the quarter ended March 28, 1998 and the quarter ended March 29, 1997.

Income Taxes

The Company does not anticipate any significant provision or benefit for income taxes in the fiscal period ending December 26, 1998. As such, operations for the three months ended March 28, 1998 do not include an income tax benefit from domestic operations as no tax benefit was provided on operating losses. Profitable operating results in subsequent periods will benefit from an income tax rate which will be lower than the statutory rate due to the reinstatement of deferred tax assets for which a valuation allowance was established.

Net Loss

The net loss for the quarter ended March 28, 1998 was $(20.9) million, or $(0.85) per basic common share, compared to a net loss of $(8.9) million, or $(0.41) per basic common share, for the quarter ended March 29, 1997. The deterioration was due to the factors described above.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


As of March 28, 1998, the Company had approximately $70.2 million in working capital, including approximately $30.1 million in cash. The continued implementation of management's plan to return the Company's core publishing business to profitability and to re-deploy assets (the "Plan") beyond the next twelve months may require financial resources greater than the Company's current cash position and future cash flow. Accordingly, the Company is currently seeking additional financing. In connection therewith, the Company has signed a commitment letter for a $30 million revolving credit facility ("Line of Credit"). Entering into the Line of Credit requires the appropriate approval from a majority of the holders of the Company's $150 million, 7.65% Senior Notes (the "Indenture"). Consequently, the Company is seeking approval from a majority of the indenture holders. Management believes that they will be successful in obtaining the Line of Credit. In the event the Company is unable to obtain the approval of the majority of the holders of the 7.65% Senior Note the Company is also seeking a receivables financing facility that would not require approval of the Senior Note holders under the indenture. Although the Company is confident that the financing alternatives will be available, there can be no assurance that the desired elements of the financing can be obtained on acceptable terms. If the Company does not consummate the Line of Credit or the receivables financing, it may be required to seek other alternative sources of financing.

Operations for the quarter ended March 28, 1998, excluding one-time transition costs of $6.1 million resulting from the strategic redirection of the Company and payments of restructuring costs accrued during the period ended December 28, 1996 of $1.1 million, utilized cash of approximately $13.7 million compared to cash utilized, excluding one-time transition costs of $2.8 million and payments of restructuring costs accrued during the period ended December 28, 1996 of $1.2 million, of $13.4 million for the quarter ended March 29, 1997. Acquisitions of property, plant and equipment were $6.4 million during the three months ended March 28, 1998, as compared to $1.7 million during the three months ended March 29, 1997.

Working capital at March 28, 1998 was $70.2 million, as compared to $95.8 million at December 27, 1997. The decrease resulted from the investment in property, plant and equipment and the funding requirements for the Company's operations during the three months ended March 28, 1998.

The Company expects to spend approximately $6.9 million for one-time transition costs to be incurred in connection with its strategic plan during the remainder of fiscal 1998. As of March 28, 1998, the Company maintained sufficient accruals for restructuring costs which are expected to be paid out during the remainder of fiscal 1998.

The Company believes that, based on the carrying value of both certain assets held for sale and inventory to be discontinued or replaced in connection with the Company's strategic actions, it will realize cash proceeds in excess of $10.0 million on the sale of these assets. Such proceeds and cash attributable to the Company's cost savings will be used in connection with the Company's change in strategic focus and other strategic measures.

The Company will continue to consider acquisitions and joint ventures. The Company expects to evaluate all viable forms of financing when examining potential future acquisitions. There can be no assurance however, that adequate capital will be available on terms acceptable to the Company.

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



                                      GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.




May 12, 1998                          /s/  Richard E. Snyder
                                      -----------------------------------------
                                      Richard E. Snyder
                                      Chairman of the Board, President and
                                      Chief Executive Officer



May 12, 1998                          /s/  John C. Ferrara
                                      -----------------------------------------
                                      John C. Ferrara
                                      Executive Vice President and
                                      Chief Financial Officer