Form 10-Q
period 1998-06-27
GOLDEN BOOKS FAMILY ENTERTAINMENT INC
filed 1998-08-11
CIK 790706

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 27, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to______________________

Commission file number     0-14399
                      --------------------

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

Common stock, par value $.01 per share: 27,489,814 shares outstanding as of August 10, 1998.

                    GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.
                    ---------------------------------------

                               TABLE OF CONTENTS


                                                                                      Page
                                                                                      Number
                                                                                      ------
PART I FINANCIAL INFORMATION

 Item 1. Financial Statements

            Condensed Consolidated Balance Sheets--                                      3
             June 27, 1998 (Unaudited) and December 27, 1997

            Condensed Consolidated Statements of Operations and Comprehensive Loss--     5
             Three months ended June 27, 1998 and June 28, 1997 (Unaudited)

            Condensed Consolidated Statements of Operations and Comprehensive Loss--     6
             Six months ended June 27, 1998 and June 28, 1997 (Unaudited)

            Condensed Consolidated Statements of Cash Flows--                            7
             Six months ended June 27, 1998 and June 28, 1997 (Unaudited)

            Notes to Condensed Consolidated Financial                                    9
             Statements  (Unaudited)

Item 2. Management's Discussion and Analysis of                                         14
         Financial Condition and Results of Operations

PART II OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                                               20

SIGNATURES                                                                              21



PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)


--------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                         JUNE 27,           DECEMBER 27,
                                                                                                 1998                 1997
                                                                                                 ----                 ----
                                                                                             (unaudited)
CURRENT ASSETS
         Cash and cash equivalents                                                      $         16,657       $       57,411
         Accounts receivable, net                                                                 38,460               51,153
         Inventories                                                                              37,319               34,659
         Net assets held for sale                                                                 10,086                9,873
         Other current assets                                                                     19,943               17,250
                                                                                        -----------------    -----------------


         Total current assets                                                                    122,465              170,346
                                                                                        -----------------    -----------------

OTHER ASSETS

         Accounts receivable - long term                                                           4,813                3,207
         Other noncurrent assets                                                                  17,537               17,126
                                                                                        -----------------    -----------------


         Total other assets                                                                       22,350               20,333
                                                                                        -----------------    -----------------


PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation and amortization of $40,016 as of June 27, 1998 and $39,620 as of December 27,
 1997                                                                                             44,196               38,256

FILM LIBRARY, net of accumulated amortization of $7,048 as of June 27, 1998
 and $4,364 as of December 27, 1997                                                               63,448               63,638

GOODWILL, net of accumulated amortization of $2,205 as of June 27, 1998
 and $1,605 as of December 27, 1997                                                               29,991               30,591
                                                                                        -----------------    -----------------
TOTAL ASSETS                                                                             $       282,450      $       323,164
                                                                                        =================    =================








                      See Notes to Condensed Consolidated

                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

(In Thousands, Except for Share Data)

--------------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                               JUNE 27,           DECEMBER 27,
                                                                                                 1998                 1997
                                                                                                 ----                 ----
                                                                                             (unaudited)
CURRENT  LIABILITIES
         Accounts payable                                                               $         19,431     $         21,454
         Revolving credit facility                                                                12,618                    -
         Accrued compensation and fringe benefits                                                  5,244                5,887
         Other current liabilities                                                                46,717               47,225
                                                                                        -----------------    -----------------
         Total current liabilities                                                                84,010               74,566
                                                                                        -----------------    -----------------


NONCURRENT LIABILITIES
         Long term debt                                                                          149,908              149,897
         Accumulated post-retirement benefit obligation                                           29,447               29,365
         Deferred compensation and other deferred liabilities                                     21,022               19,938
                                                                                        -----------------    -----------------
         Total noncurrent liabilities                                                            200,377              199,200
                                                                                        -----------------    -----------------


GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S AND GOLDEN BOOKS
   PUBLISHING COMPANY, INC.'S CONVERTIBLE DEBENTURES

                                                                                                 110,822              110,707

STOCKHOLDERS' DEFICIT:
         Convertible Preferred Stock - Series B, 13,000 shares authorized,
           no par value, 13,000 shares issued and outstanding;                                    65,000               65,000
         Common Stock, $.01 par value, 60,000,000 shares authorized,
           27,294,814 and 26,887,313 shares issued as of June 27, 1998 and
           December 27, 1997, respectively                                                           273                  269
         Additional paid in capital                                                              128,751              128,533
         Accumulated deficit                                                                   (302,304)            (250,791)
         Cumulative foreign translation adjustments                                              (1,657)              (1,498)
                                                                                        -----------------    -----------------
                                                                                               (109,937)             (58,487)
         Less cost of Common Stock in treasury - 208,800 shares                                    2,822                2,822
                                                                                        -----------------    -----------------
         Total stockholders' deficit                                                           (112,759)             (61,309)
                                                                                        -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $        282,450      $       323,164
                                                                                        =================    =================



                      See Notes to Condensed Consolidated

                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In Thousands, Except for Per Share Data)

--------------------------------------------------------------------------------------------------------------------------
                                                                                               THREE MONTHS ENDED
                                                                                  ----------------------------------------
                                                                                               JUNE 27,              JUNE 28,
                                                                                                 1998                  1997
                                                                                                 ----                  ----
                                                                                             (unaudited)
REVENUES                                                                               $          43,145      $         50,631
                                                                                       ------------------    ------------------
COSTS AND EXPENSES:
         Cost of sales                                                                            41,832                35,496
         Selling, general and administrative                                                      26,996                22,647
                                                                                       ------------------    ------------------
         Total costs and expenses                                                                 68,828                58,143
                                                                                       ------------------    ------------------


LOSS BEFORE DISTRIBUTIONS ON GUARANTEED PREFERRED BENEFICIAL
   INTERESTS IN THE COMPANY'S AND GOLDEN BOOKS PUBLISHING COMPANY,
   INC.'S CONVERTIBLE DEBENTURES, INTEREST EXPENSE, AND BENEFIT
   FOR INCOME TAXES                                                                              (25,683)               (7,512)

DISTRIBUTIONS ON GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE
   COMPANY'S AND GOLDEN BOOKS PUBLISHING COMPANY, INC.'S
   CONVERTIBLE DEBENTURES                                                                          2,516                 2,516

INTEREST EXPENSE, NET OF INTEREST INCOME OF $354 AND $1,679 , RESPECTIVELY                         2,650                 1,279
                                                                                       ------------------    ------------------
LOSS BEFORE BENEFIT FOR INCOME TAXES                                                            (30,849)              (11,307)
BENEFIT FOR INCOME TAXES                                                                           (207)                  (15)
                                                                                       ------------------    ------------------
NET LOSS                                                                                        (30,642)               (11,292)

OTHER COMPREHENSIVE (LOSS) INCOME :
   FOREIGN CURRENCY TRANSLATION                                                                    (233)                    99
                                                                                       ------------------    ------------------
COMPREHENSIVE LOSS                                                                              (30,875)      $       (11,193)
                                                                                       ==================    ==================
NET LOSS PER BASIC COMMON SHARE                                                        $          (1.21)      $         (0.52)
                                                                                       ==================    ==================



                      See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except for Per Share Data)

--------------------------------------------------------------------------------------------------------------------------

                                                                                                SIX MONTHS ENDED
                                                                                       ----------------------------------------
                                                                                                JUNE 27,              JUNE 28,
                                                                                                  1998                  1997
                                                                                                  ----                  ----
                                                                                             (unaudited)

REVENUES                                                                               $          89,679     $         116,447
                                                                                       ------------------    ------------------
COSTS AND EXPENSES:
         Cost of sales                                                                            78,807                80,497
         Selling, general and administrative                                                      52,691                48,772
                                                                                       ------------------    ------------------
         Total costs and expenses                                                                131,498               129,269
                                                                                       ------------------    ------------------

LOSS BEFORE DISTRIBUTIONS ON GUARANTEED PREFERRED BENEFICIAL
   INTERESTS IN THE COMPANY'S AND GOLDEN BOOKS PUBLISHING COMPANY,
   INC.'S CONVERTIBLE DEBENTURES, INTEREST EXPENSE, AND BENEFIT
   FOR INCOME TAXES                                                                              (41,819)              (12,822)

DISTRIBUTIONS ON GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE
   COMPANY'S AND GOLDEN BOOKS PUBLISHING COMPANY, INC.'S
   CONVERTIBLE DEBENTURES                                                                          5,032                 5,032

INTEREST EXPENSE, NET OF INTEREST INCOME OF $1,025 AND $3,578,
   RESPECTIVELY                                                                                    4,919                 2,333
                                                                                       ------------------    ------------------

LOSS BEFORE BENEFIT FOR INCOME TAXES                                                            (51,770)              (20,187)

BENEFIT FOR INCOME TAXES                                                                           (257)                  (23)
                                                                                       ------------------    ------------------

NET LOSS                                                                                        (51,513)              (20,164)

OTHER COMPREHENSIVE (LOSS) INCOME:
   FOREIGN CURRENCY TRANSLATION                                                                    (159)                    42
                                                                                       ------------------    ------------------

COMPREHENSIVE LOSS                                                                              (51,672)              (20,122)
                                                                                       ==================    ==================

NET LOSS PER BASIC COMMON SHARE                                                        $          (2.06)     $          (0.93)
                                                                                       ==================    ==================




                      See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

--------------------------------------------------------------------------------------------------------------------------

                                                                                              SIX MONTHS ENDED
                                                                                   ----------------------------------------
                                                                                            JUNE 27,              JUNE 28,
                                                                                              1998                  1997
                                                                                              ----                  ----
                                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $         (51,513)     $        (20,164)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                             6,391                 5,273
     (Gain) on sale of equipment                                                               (492)                     -
     Provision for losses on accounts receivable                                                 232                 1,879
     Other non-cash                                                                              790                   992
     Changes in assets and liabilities:
       Decrease in accounts receivable                                                        10,855                   305
       Increase in inventories                                                               (2,660)               (2,123)
       Increase in other current assets                                                      (2,693)               (2,627)
       Decrease in accounts payable                                                          (2,023)               (2,666)
       Decrease in accrued compensation and fringe
         benefits                                                                              (643)               (3,422)
       Other assets and liabilities                                                            (510)               (9,431)
                                                                                   ------------------    ------------------

         Net cash used in operating activities                                              (42,266)              (31,984)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property, plant and equipment                                             (9,330)               (4,519)
   Proceeds from sale of equipment                                                               655                     -
   Additions to film library                                                                 (2,494)                 (393)
   Collateral for letter of credit associated with lease
     for new corporate office                                                                      -               (3,305)
                                                                                   ------------------    ------------------

     Net cash used in investing activities                                                  (11,169)               (8,217)


                      See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

(In Thousands)

--------------------------------------------------------------------------------------------------------------------------

                                                                                              SIX MONTHS ENDED
                                                                                   ----------------------------------------
                                                                                           JUNE 27,              JUNE 28,
                                                                                             1998                  1997
                                                                                             ----                  ----
                                                                                         (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from revolving credit facility                                     $          12,618                     -
   Proceeds from exercise of stock options                                                       222      $          1,032
                                                                                   ------------------    ------------------

       Net cash provided by financing activities                                              12,840                 1,032

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         (159)                  (47)
                                                                                   ------------------    ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (40,754)              (39,216)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                57,411               139,686
                                                                                   ------------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $          16,657          $    100,470
                                                                                   ==================    ==================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest and distribution on Guaranteed Preferred
       Beneficial Interests in the Company's and Golden
       Books Publishing Company, Inc.'s Convertible Debentures                     $         10,774        $       10,768
                                                                                   ==================    ==================
     Income taxes, net of refunds received                                         $             15        $         (317)
                                                                                   ==================    ==================



                      See Notes to Condensed Consolidated
                              Financial Statements

            GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - Basis of Presentation
         ---------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Golden Books Family Entertainment, Inc. and Subsidiaries (the "Company") as of June 27, 1998 and the results of operations and cash flows for the three month and six month periods ended June 27, 1998 and June 28, 1997. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company contained in the Company's Form 10-K for the year ended December 27, 1997.

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

The results of Golden Books Financing Trust (the "Trust") are included in the Company's condensed consolidated financial statements since its inception on August 20, 1996. The Trust, which is the issuer of 8 3/4% Convertible Trust Originated Preferred Securities, referred to in the Company's financial statements as "the 8 3/4% Guaranteed Preferred Beneficial Interests in the Company's and Golden Books Publishing Company Inc.'s Convertible Debentures" (the "Preferred Securities"), is wholly owned by the Company, has no independent operations and its assets consist solely of the $118.6 million in aggregate principle amount of 8 3/4% Convertible Debentures due 2016 of the Company and Golden Books Publishing Company, Inc. ("Golden Books Publishing") (see Note F). The obligations of the Trust, which consist of the Preferred Securities, are fully and unconditionally guaranteed by the Company. All material intercompany items and transactions have been eliminated.

NOTE B - Liquidity
         ---------

As of June 27, 1998, the Company had approximately $38.5 million in working capital, including approximately $16.7 million in cash and cash equivalents. The continued implementation of management's plan to return the Company's core publishing business to profitability and to re-deploy assets (the "Plan") beyond the next twelve months may require financial resources greater than the Company's current cash position and future cash flow. In connection therewith, the Company has obtained a $30.0 million revolving credit facility ("Line of Credit"). The Line of Credit is secured by certain receivables and inventory of Golden Books Publishing Company, Inc. On June 2, 1998 Golden Books Publishing amended the Indenture governing it's 7.65% Senior Notes due 2002 to, among other things, (i) permit Golden Books Publishing to secure up to $30.0 million of borrowings and related obligations under the Line of Credit, (ii) grant to the Trustee for its benefit and for the benefit of the holders of the Senior Notes a security interest in certain assets of Golden Books Publishing, (iii) add a guarantee from the Company and (iv) add certain additional restrictive covenants and amend certain existing covenants. At June 27, 1998, the Company had outstanding borrowings under the revolving credit facility totaling $12.6 million of which $15.0 million was drawn down and $2.4 million was repaid. As previously reported by the Company on July 8, 1998, the Company and Golden Press Holdings L.L.C. ("Golden Press Holdings") have reached a business understanding pursuant to which Golden Press Holdings would provide up to $25 million in financing to the Company. The Company and Golden Press Holdings are discussing the financial and other terms upon which such financing would be made available to the Company, including the appropriate interest or dividend rate, and whether and to what extent such financing may be convertible into common stock. Unforeseen circumstances could affect the Company's financial resources.

NOTE C - Recent Accounting Pronouncements
         --------------------------------

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

Net loss per basic common share for the three and six months ended June 27, 1998 and June 28, 1997, is based on the net loss for the period plus preferred dividend requirements divided by the weighted average number of basic common shares outstanding. Shares issuable upon the exercise of all common stock equivalents consisting primarily of stock options and warrants are not included in the computations since their effect is antidilutive.

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

NOTE D - Inventories
         -----------

Inventories consisted of the following:

                                      June 27,              December 27,
                                       1998                     1997
                                       ----                     ----
                                            (In thousands)
Raw materials                 $           2,665       $          2,373
Work-in-process                           3,024                  3,819
Finished goods                           27,724                 25,121
Film library                              3,906                  3,346
                              ------------------     -----------------
                              $          37,319       $         34,659
                              ==================     ==================


NOTE E -  Net Assets Held for Sale
          ------------------------

As of June 27, 1998, net assets held for sale totaling approximately $10.1 million included the Company's, (i) Fayetteville facility, which was closed in conjunction with the sale of the Company's game and puzzle business, (ii) Creative Center, a facility of Golden Books Publishing, and (iii) Coffeyville Distribution Center, a facility of Golden Books Publishing.

NOTE F - Preferred Securities
         --------------------

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

The Company and its subsidiary, Golden Books Publishing, are joint and several obligors of the Preferred Securities and the Company has fully and unconditionally guaranteed the Trust's obligations under the Preferred Securities. Separate financial statements of Golden Books Publishing are not presented in their entirety as the separate financial statements would not be materially different from the consolidated financial statements of the Company. Summarized financial statements of Golden Books Publishing as of and for the three and six months ended June 27, 1998 are as follows (in thousands):


  Current assets                                $          119,017
  Noncurrent assets                                        150,244
                                                ------------------
   Total Assets                                 $          269,261
                                                ==================

  Current liabilities                           $          186,472
  Noncurrent liabilities                                   189,327
                                                ------------------
   Total Liabilities                                       375,799
   Preferred Securities                                    110,822
  Stockholders' Deficit                                   (217,360)
                                                ------------------
   Total Liabilities and Stockholders' Deficit  $          269,261
                                                ==================

         -----------------------------
                                       Three Months Ended     Six Months Ended
                                       ------------------     ----------------
                                             June 28,           June 28,
                                               1997              1997
                                               ----              ----
  Revenues                                $   43,145       $    89,679
  Gross profit                                 1,313            10,872
  Loss before interest expense and
  benefit for income taxes                   (25,169)          (43,989)
  Net loss                                $  (32,567)      $   (58,455)

The Indenture covering the Company's 7.65% Senior Notes due 2002 restricts the ability of Golden Books Publishing to pay cash dividends or make other cash distributions to the Company.

NOTE G - Loss Per Common Share
         ---------------------

Loss per common share was computed as follows:



                                                        Three Months Ended                     Six Months Ended
                                                        ------------------                     ----------------
                                                    June 27,           June 28,          June 27,            June 28,
                                                      1998               1997              1998                1997
                                                      ----               ----              ----                ----
                                             (In thousands except for per share data)   (In thousands except for per share data)
Net Loss                                          $    (30,642)     $     (11,292)    $     (51,513)   $         (20,164)
Preferred dividend requirements                         (2,206)            (2,206)           (4,400)              (4,083)
                                                  ------------      -------------     -------------    -----------------
Loss applicable to basic common stock             $    (32,848)     $     (13,498)    $     (55,913)   $         (24,247)
                                                  =============     ==============    ==============   =================

Weighted average basic common shares
outstanding                                             27,165             26,139            27,121               26,061
                                                  ------------      -------------     -------------    -----------------
Loss per basic common share                       $      (1.21)     $       (0.52)    $       (2.06)   $          (0.93)
                                                  =============     ==============    ==============   =================



NOTE H - Contingencies
         -------------

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

At the Hertel Landfill in Plattekill, New York, Golden Books Publishing is one of five PRPs sued by the EPA in 1994 for recovery of past EPA response costs of approximately $2.5 million. In September 1991, the EPA approved a remedial action for the Hertel Landfill site that currently is estimated to cost $4.4 million other than groundwater remediation costs, if any are required. One of the site's non-defendant PRPs has been complying with an EPA unilateral administrative order requiring investigation and clean-up of the site and is now seeking contribution towards its cost from Golden Books Publishing and more than 20 other PRPs. At the time the 1991 order was issued, Golden Books Publishing did not comply. As of June 26, 1996, representatives of Golden Books Publishing reached agreement with the EPA to come into compliance with the order and pay a penalty of $625,000 for previous non-compliance. Additionally, during 1997, Golden Books Publishing paid a total of $1,701,000 for the remediation of the Hertel site, including settlement payments to other PRPs. The Company, other PRPs and the government have reached an allocation and are in the process of entering a consent decree which will establish the Company's future responsibilities at the site.

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

In consideration of the aforementioned matters, the Company has recorded accruals in the deferred compensation and other deferred liabilities account of approximately $5.9 million in the consolidated balance sheet.

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

NOTE I - Subsequent Events
         -----------------

On August 2, 1998, Shari Lewis passed away. In July 1997, the Company acquired Shari Lewis Enterprises, Inc., expanding its library with the addition of the Lamb Chop, Charlie Horse, and Hush Puppy characters, books, television specials, films and home video titles. In January of 1998, the Company began producing The Charlie Horse Music Pizza television show. The Company is insured against, and therefore will not suffer any adverse financial impact from the termination in production of the show caused by Shari Lewis's untimely death.

On August 4, 1998, the Company announced that it has engaged Allen & Company as financial advisors to assist the Company in evaluating strategic opportunities to enhance shareholder value. The Company has not made a decision to pursue any particular opportunity and there is no assurance that any transaction will result from this process.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL AND ADOPTION OF NEW BUSINESS STRATEGY
---------------------------------------------

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Golden Books Family Entertainment, Inc. and Subsidiaries (the "Company") for the three and six months ended June 27, 1998 and June 28, 1997 and the related notes thereto.

As part of the Company's plan to return its core publishing business to profitability and to re-deploy assets, the Company incurred approximately $13.3 million in 1998 in one-time transition costs in connection with the Company's strategic plan, consisting of : (i) $4.3 million in outsourcing premium and
(ii) $9.0 million in costs associated with the new move to the new Racine manufacturing facility. During 1997, the Company incurred one-time transition costs of $11.5 million in connection with the Company's strategic plan. This consisted of: $3.1 million of moving costs associated with new facilities, (ii) $3.5 million for outsourcing of the information technology department, (iii) $4.5 million in consulting services associated with implementing the strategic plan, and (iv) $0.4 million in other costs. The Company's return to profitability is dependent in part on the successful implementation of management's new strategy. As the Company's new strategy has not yet been fully implemented, the Company does not expect to generate positive net income until beyond 1999 at the earliest.

THREE AND SIX MONTHS ENDED JUNE 27, 1998 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 28, 1997

The Company reports results under three segments: (i) the Consumer Products Segment ("Consumer"), (ii) the Entertainment Segment ("Entertainment") and
(iii) the Commercial Products Segment ("Commercial"). Consumer includes the Children's and Adult Publishing Divisions. Entertainment, which was formed following the Broadway Video Acquisition, includes home video, television program licensing, merchandising and other character licensing. Commercial includes the Commercial Printing division and during the year ended December 28, 1997 included the Cambridge commercial printing operation which was sold during December of 1997. Commercial makes use of excess capacity in the Consumer manufacturing facility and is operated to absorb fixed overhead costs of that operation and is not considered to be a core business segment of the Company.

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

Revenues

Total revenues for the three months ended June 27, 1998 decreased $7.5 million (14.8%) to $43.1 million compared to $50.6 million for the three months ended June 28, 1997, and decreased $26.7 million (22.9%) to $89.7 million from $116.4 million for the six months ended June 27, 1998 compared to the six months ended June 28, 1997. Excluding operations that have been sold, revenues declined $1.9 million (4.2%) to $43.1 million for the three months ended June 27, 1998 compared to

$45.0 million for the three months ended June 28, 1997, and decreased $11.5 million (11.4%) to $89.7 million from $101.2 million for the six months ended June 27, 1998 compared to the six months ended June 28, 1997.

Consumer revenues decreased $2.2 million (5.9%) to $34.8 million for the three months ended June 27, 1998 compared to $37.0 million for the three months ended June 28, 1997, and decreased $5.9 million (7.7%) to $71.0 million from $76.9 million for the six months ended June 27, 1998 compared to the six months ended June 28, 1997. The decrease in revenues for the Consumer Product Segments for the three months ended June 27, 1998 was due to reduced promotional activity. This was partially offset by revenue increases in the Company's strategically priced Merrigold line. In addition, lower sales were also due to temporary reductions in buying levels by certain major retailers including Toys-R-Us and Zellers. The decline for the six months ended June 27, 1998 is principally the result of lower sales due to reduced promotional activity including a major promotion based on a "Star Wars" theme that took place during the first quarter of 1997 which was not repeated in 1998. This decline was partially offset by revenue increases in the Company's strategically priced Merrigold line. In addition, lower sales were also due to temporary reductions in buying levels by certain major retailers including Toys-R-Us and Zellers.

Entertainment revenues increased $1.3 million (39.4%) to $4.6 million for the three months ended June 27, 1998 compared to $3.3 million for the three months ended June 28, 1997, and decreased $1.8 million (13.4%) to $11.6 million from $13.4 million for the six months ended June 27, 1998 compared to the six months ended June 28, 1997. The increase in revenue for the three months ended June 27, 1998 was due primarily to increased television revenues associated with Shari Lewis's Charlie Horse Music Pizza and Lassie along with increased merchandising revenue for toys based on Shari Lewis's Charlie Horse Music Pizza and the Golden Books characters. The increase in revenues was partially offset by a decline in Home Video Sales primarily due to the timing of recording revenues for the video promotion with the U.S. Postal Service. The decline for the six months ended June 27, 1998 was primarily due to the timing of revenue for a major annual Christmas video promotion with the U.S. Postal Service. This decline was partially offset by increased television revenues associated with Shari Lewis's Charlie Horse Music Pizza and Lassie as well as increased merchandising revenue for toys based on Shari Lewis's Charlie Horse Music Pizza and the Golden Books characters.

Commercial revenues excluding operations that were sold (in the quarter ended June 28, 1997 Cambridge operations had revenue of $5.6 million) decreased $1.0 million (21.3%) to $3.7 million for the three months ended June 27, 1998 compared to $4.7 million for the three months ended June 28, 1997 and decreased $3.8 million (34.9%) to $7.1 million from $10.9 million for the six months ended June 27, 1998 compared to the six months ended June 28, 1997. The decline in revenues for both three and six month periods ended June 27, 1998 were primarily due to the lack of printing capacity resulting from the move to the new manufacturing facility.

Gross Profit

Total gross profit excluding operations that were sold and one-time transition costs decreased $10.4 million to $3.8 million (73.2%) for the three months ended June 27, 1998, from $14.2 for the three months ended June 27, 1997 and decreased $18.4 (54.8%) from $33.6 to $15.2 million for the six months ended June 27, 1998 compared to the six months ended June 28, 1997. As a percentage of revenues, total gross profit margin before operations that have been sold and one-time transition costs decreased to 8.8% for the three months ended June 27, 1998 from 31.6% for the three months ended June 28, 1997 and decreased to 16.9% from 33.2% for the six months ended June 27, 1998 compared to the six months ended June 28, 1997. For the three months ended June 27, 1998, one-time transition costs of $2.4 million related to the move to the new manufacturing facility.

Consumer gross profit decreased $10.6 million (87.6%) to $1.5 million for the three months ended June 27, 1998, compared to $12.1 million for the three months ended June 28, 1997, and decreased $17.3 million (66.0%) to $8.9 million from $26.2 million for the six months ended June 27, 1998, compared to the six months ended June 28, 1997. As a percentage of revenues, the Consumer gross profit margin decreased to 4.3% for the three months ended June 27, 1998 from 32.7% for the three months ended June 28, 1997, and decreased to 12.5% from 34.1% for the six months ended June 27,1998, compared to the six months ended June 28, 1997. The decrease in gross profit and gross profit margin for the three and six months ended June 27, 1998 was primarily due to the establishment of a reserve for a significant royalty/advance guarantee totaling $5.6 million, along with higher manufacturing and distribution costs and higher royalty rates associated with the Disney and Mattel license agreements. Excluding this guarantee, the gross profit would have been $7.1 million a decrease of $5.0 million (41.3%) from the three months ended June 28, 1997 and as a percentage of revenue, the gross profit margin would have been 20.4% for the three months ended June 27, 1998. For the six months ended June 28, 1998, the gross profit would have been

$14.5 a decrease of $11.7 (44.7%) from the six months ended June 28, 1997 and as a percentage of revenue, the gross profit margin would have been 20.4% for the six months ended June 27, 1998.

Entertainment gross profit increased $.2 million (9.5%) to $2.3 million for the three months ended June 27, 1998 compared to $2.1 million for the three months June 28, 1997, and decreased $1.1 million (14.9%) to $6.3 million from $7.4 million for the six months ended June 27, 1998, compared to the six months ended June 28, 1997. As a percentage of revenues, the gross profit margin decreased to 50.0% for the three months ended June 27, 1998 compared to 63.4% for the three months ended June 28, 1997, and decreased to 54.3% from 55.2% for the six months ended June 27,1998, compared to the six months ended June 28, 1997. The increase in the Entertainment Segment for the three months ended June 27, 1998 was primarily due to higher margin television license sales, offset by lower margins on the product mix of Home Video sales. The decline for the six months ended June 27, 1998 is due to lower margins on the product mix of Home Video sales, offset by higher margin television license sales.

Commercial utilizes excess capacity in the consumer manufacturing facility and is operated to absorb fixed overhead costs of that operation. In the future, commercial cost of sales are expected to approximate revenues. In the three and six months ended June 28, 1997 Cambridge operations which were sold had a gross profit of $.9 million and $2.3 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses before one-time transition costs, increased $1.8 million to $22.2 million for the three months ended June 27, 1998 compared to $20.4 million for the three months ended June 28, 1997. The increase reflects higher selling and marketing costs partially offset by ongoing corporate cost reductions. One-time transition costs of $4.8 million in the three months ended June 27, 1998 are primarily related to the move to the new manufacturing facility. One-time transition costs of $2.3 million for the three months ended June 28, 1997 included $1.2 million of consulting costs, $0.8 million of information system changeover costs and $0.3 million of costs associated with a move of the Company's Racine, Wisconsin manufacturing facility. Selling, general and administrative expenses before one-time transition costs, remained unchanged at $43.7 million for the six months ended June 27, 1998 and June 28, 1997. One-time transition costs of $9.0 million in the six months ended June 27, 1998 are primarily related to the move to the new manufacturing facility. One-time transition costs of $5.1 million for the six months ended June 28, 1997 included $2.5 million of consulting costs, $2.3 million of information system changeover costs and $0.3 million of costs associated with a move of the Company's Racine, Wisconsin manufacturing facility.

Interest Expense, net

Interest income for the three months ended June 27, 1998 decreased $1.4 million to $0.3 million from $1.7 million for the three months ended June 28, 1997 and decreased $2.6 million to $1.0 from $3.6 for the six months ended June 27, 1998 compared to the six months ended June 27, 1997 The decrease in interest income was due to lower cash and cash equivalent balances throughout the period.

Interest expense (including the distributions on the guaranteed preferred beneficial interest in the Company's and Golden Books Publishing's Convertible Debentures (the "Preferred Securities" and Revolving Credit Facility) for the three months ended June 27, 1998 increased by $.1 million to $5.5 million, as compared to $5.4 million for the three months ended June 28, 1997, and increased $.1 million to $11.0 million from $10.9 million for the six months ended June 27, 1998, compared to the six months ended June 27, 1997. Total average outstanding debt (including the Preferred Securities) was $267.0 million for the three months ended June 27, 1998 and $266.0 for the six months ended June 27, 1998 and $265.0 million for the three and six months period ended June 28, 1997.

Income Taxes

The Company does not anticipate any significant provision or benefit for income taxes in the fiscal period ending December 26, 1998. As such, operations for the three and six months ended June 27, 1998 do not include an income tax benefit from domestic operations as no tax benefit was provided on operating losses. Profitable operating results in subsequent periods will benefit from an income tax rate which will be lower than the statutory rate due to the reinstatement of deferred tax assets for which a valuation allowance was established.

Net Loss

The net loss for the three months ended June 27, 1998 was $(30.6) million, or $(1.21) per basic common share, compared to a net loss of $(11.3) million, or $(0.52) per basic common share, for the three months ended June 28, 1997. The net loss for the six months ended June 27, 1998 was $(51.5) million, or $(2.06) per basic common share, compared to a net loss of $(20.1) million, or $(0.93) per basic common share, for the six months ended June 28, 1997 The deterioration was due to the factors described above.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of June 27, 1998, the Company had approximately $38.5 million in working capital, including approximately $16.6 million in cash and cash equivalents. The Company had outstanding borrowings under the revolving credit facility totaling $12.6 million. The continued implementation of management's plan to return the Company's core publishing business to profitability and to re-deploy assets (the "Plan") beyond the next twelve months may require financial resources greater than the Company's current cash position and future cash flow.

Operations for the six months ended June 27, 1998, excluding one-time transition costs of $13.3 million resulting from the strategic redirection of the Company and payments of restructuring costs accrued during the period ended December 28, 1996 of $1.9 million, utilized cash of approximately $27.0 million compared to cash utilized of $24.0 million, excluding one-time transition costs of $5.1 million and payments of restructuring costs accrued during the period ended December 28, 1996 of $2.8 million for the six months ended June 28, 1997. Acquisitions of property, plant and equipment were $9.3 million during the six months ended June 27, 1998, as compared to $4.5 million during the six months ended June 27, 1997.

On June 3, 1998, the Company obtained a $30.0 million revolving credit facility. At June 27, 1998, the Company had outstanding borrowings under the revolving credit facility totaling $12.6 million. As previously reported by the Company on July 8, 1998, the Company and Golden Press Holdings L.L.C. ("Golden Press Holdings") have reached a business understanding pursuant to which Golden Press Holdings would provide up to $25 million in financing to the Company. The Company and Golden Press Holdings are discussing the financial and other terms upon which such financing would be made available to the Company, including the appropriate interest or dividend rate, and whether and to what extent such financing may be convertible into common stock. Unforeseen circumstances could affect the Company's financial resources.

Working capital at June 27, 1998 was $38.5 million, as compared to $95.8 million at December 27, 1997. The decrease resulted from the investment in property, plant and equipment and the funding requirements for the Company's operations during the six months ended June 27, 1998 and the payment of one-time transition and restructuring costs described above.

The Company maintains sufficient accruals for restructuring costs which are expected to be paid out during the remainder of 1998.

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

On August 4, 1998, the Company announced that it has engaged Allen & Company as financial advisors to assist the Company in evaluating strategic opportunities to enhance shareholder value. The Company has not made a decision to pursue any particular opportunity and there is no assurance that any transaction will result from this process.

The Indenture covering the Company's 7.65% Senior Notes due 2002 restricts the ability of Golden Books Publishing to pay cash dividends or make other cash distributions to the Company, as well as the ability of the Company to pay cash dividends or make other distributions on the Company's common stock. On June 2, 1998 Golden Books Publishing amended the Indenture governing it's 7.65% Senior Notes due 2002 to, among other things, (i) permit Golden Books Publishing to secure up to $30.0 million of borrowings and related obligations under the Line of Credit, (ii) grant to the Trustee for its benefit and for the benefit of the holders of the Senior Notes a security interest in certain assets of Golden

Books Publishing, (iii) add a guarantee from the Company and (iv) add certain additional restrictive covenants and amend certain existing covenants.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries to represent years. Any computer program that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or other miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Since early 1997, the Company has been pursuing a strategy of replacing and updating its information systems in connection with its change in strategic focus. The Company believes that the costs of modifying and replacing those systems which are not Year 2000 compliant will be approximately $15.0 million, of which approximately $10.0 million represents new systems development, which will be capitalized, and approximately $5.0 million represents making existing systems year 2000 compliant, which will be expensed as incurred. In addition, the Company is discussing with its vendors and customers the possibility of any interface difficulties which may affect the Company. The project is estimated to be completed prior to any anticipated impact on its operating systems. The Company believes that with a modification and replacement strategy the Year 2000 issue will not pose significant conversion problems for its computer systems. However, if this strategy is not completed on a timely basis, the Year 2000 issue could have a material impact on the operations of the Company.

PART II OTHER  INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                   (a) Exhibits:
                       ---------

Exhibit Number         Description
--------------         -----------

      4.1* Amendment Agreement dated as of June 2, 1998 executed and delivered by Golden Books Publishing Company, Inc. ("GBPC") and Golden Books Family Entertainment, Inc. ("GBFE") and acknowledged by Marine Midland Bank, as trustee ("The Trustee").

      4.2* Second Supplemental Indenture dated as of June 2, 1998 among GBPC, GBFE and the Trustee, to Indenture dated as of September 15, 1992 between GBPC and the Trustee.

      4.3* Security Agreement dated as of June 2, 1998 between GBPC and the Trustee.

      4.4* Registration Rights Agreement dates as of June 2, 1998 among GBPC, GBFE and the Trustee.

      10.1* Loan and Security Agreement dated as of June 3, 1998 between GBPC and NationsCredit Commercial Corporation, through it's NationsCredit Commercial Funding division.

      *  Incorporated by reference to Form 8-K dated June 15, 1998.

      27.1     Financial Data Schedule

                   (b) Reports on Form 8-K:
                       --------------------
                       Current report on Form 8-K dated June 15, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.


 August 11, 1998                           /s/  Richard E. Snyder
                                           ------------------------
                                           Richard E. Snyder
                                           Chairman  of the Board, President and
                                           Chief Executive Officer


August 11, 1998                            /s/  John C. Ferrara
                                           ---------------------
                                           John C. Ferrara
                                           Executive Vice President and
                                           Chief Financial Officer