Form 10-Q
period 1998-09-26
GOLDEN BOOKS FAMILY ENTERTAINMENT INC
filed 1998-11-09
CIK 790706

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 26, 1998
                                ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from__________________to_____________________

Commission file number     0-14399
                      ----------------

                    GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                         06-1104930
-------------------------------                  ----------------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

888 Seventh Avenue, New York, New York                      10106
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

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

  Common stock, par value $.01 per share: 27,899,047 shares outstanding as of
                               November 5, 1998.

                    GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.
                    ---------------------------------------

                               TABLE OF CONTENTS

                                                                                         Page
                                                                                        Number
                                                                                        ------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

              Condensed Consolidated Balance Sheets--
                September 26, 1998 (Unaudited) and December 27, 1997                        3

              Condensed Consolidated Statements of Operations and
                Comprehensive Loss--Three months ended September
                26, 1998 and September 27, 1997 (Unaudited)                                 5

              Condensed Consolidated Statements of Operations and Comprehensive
                Loss-- Nine months ended September 26, 1998 and September 27,
                1997 (Unaudited)                                                            6

              Condensed Consolidated Statements of Cash Flows--
                Nine months ended September 26, 1998 and September 27, 1997                 7
               (Unaudited)

              Notes to Condensed Consolidated Financial Statements (Unaudited)              9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                   15

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                               23

Item 3.    Default Upon Senior Notes                                                       23

Item 6.    Exhibits and reports on Form 8-K                                                23

SIGNATURES                                                                                 24


PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO


GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
-------------------------------------------------------------------------------

ASSETS                                        SEPTEMBER 26,         DECEMBER 27,
                                                 1998                 1997
                                                 ----                 ----
                                              (unaudited)
CURRENT ASSETS
     Cash and cash equivalents                   $ 15,004        $  57,411
     Accounts receivable, net                      51,746           51,153
     Inventories                                   43,149           34,659
     Net assets held for sale                      10,086            9,873
     Other current assets                          24,594           17,250
                                             ------------      -----------

     Total current assets                         144,579          170,346
                                             ------------      -----------

OTHER ASSETS
     Accounts receivable - long term                4,846            3,207
     Other noncurrent assets                       17,330           17,126
                                             ------------      -----------

     Total other assets                            22,176           20,333
                                             ------------      -----------



PROPERTY PLANT AND EQUIPMENT, net of
accumulated depreciation and amortization
of $38,657 as of September 26, 1998 and
$39,620 as of December 27, 1997                    44,569           38,256

FILM LIBRARY, net of accumulated
amortization of $8,205 as of September
26, 1998 and $4,364 as of December 27, 1997        63,613           63,638

GOODWILL, net of accumulated amortization
of $2,505 as of September 26, 1998 and
$1,605 as of December 27, 1997                     29,691           30,591
                                             ------------      -----------

TOTAL ASSETS                                  $   304,628      $   323,164
                                             ============      ===========


                      See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

(In Thousands)

--------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                                  SEPTEMBER 26,     DECEMBER 27,
                                                                      1998              1997
                                                                      ----              ----
                                                                 (unaudited)
CURRENT  LIABILITIES
    Accounts payable                                                $  25,148       $  21,454
    Revolving credit facility                                          27,415               -
    Current portion long term debt                                    149,914               -
    Notes payable                                                      10,000               -
    Accrued compensation and fringe benefits                            1,737           5,887
    Other current liabilities                                          53,397          47,225
                                                                   ----------       ---------

    Total current liabilities                                         267,611          74,566
                                                                   ----------       ---------

NONCURRENT LIABILITIES
    Long term debt                                                          -         149,897
    Accumulated post-retirement benefit obligation                     29,521          29,365
    Deferred compensation and other deferred liabilities               28,211          19,938
                                                                   ----------       ---------

    Total noncurrent liabilities                                       57,732         199,200
                                                                   ----------       ---------

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN
 THE COMPANY'S AND GOLDEN BOOKS PUBLISHING COMPANY,
 INC.'S CONVERTIBLE DEBENTURES                                       110,879          110,707

STOCKHOLDERS' DEFICIT:
  Convertible Preferred Stock - Series B, 13,000 shares
   authorized, no par value, 13,000 shares issued and
   outstanding;                                                       65,000           65,000
  Common Stock, $.01 par value, 60,000,000 shares
   authorized, 27,899,047 and 26,887,313 shares issued
   as of September 26, 1998 and December 27, 1997,
   respectively                                                          279              269
  Additional paid in capital                                         128,957          128,533
  Accumulated deficit                                               (321,152)        (250,791)
  Cumulative foreign translation adjustments                          (1,856)          (1,498)
                                                                   ---------        ---------
                                                                    (128,772)         (58,487)
  Less cost of Common Stock in treasury - 208,800 shares               2,822            2,822
                                                                   ---------        ---------
  Total stockholders' deficit                                       (131,594)         (61,309)
                                                                   ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $  304,628        $ 323,164
                                                                  ==========        =========


                      See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (In Thousands, Except for Per Share Data)

--------------------------------------------------------------------------------------------------------------------------
                                                                                               THREE MONTHS ENDED
                                                                                       ----------------------------------------
                                                                                         SEPTEMBER 26,         SEPTEMBER 27,
                                                                                             1998                  1997
                                                                                             ----                  ----
                                                                                                     (unaudited)
REVENUES                                                                                $         52,019        $       53,341
                                                                                       ------------------    ------------------
COSTS AND EXPENSES:
         Cost of sales                                                                            45,430                37,742
         Selling, general and administrative                                                      19,807                29,421
                                                                                       ------------------    ------------------

         Total costs and expenses                                                                 65,237                67,163
                                                                                       ------------------    ------------------

LOSS BEFORE DISTRIBUTIONS ON GUARANTEED PREFERRED BENEFICIAL
   INTERESTS IN THE COMPANY'S AND GOLDEN BOOKS PUBLISHING COMPANY,
   INC.'S CONVERTIBLE DEBENTURES, INTEREST EXPENSE, AND BENEFIT
   FOR INCOME TAXES                                                                              (13,218)              (13,822)

DISTRIBUTIONS ON GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE
   COMPANY'S AND GOLDEN BOOKS PUBLISHING COMPANY, INC.'S
   CONVERTIBLE DEBENTURES                                                                          2,516                 2,516

INTEREST EXPENSE, NET OF INTEREST INCOME OF $205 AND $1,325 ,
   RESPECTIVELY                                                                                    3,316                 1,637
                                                                                       ------------------    ------------------

LOSS BEFORE BENEFIT FOR INCOME TAXES                                                            (19,050)              (17,975)

BENEFIT FOR INCOME TAXES                                                                           (200)                  (76)
                                                                                       ------------------    ------------------

NET LOSS                                                                                        (18,850)
                                                                                                                      (17,899)

OTHER COMPREHENSIVE  LOSS :
   FOREIGN CURRENCY TRANSLATION                                                                    (199)                 (197)
                                                                                       ------------------    ------------------

COMPREHENSIVE LOSS                                                                      $       (19,049)      $       (18,096)
                                                                                       ==================    ==================

NET LOSS PER BASIC COMMON SHARE                                                         $         (0.71)      $         (0.76)
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



                      See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except for Per Share Data)

--------------------------------------------------------------------------------------------------------------------------

                                                                                                NINE MONTHS ENDED
                                                                                       ----------------------------------------
                                                                                         SEPTEMBER 26,         SEPTEMBER 27,
                                                                                             1998                  1997
                                                                                             ----                  ----
                                                                                                     (unaudited)
REVENUES                                                                                 $       141,699       $       169,788
                                                                                       ------------------    ------------------


COSTS AND EXPENSES:
         Cost of sales                                                                           124,241               118,239
         Selling, general and administrative                                                      72,493                78,193
                                                                                       ------------------    ------------------


         Total costs and expenses                                                                196,734               196,432
                                                                                       ------------------    ------------------


LOSS BEFORE DISTRIBUTIONS ON GUARANTEED PREFERRED BENEFICIAL
   INTERESTS IN THE COMPANY'S AND GOLDEN BOOKS PUBLISHING COMPANY,
   INC.'S CONVERTIBLE DEBENTURES, INTEREST EXPENSE, AND BENEFIT
   FOR INCOME TAXES                                                                              (55,035)              (26,644)

DISTRIBUTIONS ON GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE
   COMPANY'S AND GOLDEN BOOKS PUBLISHING COMPANY, INC.'S
   CONVERTIBLE DEBENTURES                                                                          7,548                 7,548

INTEREST EXPENSE, NET OF INTEREST INCOME OF $1,230 AND $4,903,
   RESPECTIVELY                                                                                    8,235                 3,970
                                                                                       ------------------    ------------------

LOSS BEFORE BENEFIT FOR INCOME TAXES                                                            (70,818)              (38,162)

BENEFIT FOR INCOME TAXES                                                                           (457)                  (99)
                                                                                       ------------------    ------------------

NET LOSS                                                                                        (70,361)              (38,063)

OTHER COMPREHENSIVE  LOSS:
   FOREIGN CURRENCY TRANSLATION                                                                    (358)                 (155)
                                                                                       ------------------    ------------------

COMPREHENSIVE LOSS                                                                      $       (70,719)      $       (38,218)
                                                                                       ==================    ==================

NET LOSS PER BASIC COMMON SHARE                                                         $         (2.77)      $         (1.69)
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


                      See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

--------------------------------------------------------------------------------------------------------------------------


                                                                                              NINE MONTHS ENDED
                                                                                   ----------------------------------------

                                                                                     SEPTEMBER 26,         SEPTEMBER 27,
                                                                                         1998                  1997
                                                                                         ----                  ----
                                                                                                 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $      (70,361)      $       (38,063)

   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                             9,642                 8,016
     Gain on sale of equipment                                                                 (331)                     -
     Provision for losses on accounts receivable                                               (485)                 1,460
     Other non-cash                                                                            1,180                  (84)
     Changes in assets and liabilities:
       Increase in accounts receivable                                                       (1,747)               (5,456)
       Increase in inventories                                                               (8,490)              (14,253)
       Increase in other current assets                                                      (7,344)               (5,458)
       Increase in accounts payable                                                            3,694                   485
       (Decrease) increase in accrued compensation and
         fringe benefits                                                                     (4,150)                   539
       Increase (decrease) other assets and liabilities                                       13,754              (15,233)
                                                                                   ------------------    ------------------

        Net cash used in operating activities                                               (64,638)              (68,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property, plant and equipment                                            (11,840)              (11,898)
   Proceeds from sale of equipment                                                               661                     -
   Additions to film library                                                                 (3,816)               (5,207)
   Collateral for letter of credit associated with lease
     for new corporate office                                                                      -               (7,186)
                                                                                   ------------------    ------------------

     Net cash used in investing activities                                                  (14,995)              (24,291)



                      See Notes to Condensed Consolidated
                              Financial Statements


GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

(In Thousands)

--------------------------------------------------------------------------------------------------------------------------

                                                                                              NINE MONTHS ENDED
                                                                                   ----------------------------------------

                                                                                     SEPTEMBER 26,         SEPTEMBER 27,
                                                                                         1998                  1997
                                                                                         ----                  ----
                                                                                                 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from revolving credit facility                                         $      27,415       $             -
   Net proceeds from notes payable                                                            10,000                     -
   Common stock transactions                                                                     169                 1,555
                                                                                   ------------------    ------------------

       Net cash provided by financing activities                                              37,584                 1,555

EFFECT OF EXCHANGE RATE CHANGES ON CASH
                                                                                               (358)                  (78)
                                                                                   ------------------    ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (42,407)              (90,861)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               57,411               139,686
                                                                                   ------------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $      15,004         $      48,825
                                                                                   ==================    ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest and distribution on Guaranteed
       Preferred       Beneficial Interests in the
       Company's and Golden Books Publishing Company,
       Inc.'s Convertible Debentures                                                $         13,643        $       19,021
                                                                                   ==================    ==================

     Income taxes, net of refunds received                                          $             26        $        (276)
                                                                                   ==================    ==================



                      See Notes to Condensed Consolidated
                              Financial Statements

            GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - Basis of Presentation
        ----------------------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Golden Books Family Entertainment, Inc. and Subsidiaries (the "Company") as of September 26, 1998 and the results of operations and cash flows for the three month and nine month periods ended September 26, 1998 and September 27, 1997. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company contained in the Company's Form 10-K for the year ended December 27, 1997.

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

As discussed in Note B, the Company's recurring losses from operations, liquidity and its ability to restructure existing debt with its creditors and net capital deficiency raise substantial doubt about its ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The results of Golden Books Financing Trust (the "Trust") are included in the Company's condensed consolidated financial statements since its inception on August 20, 1996. The Trust, which is the issuer of 8 3/4% Convertible Trust Originated Preferred Securities, referred to in the Company's condensed consolidated financial statements as "the 8 3/4% Guaranteed Preferred Beneficial Interests in the Company's and Golden Books Publishing Company Inc.'s Convertible Debentures" (the "Preferred Securities"), is wholly owned by the Company, has no independent operations and its assets consist solely of the $118.6 million in aggregate principle amount of 8 3/4% Convertible Debentures due 2016 (the "TOPrS") of the Company and Golden Books Publishing Company, Inc. ("Golden Books Publishing") (see Note G). The obligations of the Trust, which consist of the Preferred Securities, are fully and unconditionally guaranteed by the Company. All material intercompany items and transactions have been eliminated.

NOTE B - Liquidity and Business Outlook
         ------------------------------

On September 15, 1998, the Company announced that it was deferring, a $5.7 million interest payment on the 7.65% senior notes due 2002 (the "Senior Notes") due on such date for a 30-day grace period in accordance with the Indenture ("Indenture") governing the Senior Notes. Subsequently, on October 15, 1998, the Company announced that it would not pay the September 15th interest payment. Accordingly, at October 15, the Company is in default under the Indenture and as a result, the holders of the Senior Notes, at their option, have the right (i) to demand that the entire $150.0 million principal amount of the Senior Notes is currently due and payable and (ii) to foreclose on the collateral securing the Senior Notes in accordance with the terms of the Indenture and the Security Agreement between the Company and the Indenture Trustee dated June 2, 1998. The Company does not have sufficient resources to repay this obligation. As a result of the default, the Senior Notes have been classified as a current liability on the accompanying condensed consolidated balance sheet. The Company has not been informed of any such acceleration.

Due to the default under the Senior Notes, cross-default provisions regarding the Company's $30.0 million Revolving Credit Facility (as defined) with NationsCredit and its $25 million Loan Facility (as defined) with Golden Press Holdings, LLC, (see Note F) have resulted in defaults under such agreements. Accordingly, the lenders under the Revolving Credit Facility and the Loan Facility have the right, at their option, to demand the acceleration of all amounts due thereunder. The Company does not have sufficient resources to repay these obligations. The Company has not been informed of any such acceleration.

The Company has been negotiating with a steering committee (the "Committee") representing approximately $100 million of the Senior Notes. The Company is completing a standstill agreement with the Committee pursuant to which the Committee would agree to take no action against the Company through February 16, 1999, including no action with regard to the Company's decision not to make the September 15th interest payment on the Senior Notes. As part of the standstill agreement, it is contemplated that the Company's indebtedness under the Senior Notes will be further supported by a lien on specified additional collateral of the Company. The standstill agreement is subject to final negotiation and execution of definitive documentation.

On November 4, 1998, the Company received a commitment letter from the CIT Group pursuant to which, and subject to the execution of definitive documentation and certain other conditions, including the CIT Group's satisfaction with the terms and conditions of any standstill agreement, the Company may borrow an aggregate amount of up to $45.0 million to be secured by a lien on , among other things, the Company's inventory, receivables, trade name and other intellectual property assets. Under the terms of the agreement, the Company will pay a commitment fee of $1.1 million. Such financing arrangements will be used to repay the Company's current $30.0 million Revolving Credit Facility, which will be repaid out of a portion of the proceeds of the new loan with the remainder being used for working capital purposes.

In connection with the foregoing standstill and financing arrangements and, upon terms and conditions to be finalized, Golden Press Holdings, LLC ("GPH") will agree to convert its secured loan of $10.0 million to an unsecured obligation. GPH will also waive and release the collateral heretofore granted to it with respect to the previous borrowing, and will be relieved of its obligations to loan up to an additional $15.0 million to the Company.

The Company also decided on November 5, 1998 that, pursuant to the documents concerning the TOPrS it would exercise its right to defer the payment of $2.5 million interest due on the TOPrS from November 20, 1998 until February 20, 1999. The Company also announced that in accordance with the consent of the holders of its Series B Preferred Stock, the dividend due November 1, 1998 on the Series B Preferred Stock would not be declared or paid.

The Company is also in the process of restructuring its financing in order to remedy its liquidity deficiency and evaluating the potential sale of certain business and operating assets. Due to the financial performance of the Company, the Company is currently evaluating whether there has been an impairment to goodwill and other long-lived assets and is assessing the actions necessary which could include restructuring, reduction of costs and other actions, all of which could result in substantial 1998 year end charges. The Company will be conducting discussions with the Committee, as well as with representatives of certain holders of TOPrS representing 56% of the approximately $110 million aggregate principal amount with respect to an overall restructuring of the Company's indebtedness. However, there can be no assurance that an agreement will be reached with either the Committee or the representatives of the TOPrS holders, or that any proposed restructuring plan will be implemented. If the Company is not successful in reaching an agreement with respect to the restructuring of its debt, and the Company cannot obtain additional capital, the Company may be forced to seek other alternatives, including protection under applicable bankruptcy laws.

As of September 26, 1998, the Company had a $123.0 million working capital deficiency. This included approximately $15.0 million in cash and cash equivalents.

NOTE C - Recent Accounting Pronouncements
         --------------------------------

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

EMPLOYER'S DISCLOSURE ABOUT PENSIONS AND OTHER POST-RETIREMENT BENEFITS

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Post-Retirement Benefits" ("FAS 132"), which is effective for fiscal years beginning after December 15, 1997. FAS 132 standardizes the disclosure requirements for pension and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain disclosure. FAS 132 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements in 1998. Management has not completed its review of FAS 132 but does not anticipate that its adoption will have a material effect on the consolidated financial statements.

NOTE D - Inventories
         -----------

Inventories consisted of the following:

                                September 26,        December 27,
                                    1998                1997
                                    ----                ----
                                          (In thousands)
Raw materials                     $       3,041       $          2,373
Work-in-process                           4,140                  3,819
Finished goods                           31,620                 25,121
Film library                              4,348                  3,346
                              ------------------     ------------------
                                  $      43,149       $         34,659
                              ==================     ==================


NOTE E -  Net Assets Held for Sale
          ------------------------

As of September 26, 1998, net assets held for sale totaling approximately $
10.1 million included the Company's, (i) Fayetteville facility, which was closed in conjunction with the sale of the Company's game and puzzle business,
(ii) Creative Center, a facility of Golden Books Publishing, and (iii) Coffeyville Distribution Center, a facility of Golden Books Publishing.

NOTE F- Debt
        ----

Senior Notes: The Company currently has outstanding $150,000,000 principal amount of Senior Notes. Interest is payable semiannually on September 15th and March 15th. The Indenture Agreement covering the Senior Notes contains certain provisions limiting subsidiary indebtedness, guarantees, liens and the payment of cash dividends on Preferred and Common Stock. On September 15, 1998, the Company announced that it was deferring, at its option, a $5.7 million interest payment on the Senior Notes due on such date for a 30-day grace period in accordance with the Indenture governing the Senior Notes. Subsequently, on October 15, 1998, the Company announced that it would not pay the September 15th interest payment. Accordingly, at October 15th the Company is in default under the Indenture and as a result, the holders of the Senior Notes have the right (i) to declare that the entire $150.0 million principal amount of the Senior Notes is currently due and payable and (ii) to foreclose on the collateral securing the Senior Notes in accordance with the terms of the Indenture and the Security Agreement between the Company and the Indenture Trustee dated June 2, 1998. The Company does not have sufficient resources to repay this obligation. As a result of the default, the Senior Notes have been classified as a current liability on the condensed consolidated balance sheet. The Company has not been informed of any such acceleration. The Company has been negotiating with the Committee representing approximately $100 million of the Senior Notes. As described in Note B, the Company is completing a standstill agreement with the Committee pursuant to which the Committee would agree to take no action against the Company through February 16, 1999, it is contemplated that as part of the standstill agreement, the Company's indebtedness under the Senior Notes will be further supported by a lien on specified additional collateral of the Company.

Revolving Credit Facility: On June 3, 1998, the Company entered into a $30.0 million three-year revolving credit facility, with Nations Credit ("Line of Credit"). Borrowings under the facility bear interest at the prime rate. The Line of Credit is secured by certain receivables and inventory of Golden Books Publishing. As a result of entering into the Line of Credit , Golden Books Publishing amended the Indenture Agreement governing the Senior Notes due 2002 to, among other things, (i) permit Golden Books Publishing to secure up to $30.0 million of borrowings and related obligations under the Line of Credit,
(ii) grant to the holders of the Senior Notes a security interest in certain assets of Golden Books Publishing, (iii) add a guarantee from the Company and
(iv) add additional covenants and amend certain existing covenants. At September 26, 1998, the Company had outstanding borrowings under the Line of Credit totaling $27.4 million. As a result of the Company's failure to make the required interest payment under the Indenture Agreement (see above), the Company is not in compliance with certain convenants under the Line of Credit. Accordingly, the lender at their option, may give notice that the amounts outstanding are immediate due and payable. As described in Note B, the Company announced that it has received a commitment letter to borrow up to $45.0 million from the CIT Group pursuant to, and subject to the execution of definitive documentation and certain other conditions, including the CIT Group's satisfaction with the terms and conditions of any standstill agreement between the Company and holders of the Company's Senior Notes. Such financing arrangements will replace the Company's current Line of Credit, which will be repaid out of a portion of the proceeds of the new loan.

Notes Payable: On September 4, 1998, the Company entered into a $25.0 million loan facility with GPH. The facility permits Golden Books Publishing to borrow at its option, but subject to certain conditions, up to $25.0 million. Borrowings under the loan facility are guaranteed by the Company and secured by certain assets. All outstanding amounts under the facility are due, together with accrued and unpaid interest, on September 9, 1999 or earlier under certain conditions, including if certain assets of the Company are sold. Interest is due monthly and is set at an initial rate of 5% per annum increasing to 7% in February 1999, but the payment of interest may be deferred at the Company's option until maturity. At September 26, 1998, the Company had outstanding borrowings under the facility totaling $10.0 million. Due to the Company's failure to make the September 15, 1998 interest payment on the Senior Notes, the Company is in default under the terms of the note agreement. In connection with the foregoing standstill and financing arrangements, as described in Note B, and upon terms and conditions to be finalized, GPH has agreed to convert its secured loan to the Company in the presently outstanding amount of $10 million to an unsecured obligation. GPH will also waive and release the collateral heretofore granted to it with respect to the previous borrowing, and will be relieved of its obligations to loan up to an additional $15 million to the Company.

NOTE G - Preferred Securities
         --------------------

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

         -----------------------------

The Company and its subsidiary, Golden Books Publishing, are joint and several obligors of the Preferred Securities and the Company has fully and unconditionally guaranteed the Trust's obligations under the Preferred Securities. Separate financial statements of Golden Books Publishing are not presented in their entirety as the separate financial statements would not be materially different from the consolidated financial statements of the Company. Summarized financial statements of Golden Books Publishing as of and for the three and nine months ended September 26, 1998 are as follows (in thousands):


                                                          September 26,
                                                              1998
                                                      --------------------
   Current assets                                      $      140,066
   Noncurrent assets                                          150,651
                                                      ====================
     Total Assets                                      $      290,717
                                                      ====================

   Current liabilities                                 $     380,875
   Noncurrent liabilities                                     46,696
                                                      --------------------
     Total Liabilities                                        427,571
     Preferred Securities                                     110,879
   Stockholders' Deficit                                    (247,733)
                                                      ====================
     Total Liabilities and Stockholders' Deficit       $      290,717
                                                       ====================



                                   Three Months Ended    Nine Months Ended
                                   ------------------    -----------------
                                      September 26,        September 26,
                                          1998                 1998
                                          ----                 ----
  Revenues                         $       52,019        $  141,699
  Gross profit                              6,589            17,458
  Loss before interest expense
  and benefit for income taxes           (17,566)           (61,555)
  Net loss                         $     (25,839)        $  (84,294 )


NOTE H - Loss Per Common Share
         ---------------------

Loss per common share was computed as follows:


                                                        Three Months Ended                     Nine Months Ended
                                                        ------------------                     -----------------
                                                    September         September        September 26,       September 27,
                                                    26, 1998           27, 1997            1998                1997
                                                -------------        --------------   ---------------     ---------------
                                            (In thousands except for per share data)   (In thousands except for per share data)
Net Loss                                            $  (18,850)       $   (17,899)       $  (70,361)       $     (38,063)
Preferred dividend requirements                           (798)            (2,169)           (5,198)              (6,252)
                                                  --------------    --------------     --------------    -----------------
Loss applicable to basic common stock               $  (19,648)       $   (20,068)       $  (75,559)       $     (44,315)
                                                  ==============    ===============    ==============    =================

Weighted average basic common shares outstanding        27,525               26,489            27,278               26,204
                                                  --------------    ---------------    --------------    -----------------
Loss per basic common share                         $     (.71)       $        (.76)      $     (2.77)       $      (1.69)
                                                  ==============    ===============    ==============    =================



NOTE I - Contingencies
         -------------

On August 12, 1998, a class action complaint was filed in the United States District Court for the Southern District of New York on behalf of all persons who purchased the common stock of the Company between May 13, 1997 and August 4, 1998, inclusive (the "Class Period"). The complaint charges the Company and certain officers and directors of the Company during the relevant time period were in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that the defendants issued a series of materially false and misleading statements concerning the impact of the Company's restructuring plan on the Company's financial condition, liquidity and future prospects. The outcome of the case cannot be predicted with any certainty. The Company believes that it has meritorious defenses to the claims, and it intends to vigorously defend itself. However, the Company is currently unable to determine the sufficiency of its resources to withstand any material adverse effects if there were unsuccessful defense of the suit.

On October 7, 1998, holders of the Company's TOPrS filed a class action complaint based on allegations substantially identical to those in the August 12th common stockholders' complaint . The plaintiffs in both cases have moved to consolidate the complaints.

Golden Books Publishing and Penn Corporation have been informed by the Environmental Protection Agency (the "EPA") and/or state regulatory agencies that they may be potentially responsible parties ("PRPs") and face liabilities under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly know as "CERCLA" or "Superfund") or similar state laws. In all cases except those described below, the Company has resolved its liability or is in the process of resolving its liability for amounts not material. Although the Company divested Penn in December 1996, the Company has agreed to indemnify Peacock Papers, Inc. against certain of Penn's environmental liabilities, including the Cork Street Landfill and Fulford Street Property discussed herein.

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

In consideration of the aforementioned matters, the Company has recorded accruals in the "deferred compensation and other deferred liabilities" account of approximately $5.9 million in the condensed consolidated balance sheet.

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

In July 1997, the Company acquired Shari Lewis Enterprises, Inc., expanding its library with the addition of the Lamb Chop, Charlie Horse, and Hush Puppy characters, books, television specials, films and home video titles. In January of 1998, the Company began producing The Charlie Horse Music Pizza television show. On August 2, 1998, Shari Lewis passed away. The Company is insured against, and therefore will not suffer any material adverse financial impact from the termination in production of the show caused by Shari Lewis's untimely death.

The Company received a letter from the NASDAQ Stock Market, Inc. ("NASDAQ") concerning the continued listing of the Company's common stock (GBFE) on the Nasdaq National Market. The Company common stock has failed to maintain a closing price of greater than or equal to $5.00 in accordance with Marketplace Rule 4450(b)(4) under Maintenance Standard 1. The Company has been provided with ninety (90) calendar days in which to regain compliance with Marketplace Rule 4450(b)(4). If the Company is unable to demonstrate compliance on or before the end of the ninety day period ended December 9, 1998, the Company's securities will be delisted at the opening of business on December 11, 1998.



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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Golden Books Family Entertainment, Inc. and Subsidiaries (the "Company") for the three and nine months ended September 26, 1998 and September 27, 1997 and the related notes thereto.

Financial Conditiion, Liquidity, Capital Resources and Business Outlook

The Company announced that it has engaged various financial advisors to assist the Company in evaluating strategic opportunities to enhance shareholder value. The Company has decided to pursue a financial restructuring of the Company. There is no assurance that any transaction will result from the process.

On September 15, 1998, the Company announced that it was deferring a $5.7 million interest payment on the 7.65% senior notes due 2002 (the "Senior Notes") due on such date for a 30-day grace period in accordance with the Indenture ("Indenture") governing the Senior Notes. Subsequently, on October 15, 1998, the Company announced that it would not pay the September 15th interest payment. Accordingly, at October 15, the Company is in default under the Indenture and as a result, the holders of the Senior Notes, at their option, have the right (i) to demand that the entire $150.0 million principal amount of the Senior Notes is currently due and payable and (ii) to foreclose on the collateral securing the Senior Notes in accordance with the terms of the Indenture and the Security Agreement between the Company and the Indenture Trustee dated June 2, 1998. The Company does not have sufficient resources to repay this obligation. As a result of the default, the Senior Notes have been classified as a current liability on the Company's condensed consolidated balance sheet. The Company has not been informed of any such acceleration.

Due to the default under the Senior Notes, cross-default provisions regarding the Company's $30.0 million Revolving Credit Facility (as defined) with NationsCredit and their $25.0 million Loan Facility (as defined) with Golden Press Holdings, LLC, have resulted in defaults under such agreements. Accordingly, the lenders under the Revolving Credit Facility and the Loan Facility have the right, at their option, to demand the acceleration of all amounts due thereunder. The Company does not have sufficient resources to repay these obligations. The Company has not been informed of any such acceleration.

The Company has been negotiating with a steering committee (the "Committee") representing approximately $100 million of the Senior Notes. The Company is completing a standstill agreement with the Committee pursuant to which the Committee would agree to take no action against the Company through February 16, 1999, including no action with regard to the Company's decision not to make the September 15th interest payment on the Senior Notes. As part of the standstill agreement, it is contemplated the Company's indebtedness under the Senior Notes will be further supported by a lien on specified additional collateral of the Company. The standstill agreement is subject to final negotiation and execution of definitive documentation.

On November 4, 1998, the Company received a commitment letter from the CIT Group pursuant to which, and subject to the execution of definitive documentation and certain other conditions, including the CIT Group's satisfaction with the terms and conditions of any standstill agreement, the Company may borrow an aggregate amount of up to $45.0 million to be secured by a lien on, among other things, the Company's inventory, receivables, trade name and other intellectual property assets. Under the terms of the agreement, the Company will pay a commitment fee of $1.1 million. Such financing arrangements will be used to repay the Company's current $30.0 million Revolving Credit Facility, which will be repaid out of a portion of the proceeds of the new loan with the remainder being used for working capital purposes.

In connection with the foregoing standstill and financing arrangements and, upon terms and conditions to be finalized, Golden Press Holdings, LLC ("GPH") will agree to convert its secured loan of $10.0 million to an unsecured obligation. GPH will also waive and release the collateral heretofore granted to it with respect to the previous borrowing, and will be relieved of its obligations to loan up to an additional $15.0 million to the Company.

The Company also decided on November 5, 1998 that, pursuant to the documents governing the TOPrS it would exercise its right to defer the payment of $2.5 million interest due on the TOPrS from November 20, 1998 until February 20, 1999. The Company also announced that in accordance with the consent of the holders of its Series B Preferred Stock, the dividend due November 1, 1998 on the Series B Preferred Stock would not be declared or paid.

The Company is also in the process of restructuring its financing in order to seek new sources of capital to remedy its liquidity deficiency and evaluating the potential the sale of certain business and operating assets. Due to the financial performance of the Company, the Company is evaluating whether there has been an impairment to goodwill and other long-lived assets and is assessing the actions necessary which could include restructuring, reduction of costs and other actions, all of which could result in substantial 1998 year end charges. The Company will be conducting discussions with the Committee, as well as with representatives of certain holders of TOPrS representing 56% of the approximately $110 million aggregate principal amount with respect to an overall restructuring of the Company's indebtedness. However, there can be no assurance that an agreement will be reached with either the Committee or the representatives of the TOPrS holders, or that any proposed restructuring plan will be implemented. If the Company is not successful in reaching an agreement with respect to the restructuring of its debt, and the Company cannot obtain additional capital, the Company may be forced to seek other alternatives, including protection under applicable bankruptcy laws.

As of September 26, 1998, the Company had a $123.0 million working capital deficit, including approximately $15.0 million in cash and cash equivalents. The Company has total liabilities of approximately of $325.3 million and assets of $304.6 million. The Company's cash flow from operations (earnings before interest, taxes, depreciation, and amortization and other non-cash items) for the remainder of 1998 may not be sufficient to satisfy its demand for cash.

On June 3, 1998, the Company entered into a $30.0 million three-year revolving credit facility with NationsCredit ("Line of Credit"). The Line of Credit is secured by certain receivables and inventory of Golden Books Publishing. As a result of entering into the Line of Credit , Golden Books Publishing amended the Indenture Agreement governing the Senior Notes due 2002 to, among other things, (i) permit Golden Books Publishing to secure up to $30.0 million of borrowings and related obligations under the Line of Credit, (ii) grant to the holders of the Senior Notes a security interest in certain assets of Golden Books Publishing, (iii) add a guarantee from the Company and (iv) add additional covenants and amend certain existing covenants. At September 26, 1998, the Company had outstanding borrowings under the Line of Credit totaling $27.4 million. As a result of the Company's failure to make the required interest payment under the Indenture Agreement, the Company is not in compliance with certain convenants under the Line of Credit. Accordingly, the lender at its option, may give notice that the amounts outstanding are immediate due and payable. As stated above, the Company has received a commitment to obtain a new working capital facility in the amount of $45.0 million. This new facility will be used to replace the Line of Credit with NationsCredit. As part of the overall financial restructuring and new financing arrangements, the Company will incur approximately $0.6 million of fees to terminate the Line of Credit.

On September 4, 1998, the Company entered into a $25.0 million loan facility with GPH. The facility permits Golden Books Publishing to borrow at its option, but subject to certain conditions, up to $25.0 million. Borrowings under the loan facility are guaranteed by the Company and secured by certain assets. All outstanding amounts under the facility are due, together with accrued and unpaid interest, on September 9, 1999 or earlier under certain conditions, including if certain assets of the Company are sold. At September 26, 1998, the Company had outstanding borrowings under the facility totaling $10.0 million. Due to the Company's failure to make the September 15, 1998 interest payment on the Senior Notes, the Company is in default under the terms of the note agreement. In connection with the foregoing standstill and financing arrangements and, upon terms and conditions to be finalized, GPH agreed to convert its secured loan to the Company in the presently outstanding amount of $10 million to an unsecured obligation. GPH will also waive and release the collateral heretofore granted to it with respect to the previous borrowing, and will be relieved of its obligations to loan up to an additional $15 million to the Company.

Operations for the nine months ended September 26, 1998, excluding one-time transition costs of $13.3 million resulting from the strategic redirection of the Company and payments of restructuring costs accrued during the period ended December 28, 1996 of $3.0 million, utilized cash of approximately $49.0 million compared to cash utilized of $24.0 million, excluding one-time transition costs of $5.1 million and payments of restructuring costs accrued during the period ended December 28, 1996 of $2.8 million, for the nine months ended September 27, 1997. Acquisitions of property, plant and equipment were $11.8 million during the nine months ended September 26, 1998, as compared to $11.9 million during the nine months ended September 26, 1997.

As of September 26, 1998 the Company had a $123.0 million working capital deficiency compared to working capital of $93.8 million at December 27, 1997. The decrease resulted from a reclassification of the Senior Notes from noncurrent liabilities to current liabilities, the funding requirements for the Company's operations during the nine months ended September 26, 1998, the payment of one-time transition and restructuring costs described above, and the investment in property, plant and equipment.

The Company maintains accruals from previous restructuring totaling $2.0 million which are expected to be paid based upon contractual obligation. Due to the financial performance of the Company, the Company is currently evaluating whether there has been an impairment to goodwill and other long-lived assets and is assessing the actions necessary which could include restructuring, reduction of costs and other actions, all of which could result in substantial year-end charges.

The Indenture Agreement covering the Senior Notes restricts the ability of Golden Books Publishing to pay cash dividends or make other cash distributions to the Company, as well as the ability of the Company to pay cash dividends or make other distributions on the Company's common stock. On June 2, 1998 Golden Books Publishing amended the Indenture to, among other things, (i) permit Golden Books Publishing to secure up to $30.0 million of borrowings and related obligations under the Line of Credit, (ii) grant to the holders of the Senior Notes a security interest in certain assets of Golden Books Publishing, (iii) add a guarantee from the Company and (iv) add additional covenants and amend certain existing covenants.

The Company does not anticipate any significant tax provision or benefit in the fiscal period ending December 26, 1998. As such, operations for the three and nine months ended September 26, 1998 do not include an income tax benefit from domestic operations as no tax benefit was provided on operating losses. As the Company has significant net operating loss carryforwards, profitable operating results in subsequent periods will benefit from an income tax rate which will be lower than the statutory rate due to the reinstatement of deferred tax assets for which a valuation allowance was established. This presumes that there has been no "change in control" of the Company with respect to 5% shareholders, as defined in Internal Revenue Code Section 382. Should such a change of control occur, the amount of loss carryforwards available for use in any one year would most likely be substantially reduced and could expire unused. The Company has not yet determined whether it has incurred a change of control.

As part of the Company's plan to return its core publishing business to profitability and to re-deploy assets, the Company incurred approximately $13.3 million in 1998 in one-time transition costs in connection with the Company's strategic plan, consisting of : (i) $4.3 million in outsourcing premium and
(ii) $9.0 million in costs associated with the move to the new Racine manufacturing facility. During 1997, the Company incurred one-time transition costs of $11.5 million in connection with the Company's strategic plan. This consisted of: (i) $3.1 million of moving costs associated with new facilities,
(ii) $3.5 million for outsourcing of the information technology department,
(iii) $4.5 million in consulting services associated with implementing the strategic plan, and (iv) $0.4 million in other costs. The Company is evaluating its strategic alternatives and accordingly does not expect to generate positive net income until beyond year 2000 at the earliest.

THREE AND NINE MONTHS ENDED SEPTEMBER 26, 1998 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 27, 1997

The Company reports results under three segments: (i) the Consumer Products Segment ("Consumer"), (ii) the Entertainment Segment ("Entertainment") and
(iii) the Commercial Products Segment ("Commercial"). Consumer includes the Children's and Adult Publishing Divisions. Entertainment, which was formed following the acquisition of Broadway Video, includes home video, television program licensing, merchandising and other character licensing. Commercial includes the Commercial Printing division and during the year ended December 28, 1997 included the Cambridge commercial printing operation which was sold during December of 1997. Commercial makes use of excess capacity in the Consumer manufacturing facility and is operated to absorb fixed overhead costs of that operation and is not considered to be a core business segment of the Company.

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

Revenues

Total revenues for the three months ended September 26, 1998 decreased $1.3 million (2.4%) to $52.0 million compared to $53.3 million for the three months ended September 27, 1997, and decreased $28.1 million (16.5%) to $141.7 million from $169.8 million for the nine months ended September 26, 1998 compared to the nine months ended September 27, 1997. Excluding operations that have been sold, revenues increased $4.4 million (9.2%) to $52.0 million for the three months ended September 26, 1998 compared to $47.6 million for the three months ended September 27, 1997, and decreased $7.2 million (4.8%) to $141.7 million from $148.9 million for the nine months ended September 26, 1998 compared to the nine months ended September 27, 1997.

Consumer revenues increased $0.3 million (.7%) to $41.0 million for the three months ended September 26, 1998 compared to $40.7 million for the three months ended September 27, 1997, and decreased $5.7 million (4.8%) to $111.9 million from $117.6 million for the nine months ended September 26, 1998 compared to the nine months ended September 27, 1997. The increase in revenues for the Consumer Product Segments for the three months ended September 26, 1998 was due to increased Children's book revenues of $2.1 million partially offset by a $1.9 million decline in Adult book revenues. The increase in Children's book revenues was due to a $7.7 million, or 20% increase in gross revenues primarily due to increased promotional activity, including major promotions based on the Disney movie "A Bugs Life" and video "Simba's Pride", a "Winnie the Pooh" theme based promotion, and the introduction of the Company's new educational program "Road to Reading," partially offset by the higher sales returns in 1998. The decrease in Adult book revenues was due to the timing of a major release in 1997. The decline for the nine months ended September 26, 1998 is principally due to temporary reductions in buying by certain major retailers, including Zellers and K-Mart, in the first half of 1998 and higher sales returns in 1998. This decline was partially offset by revenue increases in the Company's strategically priced Merrigold line and increased business with Target and key distributors.

Entertainment revenues increased $3.1 million (67.4%) to $7.7 million for the three months ended September 26, 1998 compared to $4.6 million for the three months ended September 27, 1997, and increased $1.2 million (6.6%) to $19.3 million from $18.1 million for the nine months ended September 26, 1998 compared to the nine months ended September 27, 1997. The increase in revenue for the three months ended September 26, 1998 was due primarily to increased Home Video revenues associated with the newly released "Madeline" videos and the beginning shipments of the Christmas Classic Videos. The increase in revenues was partially offset by a decline in television revenues primarily due to the timing of recording revenues for various television properties. The increase for the nine months ended September 26, 1998 was also primarily due to increased revenues in Home Video sales for newly released "Madeline" videos and the beginning shipments of the Christmas Classic Videos as well as increased television and merchandising revenues associated with the licensing of many products. The increase was partially offset by the timing of revenues for a major Christmas video promotion with the U.S. Postal Service during 1997.

Commercial revenues excluding operations that were sold (in the quarter ended September 27, 1997 Cambridge operations had revenue of $5.7 million) increased $1.0 million (43.5%) to $3.3 million for the three months ended September 26, 1998 compared to $2.3 million for the three months ended September 27, 1997 and decreased $2.7 million (20.5%) to $10.5 million from $13.2 million for the nine months ended September 26, 1998 compared to the nine months ended September 27, 1997. The increase in revenue for the three month period ended September 26, 1998 was due to the new facility being placed in service. The overall decline for the nine month period ended September 26, 1998 was primarily due to the new manufacturing facility not starting production until the second quarter of 1998.

Gross Profit

Total gross profit, excluding operations that were sold and one-time transition costs, decreased $8.0 million to $6.6 million (54.8%) for the three months ended September 26, 1998, from $14.6 million for the three months ended
September 26, 1997 and decreased $25.8 (54.2%) from $47.6 to $21.8 million for the nine months ended September 26, 1998 compared to the nine months ended September 27, 1997. As a percentage of revenues, total gross profit margin before operations that have been sold and one-time transition costs decreased to 12.7% for the three months ended September 26, 1998 from 30.7% for the three months ended September 27, 1997 and decreased to 15.4% from 32.0% for the nine months ended September 26, 1998 compared to the nine months ended September 27, 1997.

Consumer gross profit decreased $8.6 million (69.4%) to $3.8 million for the three months ended September 26, 1998, compared to $12.4 million for the three months ended September 27, 1997, and decreased $25.2 million (66.5%) to $12.7 million from $37.9 million for the nine months ended September 26, 1998, compared to the nine months ended September 27, 1997. As a percentage of revenues, the Consumer gross profit margin decreased to 9.3% for the three months ended September 26, 1998 from 30.5% for the three months ended September 27, 1997, and decreased to 11.3% from 32.2% for the nine months ended September 26,1998, compared to the nine months ended September 27, 1997. The decrease in gross profit and gross profit margin for the three months ended September 26, 1998 was primarily due to a provision recorded for royalty guarantees totaling $3.8 million, along with higher manufacturing costs. Excluding the provision for royalty guarantees, the gross profit decrease would have been $4.8 million (38.7%), and as a percentage of revenue, the gross profit margin would have been 18.5% for the three months ended September 26, 1998. The decrease in gross profit and gross profit margin for the nine months ended September 26, 1998 was primarily due to a provision for royalty advances and guarantees totaling $9.4 millin along with higher manufacturing and distribution costs and higher royalty rates associated with the Disney and Mattel license agreements. Excluding this provision, the gross profit would have been $22.1 million, a decrease of $15.8 million (41.7%) from the nine months ended September 27, 1997, and as a percentage of revenue, the gross profit margin would have been 19.7% for the nine months ended September 26, 1998.

Entertainment gross profit increased $.6 million (27.3%) to $2.8 million for the three months ended September 26, 1998 compared to $2.2 million for the three months September 27, 1997, and decreased $.6 million (6.2%) to $9.1 million from $9.7 million for the nine months ended September 26, 1998, compared to the nine months ended September 27, 1997. As a percentage of revenues, the gross profit margin decreased to 36.4% for the three months ended September 26, 1998 compared to 47.8% for the three months ended September 27, 1997, and decreased to 47.2% from 53.6% for the nine months ended September 26,1998, compared to the nine months ended September 27, 1997. The decrease in the Entertainment Segment's gross profit margin for the three months ended September 26, 1998 was primarily due to higher margins on television revenues in 1997 compared to the margin on the product mix of home video sales in 1998. The decline for the nine months ended September 26, 1998 is due to lower margins on the product mix of sales, partially offset by higher margin television license sales.

Commercial utilizes excess capacity in the consumer manufacturing facility and is operated to absorb fixed overhead costs of that operation. In the future, commercial cost of sales are expected to approximate revenues. In the three and nine months ended September 27, 1997 Cambridge operations which were sold had a gross profit of $.9 million and $3.9 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses before one-time transition costs decreased $6.3 million to $19.8 million for the three months ended September 26, 1998 compared to $26.1 million for the three months ended September 27, 1997. The decrease was primarily attributable to ongoing corporate cost reductions. One-time transition costs of $3.3 million for the three months ended September 27, 1997 included $1.0 million of consulting costs, $1.7 million of information system changeover costs and $0.6 million of costs associated with a move of the Company's Racine, Wisconsin manufacturing facility. Selling, general and administrative expenses before one-time transition costs decreased $6.4 million to $63.4 million for the nine months ended September 26, 1998 compared to $69.8 million for the nine months ended September 27, 1997. The decrease was primarily attributable to ongoing corporate cost reductions. One-time transition costs of $9.0 million in the nine months ended September 26, 1998 are primarily related to the move to the new manufacturing facility. One-time transition costs of $8.4 million for the nine months ended September 27, 1997 included $3.5 million of consulting costs, $4.0 million of information system changeover costs and $0.9 million of costs associated with a move of the Company's Racine, Wisconsin manufacturing facility.

Interest Expense, net

Interest income for the three months ended September 26, 1998 decreased $1.5 million to $.2 million from $1.7 million for the three months ended September 27, 1997 and decreased $3.7 million to $1.2 million from $4.9 million for the nine months ended September 26, 1998 compared to the nine months ended September 26, 1997 The decrease in interest income was due to lower cash and cash equivalent balances throughout the period.

Interest expense (including the distributions on the guaranteed preferred beneficial interest in the Company's and Golden Books Publishing's Convertible Debentures (the "Preferred Securities") for the three months ended September 26, 1998 increased by $0.5 million to $6.0 million, as compared to $5.5 million for the three months ended September 27, 1997, and increased $0.6 million to $17.0 million from $16.4 million for the nine months ended September 26, 1998, compared to the nine months ended September 26, 1997. Total average outstanding debt (including the Preferred Securities) was $287.7 million for the three months ended September 26, 1998, $276.2 million for the nine months ended September 26, 1998 and $265.0 million for the three and nine months period ended September 27, 1997.

Net Loss

The net loss for the three months ended September 26, 1998 was $(18.8) million, or $(.71) per basic common share, compared to a net loss of $(17.9) million, or $(.76) per basic common share, for the three months ended September 27, 1997. The net loss for the nine months ended September 26, 1998 was $(70.4) million, or $(2.77) per basic common share, compared to a net loss of $(38.1) million, or $(1.69) per basic common share, for the nine months ended September 27, 1997. The changes were due to the factors described above.

YEAR 2000 COMPLIANCE

YEAR 2000 UPDATE

Management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the Year 2000 (Y2K), as well as to identify and address any other Y2K operational issues which may affect the Company. Updates on the Company's Year 2000 program are presented regularly to senior management.

The Company's Year 2000 program began in 1997 and is currently being administered by internal staff augmented by outside consultants. The program consists of the following three components relating to the Company's operations: (i) Information Technology ("IT") computer systems and applications that may be impacted by the Year 2000 problem, (ii) non-IT systems and equipment which include embedded technology that may be impacted by the Year 2000 problem and (iii) third-party suppliers and customers with which the Company has material relationships. Problems could arise from these relationships if such parties fail to be Year 2000 compliant.

The general phases common to all three components of the Company's Year 2000 program are: (1) ASSESSMENT (the identification, assessment and prioritization of the Y2K issues facing the Company in each of the above areas and the actions to be taken in respect of such issues or items); (2) REMEDIATION (implementation of the specific actions determined upon assessment, including repair, modification or replacement of items that are determined not to be Year 2000 compliant); (3) TESTING (testing of the new or modified information systems, other systems, and equipment to verify the Year 2000 readiness); (4) CONTINGENCY PLANNING (designing contingency and business continuation plans for the Company; and (5) IMPLEMENTATION (actual operation of systems and equipment and, if necessary, the actual implementation of any contingency plans in the event Year 2000 problems occur, notwithstanding the Company's remediation program).

The progress to date of the three components in the Company's Year 2000 program is as follows:

IT SYSTEMS AND APPLICATIONS. The principal IT systems and applications of the Company affected by Year 2000 issues are Order Processing, Purchasing, Manufacturing, Distribution Systems and Financial Systems. The Company has completed the Assessment phase with respect to all IT systems and applications and has begun remediation efforts. The Company anticipates that the replacement phase related to these principal systems and applications should be completed by the end of March 1999 and that the Testing, Contingency Planning and Implementation phases should be substantially completed by the end of May 1999. In addition, the Company expects to implement the remainder of Year 2000 remediated IT systems and applications based on current assessments prior to September 30, 1999.

Excluding normal system upgrades, the Company estimates that total costs for conversion and testing of new or modified IT systems and applications will aggregate approximately $2.0 million to $2.2 million through fiscal 2000, of which an aggregate of $.25 million had been incurred to date. Total conversion and testing costs through fiscal 1999 are estimated at $1.9 million.

NON-IT SYSTEMS AND EQUIPMENT. The principal non-IT systems and equipment of the Company which utilizes embedded technology affected by Y2K issues include: security systems, elevator systems, HVAC, phone systems, business machines, printing press equipment and distribution systems. The Company has completed the Assessment of its principal non-IT equipment and has begun remediation. The Company anticipates the Remediation phase related to these principal systems should be substantially completed by the end of December, 1998 and that the Testing, Contingency Planning and Implementation phases should be substantially completed by the end of March, 1999. The Company estimates that total costs for modifying or replacing new systems and equipment in this area will be approximately $.50 million through fiscal 2000, of which an aggregate of $.05 million has been incurred to date. Total modification and replacement costs through fiscal 1999 are estimated at $.45 million.

MATERIAL THIRD PARTY RELATIONSHIPS. Material third party suppliers/vendors affected by Year 2000 issues relates primarily to paper and printing supplies, distribution/delivery services, fulfillment, licensing and financial services. The Assessment phase for determining the Year 2000 readiness of the Company's principal suppliers is ongoing; however the Company has received dates of compliance from a majority of those suppliers. Concentration has been centered on mission critical vendors without whom the Company would be at risk for doing business.

Substantially, all of the Company's principal suppliers have reported that they have initiated Year 2000 programs. The Company will seek updates from these parties to attempt to ascertain the adequacy of their programs as it relates to the Company including personal contact interviews for those mission critical suppliers. The Company anticipates that it will develop contingency plans with respect to its principal third party suppliers by the end of May 1999. Costs to the Company in this area, excluding costs due to unanticipated third party Year 2000 problems, will principally consist of internal staff costs, which are not expected to be material.

Including the costs set forth above, the Company estimates that total program costs for implementing its Year 2000 program will be $2.5 million to $2.7 million, of which total program costs to date have been $.3million. Total program costs through fiscal 1999 are estimated at $2.2 million to $2.4 million. These costs include costs related to the matters above, as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the Company for the Year 2000. The costs do not include internal staff costs incurred or to be incurred in connection with the implementation of the program. Costs are expected to be expensed as incurred, and cash generated from the Company's operations or borrowings under its credit agreements will fund such costs. The above-stated amounts have been budgeted for the appropriate fiscal years. Projected Year 2000 costs for fiscal 1999 comprise approximately 15% to 20% of the Company's IT budget for that period. Based on the current progress of the Company's Year 2000 program, the Company anticipates its Year 2000 program to be substantially completed by September 30, 1999. As a result of the Company's Year 2000 program, it is anticipated that there may be delays in other new and continuing IT projects, although diligence is being put forth to allow for concurrent development where possible. However, no material adverse affect is expected from any delays, as the Company has procedures in place to ensure that critical projects will be handled in a timely manner. The cost of the Company's Year 2000 program and the dates provided herein are based on management's best estimates, which were derived utilizing numerous assumptions of future events, many of which are beyond the Company's control.

The failure to correct a material Year 2000 problem could result in an interruption in certain normal business activities or operations of the Company. Such interruptions could materially and adversely affect the Company's financial condition, results of operations and cash flows. Based on current plans and assumptions, the Company does not expect that the Year 2000 issue will have an adverse impact on the Company as a whole. Due to the general uncertainty inherent in the Year 2000 problem, however, there can be no assurance that all Year 2000 problems will be foreseen and corrected, or if foreseen, corrected on a timely basis, or that no material disruption to the Company's business or operations will occur. Further, the Company's expectations are based on the assumption that there will be no general failure of external local, national or international systems (including power, communication, postal or other transportation systems) necessary for the ordinary conduct of business. The Company is currently assessing those scenarios in which unexpected failures would have a material adverse effect on the Company and will attempt to develop contingency plans designed to deal with such scenarios. There can be no assurance, however, that successful contingency plans can, in fact, be developed or implemented.

PART II   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          See Note I

ITEM 3.   DEFAULT UPON SENIOR NOTES

          See Note B

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)      Exhibits:
                      --------

Exhibit Number        Description
--------------        -----------
     4.1              Note Purchase Agreement dated as of September 8, 1998
                      between GPH, Golden Books Publishing Company, Inc.
                      ("GBPC"), Golden Books Home Video, Inc. ("GBHV") and
                      Golden Books Family Entertainment, Inc. ("GBFE").

     4.2 Pledge and Security Agreement dated as of September 8, 1998 between GBFE, GBPC, GBHV and GPH.

      *  Incorporated by reference to Form 8-K dated September 15, 1998.


      27.1     Financial Data Schedule



             (b)   Reports on Form 8-K:
                   --------------------

                   Current report on Form 8-K dated September 15, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.





November 9, 1998                            /s/  Richard E. Snyder
                                          ------------------------
                                          Richard E. Snyder
                                          Chairman  of the Board, President and
                                          Chief Executive Officer




November 9, 1998                           /s/  John C. Ferrara
                                          ---------------------
                                          John C. Ferrara
                                          Executive Vice President and
                                          Chief Financial Officer