Form 10-K
period 1998-12-26
GOLDEN BOOKS FAMILY ENTERTAINMENT INC
filed 1999-04-12
CIK 790706

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 26, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the transition period from ...... to ......

                         Commission file number 0-14399

                     Golden Books Family Entertainment, Inc.
             (Exact name of registrant as specified in its charter)

                 Delaware                                   06-1104930
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

888 Seventh Avenue, 40th Floor, New York, New York                10106
      (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (212) 547-6700

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

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $8,206,836, computed by reference to the bid price as quoted on the OTC Bulletin Board on April 6, 1999 of approximately $0.29.* As of April 6, 1999, 28,299,434 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.
--------
* For purposes of this calculation, all outstanding shares of Common Stock have been considered held by non-affiliates other than the 6,546,353 shares held by directors and certain principal shareholders. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

            GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

                                December 26, 1998

                                      INDEX




PART I
ITEM 1.    BUSINESS............................................................1
ITEM 2.    PROPERTIES..........................................................8
ITEM 3.    LEGAL PROCEEDINGS...................................................9
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................11

PART II
ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS................................................12
ITEM 6.    SELECTED FINANCIAL DATA............................................13
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS..............................................14
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........25
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................26
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................27

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................28
ITEM 11.  EXECUTIVE COMPENSATION..............................................30
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......34
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................37

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....39

                                     PART I

In February 1999, the Registrant reached an agreement with its major creditors pursuant to which its existing long term debt would be significantly reduced. In accordance with that agreement, the Registrant and two of its subsidiaries, Golden Books Publishing Company, Inc. ("Golden Books Publishing") and Golden Books Home Video, Inc. ("GBHV" and collectively with the Registrant and Golden Books Publishing, the "Debtors") on February 26, 1999 filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The Debtors have filed a Joint Plan of Reorganization and a Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, both of which are exhibits to this Form 10-K. The Debtors hope to confirm and consummate the Plan of Reorganization by June or July of 1999. See "Item 1. Business -- Recent Events," below. As used herein, the "Company" refers to Golden Books Family Entertainment, Inc. (the "Registrant"), its subsidiaries, and the Debtors as debtors-in-possession.


                                ITEM 1. BUSINESS

The Company publishes, produces, licenses and markets an extensive range of children's books and family related entertainment products. The Company has three business segments, which it operates primarily through its principal operating subsidiary, Golden Books Publishing Company, Inc. ("Golden Books Publishing"): (1) Consumer Products, which includes its Children's and Adult Publishing divisions, (2) Entertainment, which operates as the Golden Books Entertainment Group division ("GBEG"), and (3) Commercial Products, through its Commercial Printing division. For certain financial information with respect to the Company's business segments see note 18 to the Company's Consolidated Financial Statements herein.

On March 11, 1999, the Company signed an agreement to sell its Adult Publishing division to St. Martin's Press, Inc., subject to certain conditions. On March 25, 1999, the bankruptcy court gave final approval authorizing the closing of the sale, which has not yet occurred.

Consumer Products

Children's Publishing. Golden Books is the largest publisher of children's books in the North American retail market and has published its flagship product line, "Little Golden Books", for over 50 years. The Children's Publishing division produces storybooks, coloring/activity books, puzzles, educational workbooks, reference books, novelty books, chapter books and electronic storybooks. The products of the Children's Publishing division utilize both owned (in whole or in part) characters, such as The Poky Little Puppy and Lassie, and characters licensed by the Company from third parties, such as Disney (A Bug's Life, Mulan), Mattel (Barbie) and Mercer Mayer (Little Critters).

The Children's Publishing division's products have traditionally been designed primarily for children up to age seven and have been distributed mainly through mass market channels (which include national discount store chains, such as Wal-Mart, K mart, Target and Toys "R" Us). The Company has also sold children's products through bookstores and other retailers (children's educational specialty retailers, other toy stores, supermarkets, drugstores and warehouse clubs), special markets (such as school book clubs, school book fairs, paperback jobbers, catalogue sales and educational institutions) and international channels.

The Company's  Children's  Publishing  products fall into four broad categories:
(i) "Classic Format," (ii) education and  reference,(iii)  trade and novelty and
(iv) electronic storybooks.

(i)  Classic Format Products

The Company's Classic Format category of products consists of storybooks and coloring/activity books and products, as described below. This category of products accounts for the largest share of the Company's Children's Publishing revenues and unit sales. Most products in the Classic Format category are high volume products that carry a retail price under $5.00. The volume and price point of these products makes them particularly attractive to mass market retailers, although Classic Format products are distributed through other channels to a lesser extent. In 1998, the Company continued to introduce new Classic Format products with higher price points which were sold through mass market channels, in bookstores and in specialty retail stores. Effective January 1, 1999, the Company raised prices on selected products, principally in the Classic Format Category.

Storybooks are published principally under the Golden Books, Little Golden Books and Golden Look Look trademarks. In addition to storybooks in the foregoing formats, the Company also publishes paperback books and touch and feel books for babies, including Pat the Bunny.

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

(ii)  Education and Reference

The Company's education and reference products consist of Road to Reading (a level reading series), workbooks, flashcards and reference books. The Company's workbook and flashcard products have price points between $2.00 and $3.50 and its Road to Reading books have price points between $4.00 and $5.00. All such products are sold primarily through mass market outlets, although the Company continues to take advantage of sales opportunities for these products through bookstores, specialty retail and special markets distribution channels. The Company first began publishing its Road to Reading level reading series in 1998 using its existing characters and titles, as well as licensed characters such as Barbie.

(iii)  Trade and Novelty Products

The Company's current product offerings in this category consist of flap books, pop-up books, book plus products, multiple format books and treasuries. Most products in this category are in the $5.00 to $10.00 retail price range and are primarily distributed through bookstores and specialty retail stores and special markets.

The Company continues to expand its product offerings in the trade and novelty category, with an emphasis on products featuring the Company's proprietary characters. The Company believes that significant sales opportunities for its higher priced trade and novelty products exist through bookstores, mass market, special market and international distribution channels.

(iv)  Electronic Storybooks

The Company is marketing a declining number of electronic books. The electronic books are sold primarily through mass market outlets.

Adult Publishing. Less than 10% of the revenues of the Consumer Products business segment is accounted for by the Adult Publishing division. The division publishes trade books focusing on hobbies, parenting and the family.

The Company has distributed its adult trade book line primarily through bookstores, although the line also includes books published in formats suitable for mass market distribution. Since February 1998, products published by the Adult Publishing division have been distributed in the United States and Canada by St. Martin's Press, Incorporated. On March 11, 1999, the Company signed an agreement to sell its Adult Publishing division to St. Martin's Press, subject to certain conditions. If all of the conditions are satisfied, the sale should be closed shortly. If the closing does not occur as scheduled, either party may terminate the agreement.

Licensing and Publishing Agreement Developments. In December 1998, the Company signed a license agreement with Disney, amending the terms of the license the Company had entered into with Disney in 1997. The Disney agreement allows the Company to use, in selected product categories and for a limited time, all of Disney's animated characters, including Mickey Mouse, Winnie the Pooh and Pinocchio and characters from The Little Mermaid, The Lion King, Aladdin, The Hunchback of Notre Dame and Toy Story, as well as characters from more recent releases such as Hercules, Mulan and A Bug's Life. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

The Company also has a licensing agreement in connection with the educational television series Between the Lions, anticipated to debut on PBS in Spring 2000. The Company's character license with Children's Television Workshop terminated by its terms in December, 1998. In January, 1999, the Company renegotiated its publishing agreement with Parachute Press, pursuant to which the Company will continue to publish only R. L. Stine's "Seniors" series, a part of R.L. Stine's Fear Street series, through June 1999. The Fear Street books, including the "Seniors" series, are intended for older children and young adult readers, ages 8 and up.

Golden Books Entertainment Group Division

The Company generates revenues from the GBEG division by selling its video products, licensing properties from its library to third parties, both domestically and internationally, for use on television, on home video and in ancillary media, licensing properties from its library for merchandise and exploiting certain music publishing rights. The Company's GBEG division was established in August 1996, upon the acquisition from Broadway Video Entertainment, L.P. of an extensive library of character-based family entertainment properties. The division's library is comprised of copyrights, distribution rights, trademarks and licenses relating to characters, television programs and motion pictures, both animation and live action, and includes individual specials and multiple episode series. Among the library titles are Rudolph the Red-Nosed Reindeer, Frosty the Snowman, Santa Claus Is Coming to Town, Lassie, Underdog, The Lone Ranger, Tennessee Tuxedo, Shari Lewis' Lambchop and Hush Puppy, as well as 26 half-hour episodes of Felix the Cat, and 52 half-hour episodes of Abbott and Costello.

The existing licenses granted to third parties in respect of the GBEG division's properties generally cover a limited time period, usually two to three years.
GBEG's licenses are typically narrow, allowing the same property to be simultaneously licensed to multiple parties for different purposes and enhancing the ability of the GBEG division to maximize license revenue from the properties in its library.

Commercial Products

The Commercial Printing division allows the Company to market its surplus manufacturing capabilities to third parties. In addition, the division sells printing services. In 1998, the Company manufactured products for its Commercial Printing Division at its printing facility in Sturtevant, WI and at third party printing facilities. Customers of the Commercial Printing Division include educational publishers, religious publishers, brand marketers, and other juvenile publishers and entertainment companies. Additionally, the Commercial Printing division engages in commodity printing (such as tax instruction booklets and tax forms).

Distribution and Sales

The Company's Children's Publishing products are distributed through (i) mass market, both directly and through independent distributors, (ii) bookstores and specialty retail stores, (iii) special markets, such as book clubs and internet distributors, and (iv) international distribution channels. Historically, mass market distribution has accounted for, and continues to account for, the largest portion of children's publishing product sales. Among the Company's largest customers in 1998 were Wal-Mart, K mart and Target. To a lesser extent, the Company has distributed its children's publishing products through other domestic distribution channels.

In June 1998, the Company closed its distribution center in Coffeyville, Kansas and consolidated it into its distribution facility in Crawfordsville, Indiana. The Company believes this consolidation will allow it to further simplify its supply chain and improve its inventory management function.

Internationally, the Company distributes its Children's Publishing products mainly through third parties and through a wholly-owned subsidiary in Canada. The Company's sales in Canada account for the majority of its international sales revenues. In 1998, the Company wound down its operations in the United Kingdom, substantially eliminating its sales operation and engaging independent sales representatives.

The GBEG division exploits its library assets in all media and territories worldwide directly or through sub-distributors. GBEG's series, specials, and features are licensed directly to domestic and international broadcasters
(terrestrial, cable and satellite) and home video distributors through an internal program distribution staff. Sub-agents have been appointed in specific territories on a case-by-case basis. Similarly, product licensing and merchandising is conducted by an internal department with occasional use of outside agents. The GBEG division has a long-term distribution agreement with Sony Wonder, a division of Sony Music, under which Sony Wonder produces and distributes the division's children's home video and audio products, with the Company receiving the gross proceeds, less Sony's manufacturing cost and a distribution fee.

Competition

The children's publishing market is highly competitive. Competition is based primarily on price, quality, distribution, marketing and licenses. In mass market sales, the Company faces competition primarily from smaller competitors, including, but not limited to, Landoll, Inc., in the coloring/activity category, School Zone Publishing Co., in the educational workbook category and Publications International, Ltd., in the electronic storybook category. In the trade and specialty trade categories, the Company's principal competitors are Random House, Inc., Simon & Schuster, Inc., Scholastic Corp. and HarperCollins Publishers, Inc. The Company also competes for a share of consumer spending on children's entertainment and educational products against companies that market a broad range of products utilizing a broad range of technologies that are unrelated to those marketed by the Company, such as computer-based products. The market for licenses is also highly competitive and the Company competes against many other licensees for significant licenses. Many of the Company's current competitors have greater financial resources than the Company and, in selected markets, greater experience than the Company. Many of the markets in which the Company operates contain a number of competing entities, many of which may have greater financial resources and experience with respect to these markets than the Company.

The licensing industry is highly competitive, and the GBEG division faces strong competition from other independent licensing agencies and from the in-house licensing divisions of motion picture and television studios. Additionally, the division faces intense competition for available creative personnel, distribution channels and financing including from motion picture studios, television networks and independent production companies, many of which have greater financial resources than the Company.

Manufacturing

Prior to 1998, a substantial part of the Company's Children Publishing products were manufactured at a facility in Racine, WI, which was sold in 1997.

During 1998, the Company manufactured the majority of its Children's Publishing products from its plant in Sturtevant, WI, with additional components and services obtained from third party vendors in the United States and abroad. The Company began manufacturing at the Sturtevant, WI facility in February 1998. As a result of the decline in the revenues of the Children's Publishing division, the Sturtevant, WI facility exceeds the Company's current needs. Because of the Company's inability to utilize the full capacity of the facility, among other reasons, the facility is burdened by high operating costs. The Company is seeking a buyer for the Sturtevant, WI facility. See "Item 2. Properties."

Employees

The Company and its subsidiaries have approximately 950 employees, calculated on a full-time equivalent basis. Approximately 350 employees are represented by labor unions. The Company negotiated and signed new agreements with its labor unions in the first quarter of 1998. The Company's contracts with (i) the Graphic Communications International Union, Local 223B, (ii) the Graphic Communications International Union, Local 254M, (iii) the International Union of Operating Engineers, Local 309, (iv) the International Brotherhood of Teamsters, Local 43, and (v) the United Auto Workers Local 1007, expire on December 31, 2002. The Company's Canadian subsidiary signed a new contract in January 1998 with Local 1024 of the United Rubber, Cork, Linoleum and Plastic Workers of America AFL-CIO, CLC, which expires on December 31, 2000.

In connection with the production of storybooks and coloring/activity books, the Company typically hires writers, illustrators and other creative talent on a freelance, work-for-hire basis to complete its projects.

Recent Events

The Company has experienced liquidity difficulties as a result of operating losses, working capital deficiencies and negative operating cash flows. These difficulties have hampered the Company's ability to fund day-to-day operations. On September 15, 1998, the Company announced that it was deferring a $5.7 million interest payment on its 7.65% senior notes due 2002 (the "Senior Notes") due on such date for a 30-day grace period in accordance with the Indenture ("Indenture") governing the Senior Notes. Subsequently, on October 15, 1998, the Company announced that it would not pay the September 15th interest payment. Accordingly, at October 15th the Company was in default under the Indenture and the holders of the Senior Notes, at their option, have the right (i) to demand the redemption of the entire $150 million principal amount of the Senior Notes due and (ii) foreclose on the collateral securing the Senior Notes.

Due to the default under the Senior Notes, cross-default provisions regarding the Company's $30 million Revolving Credit Facility with NationsCredit Commercial Funding, a division of NationsCredit Commercial Corp. ("NationsCredit") entered into June 3, 1998 and its $25 million Loan Facility with Golden Press Holdings, LLC, entered into September 4, 1998 (see Note 9 to the Consolidated Financial Statements) resulted in defaults under such agreements.

The Company also decided on November 5, 1998 that it would defer a $2.5 million interest payment on the Guaranteed Preferred Beneficial Interests in the Company's and Golden Books Publishing Company, Inc.'s Convertible Debentures (the " TOPrS") due on the TOPrS in accordance with the Indenture governing the TOPrS. Additionally, on February 20, 1999, the Company again deferred the next scheduled $2.5 million interest payment due on the TOPrS in accordance with the Indenture governing the TOPrS.

As a result of the Company's failure to make the interest payment on the Senior Notes, a steering committee representing certain holders of the Senior Notes (the "Senior Notes Steering Committee") was established. Additionally, as a result of the Company's failure to make the interest payment due on the TOPrS, a steering committee representing certain holders of the TOPrS (the "TOPrS Steering Committee") was established.

The Company, along with the Senior Notes Steering Committee and the TOPrS Steering Committee engaged in extensive negotiations regarding a restructuring of the Company's indebtedness and capital equity structure. These negotiations resulted in an agreement in principle regarding the terms of the Company's restructuring, which the parties determined would be accomplished through a pre-negotiated Chapter 11 proceeding. Accordingly, on February 24, 1999, the Company announced that it had reached an agreement with its major creditors. The agreement in principle would allow the Company to significantly reduce its existing debt, pay all trade creditors in full and, under the direction of its current management team, proceed with its publishing and entertainment operations. Under the agreement in principle, the restructuring of the Company's indebtedness and revised capital structure will be provided for as follows:

o The Senior Notes will be converted into (i) a new secured note in the principal amount of $87 million due 2004, with interest at the rate of 10%, if paid in cash, or, at the Company's option for the first three years, 13.5% payable in kind, and (ii) 42.5% of the Company's new common stock to be issued post recapitalization, prior to dilution. The note will be secured by the existing collateral already granted to the holders of the Senior Notes as well as certain additional collateral.

o The TOPrS indebtedness will be converted into 50% of the Company's new common stock to be issued post recapitalization, prior to dilution.

o The Golden Press Holdings, L.L.C. loan in the amount of $10 million will be converted into 5% of the Company's new common stock to be issued post recapitalization, prior to dilution.

Existing preferred and common shareholders will surrender their stock in exchange for out-of-the money warrants to purchase 5% of the new Company stock, exercisable until the third anniversary of the Joint Plan of Reorganization (as defined below), to be allocated two-thirds to the preferred and one-third to the common shareholders, to be issued post recapitalization, prior to dilution. The agreement also provides for a management stock incentive program for an amount of common stock equal to 10% of the common stock issued on the effective date of the Joint Plan of Reorganization. Of that amount, one-half (5%) will be allocated to senior management on the effective date with the balance being made available for other management personnel and for future grants. Also on the effective date of the Joint Plan of Reorganization, the employment agreement with Richard E. Snyder, the Company's Chairman of the Board and Chief Executive Officer, will be amended as further described in the Disclosure Statement and the exhibits thereto, and Mr. Snyder will receive, in consideration of his surrendering certain claims and rights under his current employment arrangement, 2-1/2% of the Company's new common stock, among other things.

The foregoing is an incomplete summary of the principal provision of the agreement. For a full understanding of the restructuring arrangements, reference should be made to the Joint Plan of Reorganization and the Disclosure Statement referred to below. Similarly, wherever licensing, distribution or other agreements of the Company are described or summarized in this Form 10-K, such descriptions are subject to the provisions of such agreements, to which references should be made.

The agreement in principle regarding the restructuring provided that the restructuring be effectuated pursuant to a Chapter 11 Plan. Accordingly, on February 26, 1999 the Debtors filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The petitions were filed in the United States Bankruptcy Court for the Southern District of New York. The Debtors are continuing to operate their business and hold their assets as debtors-in-possession. No trustee has been appointed.

The Debtors received approval from the Bankruptcy Court to pay on time and in full undisputed pre-petition obligations including salaries, wages and benefits to all of its employees. On March 25, 1999, the Bankruptcy Court gave final approval to a $55 million three-year debtor-in-possession financing facility consisting of a $45 million credit facility and a $10 million term facility, which is provided by The CIT Group (the "DIP Loan"). The DIP Loan is subject to covenants and events of default. The Company utilized the proceeds from the DIP Loan to repay all outstanding amounts under the Revolving Credit Facility with NationsCredit with the remainder to be used to fund operations during the pendency of the Chapter 11 proceedings.

On March 25, 1999, the Debtors filed a Joint Plan of Reorganization (the "Joint Plan of Reorganization") with the Bankruptcy Court and a Disclosure Statement (the "Disclosure Statement") pursuant to Section 1125 of the Bankruptcy Code. The Disclosure Statement and the Joint Plan of Reorganization are subject to approval of the Bankruptcy Court. Prior to the filing of the Joint Plan of Reorganization and Disclosure Statement, the Debtors entered into a Restructuring Agreement with certain holders of senior notes and the TOPrS as well as Golden Press Holdings, LLC and Richard E. Snyder which obligates such signatories to support the restructuring provided for under the Joint Plan of Reorganization providing certain conditions are met including that the Joint Plan of Reorganization is confirmed within 150 days of the date of the Restructuring Agreement.

On March 25, 1999, the Bankruptcy Court gave final approval to the Asset Purchase Agreement with St. Martin's Press, Incorporated dated March 11, 1999 with respect to the sale of certain assets of the Company's Adult Publishing business. If all of the conditions of the Agreement are met, the Adult Publishing sale should be closed shortly. If the closing does not occur as scheduled, either party may terminate the Agreement.

A Bankruptcy Court hearing on the Disclosure Statement is currently scheduled for May 10, 1999. The Company hopes to confirm and consummate the Joint Plan of Reorganization by June or July of 1999, although there can be no assurance that the Joint Plan of Reorganization will be confirmed or consummated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

Since the latter part of fiscal 1998, a number of executives have left the Company, including Eric Ellenbogen (President of the GBEG), John C. Ferrara (Chief Financial Officer) and Robert J. Asahina (President of the Adult Publishing division). See Executive Officers of the Registrant, below.

ITEM 2.  PROPERTIES

The principal properties currently used by the Company in the conduct of its business are the following:

The Company's corporate offices, publishing and principal sales offices are located in leased premises on three floors at 888 Seventh Avenue in New York City. In January 1999, the Company reduced the space covered by the lease from 112,000 square feet (on six floors) to 55,000 square feet. The amended lease covering the reduced space is for a term expiring July 31, 2013. The Company believes that the facilities covered by the amended lease are adequate for the restructured Company's needs.

The Company's printing facilities and principal administration offices are located in 498,300 square foot leased facilities in Sturtevant, WI. These facilities were constructed for the Company and service the Company's publishing and commercial divisions. The Company began manufacturing at the new Sturtevant, WI facility in February 1998. The printing facilities have a capacity which exceeds the Company's current needs. The Company is seeking a buyer for the Sturtevant, WI facility who would enter into an agreement with the Company to continue to manufacture certain of the Company's Children's Publishing products at the facility.

The Company's principal warehousing and distribution facilities are located in a 403,000 square foot building owned by the Company and located in Crawfordsville, Indiana. In 1998, the Company closed a distribution center in Coffeyville, Kansas and consolidated the distribution functions in Crawfordsville, Indiana. The Coffeyville, Kansas property was sold in January 1999.

In addition, the Company owns or rents several other smaller properties that are used for administration, sales offices and warehousing, or are held for sale, such as a building in Racine, WI, which was formerly known as the Creative Center.

As part of the Company's program to dispose of non-core assets, the Company in December 1998 sold its 702,000 square foot facility in Fayetteville, North Carolina which had been used primarily in connection with the manufacture and distribution of games and puzzles. In December 1997, the Company sold the facility that had been its Canadian warehousing and distribution center in Cambridge, Ontario.

ITEM 3.  LEGAL PROCEEDINGS

On February 26, 1999, the Debtors filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, 11 U.S.C. ss.ss. 101 et seq. The petitions were filed in the United States Bankruptcy Court for the Southern District of New York and were assigned Cases Nos. 99-10030, 99-10031 and 99-10032, assigned to Judge Tina L. Brozman. The Debtors are continuing to operate their business and hold their assets as debtors-in-possession. No trustee has been appointed.

On August 12, 1998, a class action complaint was filed in the United States District Court for the Southern District of New York on behalf of all persons who purchased the Common Stock of the Company between May 13, 1997 and August 4, 1998, inclusive (the "Class Period"). On October 7, 1998, holders of the Company's TOPrS filed a class-action complaint based on substantially identical allegations, which complaints were subsequently consolidated. The consolidated complaint charges that the Company and certain officers and directors of the Company during the relevant time period were in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that the defendants issued a series of materially false and misleading statements concerning the impact of the Company's 1996 restructuring plan on the Company's financial condition, liquidity and future prospects. While the outcome of the case cannot be predicted with any certainty, the Company believes that it has meritorious defenses to the claims, and that the claims against the Company will be resolved or discharged during the pendency of the Chapter 11 proceedings.

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

In 1991 the United States Environmental Protection Agency ("EPA") issued a unilateral administrative order (the "1991 Order") to the Company and four other PRPs, requiring the respondents to perform a remedial design and remedial action at the Hertel Landfill Superfund Site in Plattekill, New York (the "Site"). The Company did not agree to comply with the Order. EPA subsequently sued the Company and other PRPs seeking recovery of its costs at the Site. Various PRPs in the litigation brought claims for contribution against each other and the Company. The Company settled its liability to the United States for noncompliance with the 1991 Order and agreed to comply with the Order by implementing the remedy at the Site, which is now estimated to cost up to $4.9 million, excluding potential groundwater remediation costs.

On July 9, 1998, the Company and other PRPs entered into a Consent Decree with the United States and the State of New York to resolve their alleged Liability for past response costs and formalize their agreement to perform the remedy at the site. Under the Decree, the Company and the other settling parties are jointly and severally obligated to perform the remedy and reimburse certain governmental past and future costs. Golden Books has paid approximately $1.7 million toward remedial costs since 1996 and has completed construction of the landfill cap. The Company's share of future costs for operation and maintenance of the cap and landfill monitoring are expected to be less that $500,000.

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

It is uncertain whether the claims against the Company in the foregoing environmental matters will be resolved during the pendency of the Chapter 11 proceedings.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


EXECUTIVE OFFICERS OF THE REGISTRANT

Since the latter part of fiscal 1998, a number of executives have left the Company, including Eric Ellenbogen (President of the GBEG), John C. Ferrara (Chief Financial Officer) and Robert J. Asahina (President of the Adult Publishing division). Set forth below is information regarding the current executive officers of the Company.

Richard E. Snyder
Age:  65

Mr. Snyder has served as Chief Executive Officer of the Company since May 8, 1996. Mr. Snyder was President of the Company from January 31, 1996 to May 8, 1996. Prior to that time, Mr. Snyder had, since 1994, been an independent business consultant and investor. He was the Chairman and Chief Executive Officer of Simon & Schuster from 1975 to 1994. Mr. Snyder is a director of Reliance Group Holdings, Inc.

Richard Collins
Age:  47

Mr. Collins has served as Golden Books Publishing Company, Inc.'s Chief Operating Officer since June 1998. From July 1997 until June 1998, he served as the Company's Executive Vice President, Director of Sales and Retail Marketing. From October 1991 to July 1997, Mr. Collins was employed at Unilever/Lipton, most recently as Vice President, Strategic Customer Management.

Philip Galanes
Age:  35

Mr. Galanes has served as Chief Administrative Officer of the Company since November 1998. From December 1996 until November 1998 he served as the Company's General Counsel and Vice President, Legal Affairs. From January 1995 to November 1996, Mr. Galanes was an associate at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Previously, Mr. Galanes was an associate at the law firm of Debevoise & Plimpton.

Colin Finkelstein
Age: 39

Mr. Finkelstein has served as Executive Vice President and Chief Financial Officer of the Company since January, 1999. He served as Senior Vice President, Finance and Planning of the Company and Executive Vice President, General Manager of the Company's Children's Publishing Division from October 1996 until January 1999. From November 1988 until September 1996, Mr. Finkelstein was employed by EMI Music, Inc., most recently as Vice President, Controller.

                                     PART II

          ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

                            STOCKHOLDERS' INFORMATION

COMMON STOCK PRICES

The Company's Common Stock, par value $.01 per share ("Common Stock") has historically been traded over-the-counter and quoted on the NASDAQ National Market System (symbol GBFE). On February 17, 1999, the Company's Common Stock was delisted from the NASDAQ National Market System for failure to meet continued listing standards. Since that date the Company's Common Stock has been quoted on the OTC Bulletin Board. Common stockholders of record at December 26, 1998 numbered approximately 550. The following table sets forth the range of prices (which represent actual transactions), by quarter, as provided by the National Association of Securities Dealers, Inc.

Fiscal Year Ended December 26, 1998
--------------------------------------------------------------------------------


                         High            Low

First Quarter        11 13/16        10 5/16
Second Quarter         11 3/4          3 3/4
Third Quarter           6 1/8           5/16
Fourth Quarter            7/8            1/8

Fiscal Year Ended December 27, 1997
--------------------------------------------------------------------------------
                         High            Low
First Quarter          12 1/4        8 11/16
Second Quarter         12 7/8          7 7/8
Third Quarter          12 5/8          9 1/2
Fourth Quarter         11 3/4          9 1/8


DIVIDEND POLICY

Holders of Common Stock are entitled to receive such dividends as may be lawfully declared by the Board of Directors. Since its organization in 1984, the Company has not paid a cash dividend on its Common Stock and management does not currently anticipate the payment of cash dividends on the Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data below is derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements." In 1996 the Company changed its fiscal year end so as to end on the last Saturday of December in each year. As a result, the fiscal 1996 results from operations are not necessarily comparable to other periods as presented.

                                                                                  11 Months
                                                        Year Ended                  Ended                 Year Ended
                                                December 26,     December 27,    December 28,      February 3,     January 28,
                                                    1998             1997            1996             1996            1995
                                                                         (In Thousands, Except Per Share Data)
Income Statement Data:
Revenues
    Net sales                                    $193,573         $242,481        $254,046        $369,572        $398,354

    Royalties and other income                        653            1,080             959           1,722           2,207
                                                      ---            -----             ---           -----           -----

        Total Revenues                            194,226          243,561         255,005         371,294         400,561
                                                  -------          -------         -------         -------         -------

Costs and expenses:
    Cost of sales                                 181,141          176,238         231,792         281,392         297,421
    Selling, general and administrative            98,293          111,307         142,721         129,020         124,128
    Restructuring, net of (gains) losses on
        sales of assets                             6,462          (10,786)         65,741           6,701         (21,452)

    Write-off of assets                            10,609               --              --              --              --
                                                   ------

        Total costs and expenses                  296,505          276,759         440,254         417,113         400,097
                                                  -------          -------         -------         -------         -------

(Loss) income before distributions on
    Guaranteed Preferred Beneficial Interests
    in the Company's and Golden Books
    Publishing Company, Inc.'s Convertible
    Debentures, interest expense and
    (benefit) provision for income taxes         (102,279)         (33,198)       (185,249)        (45,819)            464

Distributions on Guaranteed Preferred
    Beneficial Interests in the Company's and
    Golden Books Publishing Company,
    Inc.'s Convertible Debentures                  10,282           10,282           3,597              --              --

Interest expense, net of interest income           16,704            6,163           6,764           9,896          15,573
                                                   ------            -----           -----           -----          ------

Loss before (benefit) provision for income
    taxes                                        (129,265)         (49,643)       (195,610)        (55,715)        (15,109)
(Benefit) provision for income taxes                 (666)              37           1,893          11,332           2,470
Net loss                                       $ (128,599)      $  (49,680)     $ (197,503)   $    (67,047)    $   (17,579)
                                               ===========      ===========     ===========   =============    ============

Net loss per common share - basic                  ($4.89)          ($2.18)         ($8.73)         ($3.23)         ($0.88)

Balance sheet data (at period end):
    Working (deficiency) capital              $  (264,297)     $    95,780     $   168,210    $    165,309    $    228,240
    Total assets                                  254,951          323,164         367,235         321,965         428,806
    Long-term debt (including amount show
             as current)                          150,000          149,897         149,862         149,845         149,828
    Guaranteed preferred beneficial interests
        in the Company's and Golden
        Books Publishing Company, Inc.'s
        Convertible Debentures                    115,000          110,707         110,488              --              --
    Convertible Preferred Stock - Series A             --               --              --           9,985           9,985
    Common stockholders' (deficit) equity        (189,081)         (61,309)        (19,637)         74,368         140,794

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as Item 1-Business and Item 3-Legal Proceedings, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements as a result of many factors, including factors that may be beyond the Company's control. The Company is currently operating its business as debtor-in-possession under Chapter 11 and continuation of the Company as a going concern is contingent upon, among other things, the ability to gain approval of the requisite parties under the United States Bankruptcy Code and confirmation by the Bankruptcy Court of the Company's Joint Plan of Reorganization. In addition, the Company's continuation as a going concern is contingent upon its ability to comply with its debtor-in-possession financing facility, resolution of various litigations against the Company, the Company's ability to generate sufficient cash from operations and to obtain financing sources to meet its future obligations. If the Company's Joint Plan of Reorganization is confirmed and consummated, continuation of the Company's business thereafter is dependent, among other things, on the Company's near-term ability to obtain adequate financing to meet cash flow obligations and medium-term ability to generate sufficient cash flow to meet its operational and financing requirements. Other factors that may cause actual results of operations and future financial condition to differ from those expressed or implied in any forward-looking statements contained herein include loss of key licenses, adverse changes in relationships with key customers, the degree of acceptance of new product introductions, the level of product returns, changes in consumer preferences, such as the growth of computer-based products, and consumer spending habits, competition from existing and potential competitors, pricing pressures, costs of labor and other costs and expenses, demographics and general economic conditions.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements contained herein or that may be made from time to time by or on behalf of the Company.

Financial Condition, Liquidity and Capital Resources

As a result of incurring operating losses, working capital deficiencies and negative operating cash flows, the Company, in 1998, defaulted on its Senior Notes, its NationsCredit Revolving Credit Facility, and other obligations.

After extensive negotiations with the Senior Notes Steering Committee and the TOPrS Steering Committee, the Company reached an agreement in principle with its major creditors, pursuant to which its existing long-term debt would be significantly reduced. In accordance with that agreement, the Company and two of its subsidiaries on February 26, 1999 filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The Debtors have filed a Joint Plan of Reorganization and a Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code.

As a result of the defaults and the filing of the petitions in the pre-negotiated Chapter 11 proceeding, the Company's long-term debt has been classified as current liabilities. The Company's independent auditors have issued their opinion on the consolidated financial statements as at December 26, 1998 with a going concern paragraph. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and they do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties.

The Joint Plan of Reorganization allows the Company to significantly reduce its existing debt, pay all trade creditors in full and, under the direction of its current management team, proceed with its publishing and entertainment operations. The restructuring of the Company's indebtedness and revised capital structure will be provided for as follows:

o The Senior Notes will be converted into (i) a new secured note in the principal amount of $87.0 million due 2004, with interest at the rate of 10%, if paid in cash, or, at the Company's option for the first three years, 13.5% payable in kind, and (ii) 42.5% of the Company's new common stock to be issued post recapitalization, prior to dilution. The new note will be secured by the existing collateral already granted to the holders of the Senior Notes as well as certain additional collateral.

o The TOPrS Indebtedness will be converted into 50% of the Company's new common stock to be issued post recapitalization, prior to dilution.

o The Golden Press Holdings, L.L.C. loan in the amount of $10 million will be converted into 5% of the Company's new common stock to be issued post recapitalization, prior to dilution.

Existing preferred and common shareholders will surrender their stock in exchange for out-of-the money warrants to purchase 5% of the new Company's stock to be allocated two-thirds to the preferred and one-third to the common shareholders, to be issued post recapitalization, prior to dilution. The restructuring also provides for a management stock incentive program for an amount of common stock equal to 10% of the common stock issued on the effective date of the Joint Plan of Reorganization. Of that amount, one-half (5%) will be allocated to senior management upon the effective date with the balance being made available for other management personnel and for future grants. Additionally, on the effective date of the Joint Plan of Reorganization, Richard
E. Snyder's (the Company's current Chairman of the Board and Chief Executive Officer) employment agreement will be amended, as more fully described in the Disclosure Statement and the exhibits thereto, and Mr. Snyder will receive, in consideration of his surrendering certain claims and rights under his current employment arrangements, 2-1/2% of the Company's new common stock, among other things. The foregoing summary of the Joint Plan of Reorganization does not purport to be complete and is subject to the terms of the Joint Plan of Reorganization.

There can be no assurance that the Joint Plan of Reorganization will be confirmed by the Bankruptcy Court. If the Company is unable to obtain approval of its Joint Plan of Reorganization, the Company, its creditors and/or equity security holders may seek other alternatives for the Company, including the sale of the Company or parts thereof through an auction process.

The Bankruptcy Court has approved a $55 million debtor-in-possession financing facility consisting of a $45 million credit facility and a $10 million term facility from The CIT Group (the "DIP Loan"). The DIP Loan is for an initial period of two years with annual renewals thereafter with interest rates ranging from the Prime Rate plus 1/8th of 1% to 5/8th of 1%. Additionally, the DIP Loan contains various financial covenants which the Company is required to maintain on a quarterly basis. The DIP Loan is secured by certain receivables and inventory of the Company. The Company utilized the proceeds from the DIP Loan to repay all outstanding amounts under the NationsCredit Revolving Credit Facility (approximately $9.6 million) with the remainder anticipated to be utilized to fund operations during the pendency of the Chapter 11 proceedings.

Continuation of the Company as a going concern is contingent upon, among other things, the ability to gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court of the final Joint Plan of Reorganization, the ability to comply with the DIP Loan, resolution of various litigation against the Company and the Company's ability to return to profitability, generate sufficient cash from operations and obtain financing sources to meet its future obligations. Assuming the Joint Plan of Reorganization is confirmed and consummated, continuation of the business thereafter is dependent on the Company's near-term ability to obtain adequate exit financing to meet cash flow obligations and medium-term ability to generate sufficient cash flow to meet its operational and financing requirements. Under the Joint Plan of Reorganization, the Company's ability to obtain exit financing is limited to $60 million as long as the new $87 million secured note is outstanding, and initially to $45 million.

Assuming the Joint Plan of Reorganization is confirmed and consummated, the Company is expected to adopt "Fresh Start Accounting" in accordance with SOP 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

Cash Flow for Fiscal 1998 (including one-time transition costs of $12.2 million associated with the strategic redirection of the Company) utilized cash of approximately $42.1 million compared to cash utilized of approximately $82.3 million for Fiscal 1997 (including one-time transition costs of $11.5 million associated with the strategic redirection of the Company and payments of restructuring costs accrued during Fiscal 1996 of $4.2 million).

Acquisitions of property, plant and equipment were approximately $13.4 million during Fiscal 1998 as compared to approximately $20.4 million during Fiscal 1997. Additions to the Company's film library were approximately $4.7 million during Fiscal 1998 as compared to approximately $6.3 million during Fiscal 1997.

Working capital deficiency at December 26, 1998 was approximately $(264.3 million) as compared to working capital of approximately $95.8 million at December 27, 1997. The decrease resulted primarily from cash reductions, funding the loss from operations and the classification of all debt facilities as current.

During 1998, the Company continued its disposition of non-core assets with the sale of its distribution center in Fayetteville, North Carolina. The facility was sold for approximately $7.2 million in cash which resulted in a loss of approximately $1.8 million, which was recorded in the consolidated statement of operations and comprehensive loss for the year ended December 26, 1998. In addition, the Company has recorded losses of (i) $4.7 million principally composed of a write-off of leasehold improvements associated with the Company's reduction of office space in connection with their New York lease agreement,
(ii) $9.2 million related to the write down of the manufacturing facility in Sturtevant, WI, and (iii) $1.4 million related to the acceleration of the amortization period of one of the Company's entertainment productions. In 1998, the Company also incurred approximately $12.2 million in one-time transition costs consisting of: (i) $4.4 million in outsourcing premium, and (ii) $7.8 million in costs associated with the move to the new facility in Sturtevant, WI.

On December 12, 1998, the Company signed an amended license agreement with Disney (the "Amended Disney License Agreement"). The Amended Disney License Agreement supersedes a prior agreement signed on September 26, 1997 that ran through December 31, 2001. The Amended Disney License Agreement commenced on December 12, 1998 and ends September 30, 2000 with a possible extension through September 30, 2001 under certain conditions. Royalty rates under the Amended Disney License Agreement vary by product. The Amended Disney License Agreement contains minimum royalty guarantees.

The Company is required to meet contractual payments in effect at December 26, 1998 of $13.4 million in Fiscal 1999 and $14.9 million in Fiscal 2000, of which the minimum royalty guarantees under the Amended Disney License Agreement account for a significant portion. The Company expects to meet these obligations through cash generated from operations or from its DIP Loan or exit financing.

The Company has announced its intention to sell the Sturtevant, WI facility. On March 25, 1999, the Bankruptcy Court gave formal approval to the Company to sell its Adult Publishing business for approximately $11.0 million, subject to working capital and certain other closing conditions.

The Company reports results under three segments: (i) the Consumer Products Segment, (ii) the Commercial Products Segment and (iii) the Entertainment Segment. The Consumer Products Segment ("Publishing") includes the Children's and Adult Publishing Divisions and, during the eleven months ended December 28, 1996, Penn Corporation, which was sold on December 23, 1996. The Commercial Products Segment includes the Commercial Printing division. The Golden Books Entertainment Group, which was formed following the Broadway Video Acquisition on August 20, 1996, is reported as the Entertainment Segment and includes home video, television program licensing, merchandising and other character licensing results since its date of acquisition. During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131").

On November 30, 1996, the Company changed its fiscal year so as to end on the last Saturday of December in each year. As a result, the Company's current fiscal period of the twelve months ended December 26, 1998 (Fiscal 1998) is compared to the twelve months ended December 27, 1997 (Fiscal 1997), and Fiscal 1997 is compared to the eleven months ended December 28, 1996 (Fiscal 1996).

Fiscal Year Ended December 26, 1998 Compared to Fiscal Year Ended December 27,
        1997

Revenues

Total revenues for Fiscal 1998 decreased $49.3 million (20.3%) to $194.2 million compared to $243.5 million for Fiscal 1997. Excluding the 20.9 million in revenues from the Cambridge printing facility which was sold during Fiscal 1997, revenues decreased $28.4 million (12.8%) to $194.2 million for the Fiscal 1998 compared to $222.7 million for Fiscal 1997 due to the factors described below.

Consumer revenues decreased $21.0 million (12.2%) to $150.7 million for Fiscal 1998 compared to $171.7 million for Fiscal 1997. The decline for Fiscal 1998 is primarily due to lower electronic and education categories sales, higher returns in Fiscal 1998, and a temporary reduction in buying by certain major retailers, including K-Mart and Zellers during the first half of Fiscal 1998. This decline was partially offset by revenue increases in the Company's strategically priced Merrigold line, improvements in the trade and novelty category, and increased sales with certain major retailers including Target and other key distributors.

Entertainment revenues decreased $0.3 million (1%) to $29.0 million for Fiscal 1998 compared to $29.3 million for Fiscal 1997. The decrease for Fiscal 1998 was primarily due to a decline in video sales of approximately $3.6 million offset by increases in television distribution and merchandising revenues of $2.5 million and $0.7 million, respectively.

Commercial revenues for Fiscal 1998 (excluding the 20.9 million in revenues from the Cambridge printing facility which was sold during Fiscal 1997) decreased $7.1 million (32.9%) to $14.5 million compared to $21.6 million for Fiscal 1997. The overall decline for Fiscal 1998 was primarily due to the new manufacturing facility in Sturtevant, WI, which did not become fully operational until the second quarter of 1998.

Gross Profit

Total gross profit (excluding gross profit of $3.5 million in Fiscal 1997 from the sale of the Cambridge Printing Facility that was sold as described above and one-time transition costs of $4.4 million in Fiscal 1998 related to outsourcing premiums) decreased $46.3 million to $17.5 million (72.6)% for Fiscal 1998, from $63.8 million for Fiscal 1997 due to the factors described below. As a percentage of revenues, total gross profit margin (excluding the items noted above) decreased to 9.0% for Fiscal 1998 from 28.9% in Fiscal 1997.

Consumer gross profit decreased $42.3 million (87.8)% to $5.9 million for Fiscal 1998, compared to $48.2 million for Fiscal 1997. As a percentage of revenues, the Consumer gross profit margin decreased to 3.9% for Fiscal 1998 from 28.1% for Fiscal 1997. The decrease in gross profit for Fiscal 1998 was primarily due to higher manufacturing costs, higher royalty rates associated with the Disney and Mattel license arrangements, an increased provision for royalty guarantees, higher inventory obsolescence reserves for inventory relating to expired license agreements, unprofitable product, and increased warehousing and shipping costs.

Entertainment gross profit decreased $4.3 million (25.6)% to $11.6 million for Fiscal 1998 compared to $15.6 million for Fiscal 1997. As a percentage of revenues, the gross profit margin decreased to 40.0% for Fiscal 1998 compared to 53.1% for Fiscal 1997. The decrease is mainly attributable to lower margins related to Home Video sales due to lower overall sales and an increased provision for returns. This decrease was partially offset by favorable gross profit related to television distribution and merchandising sales.

The Commercial Products segment utilizes the Company's manufacturing facility and third-party manufacturers to provide printing, graphic and distribution services to both the Company and third parties. During Fiscal 1997, the Company sold its primary third party printing operation (Cambridge) which had contributed a gross profit of

$3.5 million for Fiscal 1997.  During Fiscal 1998,  the Company's  manufacturing
facility  was  utilized  primarily  for  internal   production.   Such  internal
production costs were allocated to the Consumer Products segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (before consideration of one-time transition costs described below) decreased $9.4 million to $90.5 million for Fiscal 1998 compared to $99.9 million for Fiscal 1997. The decrease was primarily attributable to lower advertising, editorial and design costs, and a general reduction of overhead costs which were partially offset by an increase in the Company's general bad debt reserve.

One-time transition costs of $7.8 million in Fiscal 1998 was comprised primarily of costs related to the move to the new manufacturing facility in Sturtevant, WI. One-time transition costs of $11.5 million in Fiscal 1997 was comprised of $3.1 million of moving costs associated with the new facilities, $3.5 million for outsourcing the information technology department, $4.5 million in consulting services associated with implementing the Company's Strategic Plan and $0.4 million in other costs.

Restructuring, Net of (Gains) Losses on Sales of Assets

Restructuring, net of (gains) losses on sales of assets of $6.5 million in Fiscal 1998 was comprised of: (i) $4.7 million principally consisting of a write-off of leasehold improvements associated with the Company's reduction of office space in connection with their New York lease agreement and (ii) $1.8 million associated with the sale of the Fayetteville facility. Restructuring, net of (gains) losses on sales of assets of $(10.8 million) in Fiscal 1997 was comprised primarily of a gain on the sale of the Company's Cambridge commercial printing operations.

Write-Off of Assets

Write-off of assets of $10.6 million in Fiscal 1998 was comprised on: (i) $9.2 million associated with the write-down of the Company's manufacturing facility in Sturtevant, WI due to recurring losses by the Company's Children's Publishing business primarily due to reduced level of sales, high operating costs (including an unfavorable lease agreement and disadvantageous union contracts) and the underutilization of the facility's capacity and (ii) $1.4 million related to the acceleration of the amortization period of one of the Company's entertainment productions.

Interest Income

Interest income for Fiscal 1998 decreased $3.9 million to $1.7 million from $5.6 million for Fiscal 1997. The decrease in interest income was attributable to decreased investment income as a result of lower cash and cash equivalent balances throughout the year.

Interest Expense

Interest expense (including the distributions on the TOPrS) for Fiscal 1998 increased by $6.7 million to $28.7 million, as compared to $22.0 million for Fiscal 1997 due to increased debt levels primarily associated with the NationsCredit Revolving Credit Facility which was entered into in June 1998.
Total average outstanding debt (including the TOPrS) was $281.3 million for Fiscal 1998 and $265.0 million for Fiscal 1997.

Income Taxes

The income tax benefit recorded in Fiscal 1998 primarily relates to current year losses of the Company's Canadian Subsidiary, which files separately in that jurisdiction. These losses are expected to offset income already recognized by that Subsidiary. In Fiscal 1997, the tax provision primarily related to various state and local income taxes imposed on the Company.

At December 26, 1998, the Company has net operating loss carryforwards of approximately $305 million with expiration dates between 2011 and 2018. Utilization of such losses in the future could be significantly limited should there have been an ownership change (as defined in Internal Revenue code Section
382). Further, there are specific modifications which may be required to be made to the net operating loss carryforwards of the Company as a result of the Chapter 11 bankruptcy proceedings. At such time as the Company emerges from bankruptcy, it is likely there will be an ownership change for tax purposes which would result in a Section 382 limitation on future utilization of net operating losses. Since there are a number of variables which could affect the Company's Bankruptcy proceedings (including the fact that the Joint Plan of Reorganization has not yet been approved by the Bankruptcy Court), it is not currently possible to determine whether the Company's net operating loss carryforwards will produce tax benefits in the future. Benefit was not provided for these loss carryforwards at December 26, 1998.

Net Loss

The net loss for Fiscal 1998 was $(128.6) million, or $(4.89) per basic common share, compared to a net loss of $(49.7) million , or $(2.18) per basic common share, for the year ended December 27, 1997. The changes were due to the factors described above.


Fiscal Year Ended December 27, 1997 (Fiscal 1997)
Compared to Eleven Months Ended December 28, 1996 (Fiscal 1996)

Revenues

Revenues for Fiscal 1997 decreased $14.9 million (5.8)% to $243.5 million, as compared to $258.4 million (before consideration of $3.4 million of one time charges to establish reserves to resolve differences with customers), for Fiscal 1996.

Consumer Products Segment revenues decreased $40.2 million (19.0)% to $171.7 million for Fiscal 1997, compared to $211.9 million (before consideration of $3.4 million of one time charges to establish reserves to resolve differences with customers) for Fiscal 1996. The decrease in revenue for the Consumer Products Segment for Fiscal 1997 resulted principally from the sale of Penn, which was sold in December of 1996 (revenues of $40.7 million) along with a sales decline in electronic storybooks, offset by a sales increase in classics.

Commercial Products Segment revenues were $42.4 million for both Fiscal 1997 and Fiscal 1996. During 1997 the Company has focused on internal production requirements as inventory levels have been built in preparation for the move to the Company's manufacturing facility early in 1998.

Entertainment Segment revenues increased $25.2 million to $29.3 million for Fiscal 1997 compared to $4.1 million for Fiscal 1996. The increase in revenues for 1997 was due to the fact that the Entertainment Segment was active for only four months in 1996 compared to the full year during 1997.

Gross Profit

Gross profit increased $15.7 million (30.4)% for Fiscal 1997 to $67.3 million, compared to $51.6 million (before consideration of $28.4 million in one-time revenue and cost of sales charges associated with the strategic redirection of the Company, comprised of $3.4 million in revenue reserves established to resolve differences with customers, $17.6 million relating to the discontinuance or replacement of certain product lines and $7.4 million of other inventory related costs) for Fiscal 1996. As a percentage of revenues, the gross profit margin increased to 28.9% for Fiscal 1997 from 20.0% for Fiscal 1996 (before consideration of one time charges associated with the strategic redirection of the Company).

In the Consumer Products Segment, gross profit increased $1.1 million (2.3)% to $48.2 million for Fiscal 1997, compared to $47.1 million for Fiscal 1996 (before consideration of one time charges of $28.4 million described above). As a percentage of revenues, the gross profit margin for the Consumer Products Segment increased to 28.1% for Fiscal 1997 from 22.2% for Fiscal 1996. The increase in Consumer Products Segment gross profit for Fiscal 1997, compared to Fiscal 1996, resulted from lower manufacturing costs.

Commercial Products Segment gross profit decreased $0.4 million (10.3%) to $3.5 million for Fiscal 1997, compared to $3.9 million for Fiscal 1996. As a percentage of revenues, the gross profit margin for the Commercial Products Segment decreased to 8.2% for Fiscal 1997, compared to 9.1% for Fiscal 1996.

The Entertainment Segment gross profit increased $15.0 million to $15.6 million for Fiscal 1997 compared to $0.6 million for Fiscal 1996. As a percentage of revenues, the gross profit margin was 53.1% for Fiscal 1997 compared to 15.8% for Fiscal 1996. The increase in the Entertainment gross profit margin was primarily due to higher levels of home video sales activity with higher gross margins in Fiscal 1997 compared to Fiscal 1996.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (before consideration of $11.5 million of one time transition costs associated with the redirection of the Company, which are comprised of (i) $3.5 million for outsourcing of the information technology department, (ii) $3.1 million of moving costs associated with new facilities, (iii) $4.5 million in consulting services associated with implementing the Strategic Plan, and (iv) $0.4 million in other costs were $99.9 million for Fiscal 1997, a decrease of $4.6 million from $104.5 million (before giving consideration to one time charges of $38.2 million, comprised of $11.0 million relating to costs associated with new management's plans to resolve certain legal and contractual matters, $9.5 million in consulting fees and other costs, and $17.7 million of expenses related to the acquisition of an equity interest by GP Holding). These reductions were primarily attributable to reductions in selling expenses due to lower sales levels.

Interest Expense, net

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

Income Taxes

The Company did not incur a significant provision or benefit for income taxes in Fiscal 1997. As such, operations for Fiscal 1997 did not include an income tax benefit from domestic operations as no tax benefit was provided on operating losses. The provision for Fiscal 1996 pertained principally to anticipated resolution of outstanding issues from prior years.

The net loss for Fiscal 1997 was $(49.7) million, or $(2.18) per basic common share, compared to a net loss of $(197.5) million, or $(8.73) per basic common share for Fiscal 1996. Results for Fiscal 1997 include one time transition costs of $11.5 million, and a gain on the disposal of assets of $10.8 million as follows: (i) $10.2 million on the sale of the Cambridge facility, (ii) $0.3 million on the sale of the old Racine plant, and (iii) $0.3 million on the sale of other assets. Results for Fiscal 1996 included one time writedowns and other charges in the consolidated financial statements totaling approximately $132.3 million as follows:

(i)      a restructuring charge totaling $65.7 million including:

         o $21.5 million loss on sale of disposal of a business resulting from the Company's decision to exit non-core business activities;
         o $24.3 million non-cash charge consisting of: (i) $10.2 million for the write-down of the commercial printing operation to net realizable value to be disposed of in connection with the Company's plan to exit non-core business activities, (ii) $9.6 million for the loss on sale of assets associated with the Company's strategic decision to outsource its information technology department and (iii) $4.5 million for the write-down of assets to net realizable value which have been identified as non-productive assets as a result of the Company's strategic plan to operate in a new efficient manufacturing facility;
         o    $8.0 million charge for severance related to the above;
         o $3.0 million net realizable value adjustment related to idle facility associated with the Company's game business, which was previously sold;
         o $7.6 million write-off of non-productive assets associated with the termination of customer program initiatives in connection with the strategic redirection of the Company; and
         o $1.3 million for facility exit costs related to a lease termination which were paid in December 1996.

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

Legal Proceedings

The Company is currently involved in various litigation as described under "Item
3. Legal Proceedings." While it is not feasible to predict or determine the outcome of the proceedings, it is the opinion of Management that their outcomes have been adequately reserved for.

Year 2000 Compliance

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

The progress to date of the three components in the Company's Year 2000 program is as follows:

IT SYSTEMS AND APPLICATIONS. The principal IT systems and applications of the Company affected by Year 2000 issues are Order Processing, Purchasing, Manufacturing, Distribution Systems and Financial Systems. The Company has completed the Assessment phase with respect to all IT systems and applications and has begun remediation efforts. The Company anticipates that the replacement phase related to these principal systems and applications should be completed by the end of July 1999 and that the Testing, Contingency Planning and Implementation phases should be substantially completed by the end of August 1999. In addition, the Company expects to implement the remainder of Year 2000 remediated IT systems and applications based on current assessments prior to September 30, 1999.

Excluding normal system upgrades, the Company estimates that total costs for conversion and testing of new or modified IT systems and applications will aggregate approximately $2.0 million to $2.2 million of which an aggregate of $.25 million had been incurred to date. Total conversion and testing costs through fiscal 1999 are estimated at $1.9 million.

NON-IT SYSTEMS AND EQUIPMENT. The principal non-IT systems and equipment of the Company which utilizes embedded technology affected by Y2K issues include: security systems, elevator systems, HVAC, phone systems, business machines, printing press equipment and distribution systems. The Company has completed the Assessment of its principal non-IT equipment and has begun remediation. The Company anticipates the Remediation phase related to these principal systems should be substantially completed by the end of April 1999 and that the Testing, Contingency Planning and Implementation phases should be substantially completed by the end of May, 1999. The Company estimates that total costs for modifying or replacing new systems and equipment in this area will be approximately $.50 million, of which an aggregate of $.05 million has been incurred to date. Total modification and replacement costs through fiscal 1999 are estimated at $.45 million.

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

Substantially all of the Company's principal suppliers have reported that they have initiated Year 2000 programs. The Company will seek updates from these parties to attempt to ascertain the adequacy of their programs as it relates to the Company including personal contact interviews for those mission critical suppliers. The Company expects to have completed these updates by May 1999. The Company anticipates that it will develop contingency plans with respect to its principal third party suppliers by the end of May 1999. Costs to the Company in this area, excluding costs due to unanticipated third party Year 2000 problems, will principally consist of internal staff costs, which are not expected to be material.

Including the costs set forth above, the Company estimates that total program costs for implementing its Year 2000 program will be $2.5 million to $2.7 million, of which total program costs to date have been $.3 million. Total program costs through fiscal 1999 are estimated at $2.2 million to $2.4 million. These costs include costs related to the matters above, as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the Company for the Year 2000. The costs do not include internal staff costs incurred or to be incurred in connection with the implementation of the program. Costs are expected to be expensed as incurred, and cash generated from the Company's operations or borrowings under its credit agreements will fund such costs. The above-stated amounts have been budgeted for the appropriate fiscal years. Projected Year 2000 costs for fiscal 1999 comprise approximately 15% to 20% of the Company's IT budget for that period. Based on the current progress of the Company's Year 2000 program, the Company anticipates its Year 2000 program to be substantially completed by September 30, 1999. As a result of the Company's Year 2000 program, it is anticipated that there may be delays in other new and continuing IT projects, although diligence is being put forth to allow for concurrent development where possible. However, no material adverse affect is expected from any delays, as the Company has procedures in place to ensure that critical projects will be handled in a timely manner. The cost of the Company's Year 2000 program and the dates provided herein are based on management's best estimates, which were derived utilizing numerous assumptions of future events, many of which are beyond the Company's control.

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

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standard's Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Unless the entity can treat the derivative as a hedge according to certain criteria, the entity may be required to deduct any changes in the derivative's fair value from its operating income. The adoption of SFAS 133 is not expected to have a material effect on the Company's Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report; see
Item 14 of Part IV.

CONSOLIDATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(In Thousands, Except For Per Share Data)
--------------------------------------------------------------------------------



                                                  First             Second              Third             Fourth
                                                 Quarter            Quarter             Quarter           Quarter
1998
   Total revenues                              $   46,534        $    43,145        $    52,020        $    52,527
   Gross profit                                     9,559              1,313              6,589             (4,376)
   Net loss (1)                                   (20,872)           (30,642)           (18,850)           (58,235)
   Net loss per common share - basic                (0.85)             (1.21)             (0.71)             (2.10)
   Weighted average number of common
      shares - basic                               27,077             27,165             27,525             27,965

1997
   Total revenues                              $   65,624        $    50,445        $    52,805        $    74,687
   Gross profit (loss)                             20,815             15,135             15,599             15,774
   Net loss (2)                                    (8,872)           (11,292)           (17,899)           (11,617)
   Net loss per common share - basic                (0.41)             (0.52)             (0.76)             (0.51)
   Weighted average number of common
     shares - basic                                25,983             26,139             26,489             26,814


(1) Includes a charge of $9.2 million relating to a writedown of long-lived assets at the Sturtevant, WI facility during the fourth quarter.

(2) Includes gain on disposal of a number of items, mainly the Cambridge facility, of $10,209 during the fourth quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to Executive Officers required by this item is included in Part I of the Company's Annual Report on Form 10-K.

                             Directors of Registrant

Shahara Ahmad-Llewellyn
Director since:  May 8, 1996
Age: 55

Ms. Ahmad-Llewellyn is Vice Chairman of Philadelphia Coca-Cola Bottling Company Inc. From its founding in 1971 until 1991, she served as President of H.A.V.A. Inc., a home health care company. Ms. Ahmad-Llewellyn is President of the Board of Directors of the Northside Center for Child Development and a member of the Board of Directors of The New 42nd Street Corporation (The New Victory Theatre), Jazz at Lincoln Center, WNET Channel Thirteen and the National Board of America's Promise -- The Alliance for Youth. Ms. Ahmad-Llewellyn previously served as Chairperson of the Small Business Administration District Advisory Council for Region II, as Vice President of the Home Care Council of New York City Inc. and as a Presidential appointee to the White House Conference on Small Business.

Lorne Michaels
Director since:  September 17, 1996
Age:  54

Mr.  Michaels  is  the  Chairman  and  founder  of  Broadway  Video,   Inc.,  an
entertainment company based in New York City. Mr. Michaels has worked for the National Broadcasting Company since 1975, producing such comedy shows as Saturday Night Live and Late Night With Conan O'Brien. Since 1991, Mr. Michaels has produced motion pictures for Paramount Pictures.

Marshall Rose
Director since:  May 8, 1996
Age:  62

Mr. Rose is Chairman of The Georgetown Group, Inc., a privately held real estate development and financial services group. Mr. Rose serves as a director of One Liberty Properties, Estee Lauder Companies, Inc. and BRT Realty Trust. In addition, Mr. Rose serves as Chairman of the Board of Trustees of The New York Public Library; as a Trustee of the New York University Medical Center; as Director of Lincoln Center for the Performing Arts; as a member of the Executive Committee of the Board of Visitors of the Graduate School and University Center of The City University of New York; as Director and Executive Committee member of the Bryant Park Restoration Committee; and as a Trustee of the Robert Steel Foundation for Pediatric Cancer Research.

Richard E. Snyder
Director since:  May 8, 1996
Age:  65

Mr. Snyder has been Chairman of the Board of Directors and Chief Executive Officer of the Company since May 8, 1996. Mr. Snyder was President of the Company from January 31, 1996 to May 8, 1996. Prior to that time, Mr. Snyder had, since 1994, been an independent business consultant and investor. He was the Chairman and Chief Executive Officer of Simon & Schuster from 1975 to 1994. Mr. Snyder is a director of Reliance Group Holdings, Inc. and HSN, Inc.

H. Brian Thompson
Director since:  1996
Age:  60

Mr. Thompson has been Chairman of the Board of Directors and Chief Executive Officer of LCI International and its subsidiaries since July 1991. Mr. Thompson previously served as Executive Vice President of MCI Communications Corporation from 1981 to 1990, with responsibility for its operating divisions, including MCI International. Prior to that time, Mr. Thompson was a management consultant with McKinsey & Company for nine years in its Washington, D.C. office. Mr. Thompson serves as a member of the board of directors of Microdyne Corporation and Comcast UK Cable Partners Limited and is a member of the Listed Company Advisory Committee to The New York Stock Exchange Board of Directors.

John L. Vogelstein
Director since:  May 8, 1996
Age:  64

Mr. Vogelstein has served since 1982 as Vice Chairman of the Board of Directors, and since 1994 as President, of E.M. Warburg, Pincus & Co., LLC. Prior thereto, he was an officer and a director of E.M. Warburg, Pincus & Co., LLC and certain of its affiliates. Mr. Vogelstein currently is a director of ADVO Inc., Journal Registry Company, Mattel, Inc., and several privately held companies.

Douglas M. Karp
Director since:  July 8, 1998
Age:  43

Mr. Karp is Managing Director and a member of the Operating Committee of E. M. Warburg Pincus & Company, L.L.C. Prior to joining Warburg Pincus he was a Managing Director of Mergers and Acquisitions at Salomon Brothers, Inc. and a Manager with the Boston Consulting Group and founder of its New York office. Mr. Karp is a member of the Board of Directors of Qwest Communications, Journal Register Company, TV Filme, Inc., Primus Telecommunications Group, StarMedia Network, Inc. and PageNet do Brasil. He is a member of the Connecticut and Florida Bars, a member of the Board of Trustees of the New Canaan Country School, a director of the Horizons education program and the City Parks Foundation.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid or accrued by the Company to (i) its Chief Executive Officer, (ii) its executive officers, other than the Chief Executive Officer, who were serving as executive officers at December 26, 1998, and (iii) two former executive officers who would have been among the four most highly compensated executive officers other than the Chief Executive Officer during Fiscal 1998.


                           Summary Compensation Table



                                                                                 Long Term Compensation
                                                                                -------------------------
                                Annual Compensation                                     Awards
                         --------------------------------------------------------------------------------

                                                                Other
        Name and                                                Annual         Restricted       Securities        All Other
       Principal                                                Compensation    Stock           Underlying      Compensation
       Position          Year (1)   Salary ($)    Bonus ($)       ($)          Awards ($)       Options (#)          ($
       --------          --------   ----------    ---------       ---          ----------       -----------          --

Richard E. Snyder        FY98       $949,985       ---       $403,099 (2)      $  ---              ---           $1,722 (3)
Chairman and Chief       FY97       $937,885    $500,000     $442,147             ---           293,210 (4)      $1,722 (3)
Executive Officer        FY96        465,891     491,667      276,143             ---         1,271,089             431

Philip Galanes           FY98        319,107         ---          ---             ---           240,000             ---
Chief Administrative     FY97        236,925 (5)     ---          ---             ---            62,243 (5)         ---
Officer                  FY96         16,053         ---          ---             ---            35,000             ---

Richard Collins          FY98        317,852         ---          ---             ---            65,000             ---
Chief Operating          FY97         94,490         ---          ---             ---            57,350             ---
Officer                  FY96            ---         ---          ---             ---               ---             ---

Robert J. Asahina (6)    FY98        200,000         ---          ---             ---               ---             ---
President of the         FY97        200,000         ---(7)       ---             ---            26,682 (7)         ---
Golden Books Adult       FY96        153,846      75,000          ---             ---           100,000             ---
Publishing division

Eric Ellenbogen (8)      FY98      1,062,486         ---          ---             ---            65,000          $1,722 (3)
President of the         FY97        769,808         ---(9)       ---             ---           277,194 (9)         ---
Golden Books             FY96        256,731     105,000          ---             ---           500,000             ---
Entertainment Group,
Executive Vice
President and
Director

John C. Ferrara (10)     FY98        334,316         ---          ---             ---           445,000             ---
Chief Financial          FY97            ---         ---          ---             ---               ---             ---
Officer                  FY96            ---         ---          ---             ---               ---             ---



---------------------------


(1) The three years reported upon in the table are the fiscal years ended December 28, 1996 ("FY96"), December 27, 1997 ("FY97") and December 26, 1999 ("FY98").

(2)      Includes  $340,000 of imputed  income with respect to the  non-recourse note  issued  by Mr.  Snyder  to the  Company  in  connection  with his purchase of incentive stock in January 1996. See "Executive Compensation -- Employment Agreements -- Richard E. Snyder."

(3) Represents payments made by the Company with respect to life insurance premiums.

(4) Pursuant to the Company's Executive Officer Bonus Plan, in May 1997, Mr. Snyder elected to exchange 100% of his 1997 target bonus opportunity for options issued under the Company's 1995 Stock Option Plan, as amended, with a value (determined pursuant to the Black-Scholes method) equal to twice the amount of such target opportunity. In 1997, the Company's operating divisions (with the exception of the Golden Books Entertainment Group ("GBEG")) did not achieve the financial targets necessary for the payment of bonuses to eligible employees pursuant to the Company's Executive Officer Bonus Plan. However, on December 15, 1997, the Compensation Committee decided to reward eligible employees for their contributions. With respect to employees who had previously elected to exchange all or a percentage of their target bonuses for options pursuant to the Company's Executive Officer Bonus Plan, the Compensation Committee reduced the amount of such options initially granted in May 1997 by 25% (12.5% with respect to GBEG employees).

(5) Pursuant to the Company's Executive Officer Bonus Plan, in May 1997, Mr. Galanes elected to exchange 100% of his 1997 target bonus opportunity for options issued under the Company's 1995 Stock Option Plan, as amended, with a value (determined pursuant to the Black-Scholes method) equal to twice the amount of such target opportunity. In 1997, the Company's operating divisions (with the exception of GBEG) did not achieve the financial targets necessary for the payment of bonuses to eligible employees pursuant to the Company's Executive Officer Bonus Plan. However, on December 15, 1997, the Compensation Committee decided to reward eligible employees for their contributions. With respect to employees who had previously elected to exchange all or a percentage of their target bonuses for options pursuant to the Company's Executive Officer Bonus Plan, the
         Compensation Committee reduced the amount of such options initially granted in May 1997 by 25% (12.5% with respect to GBEG employees).

(6)      Mr. Asahina's employment with the Company terminated in January 1999.

(7) Pursuant to the Company's Executive Officer Bonus Plan, in May 1997, Mr. Asahina elected to exchange 25% of his 1997 target bonus opportunity for options issued under the Company's 1995 Stock Option Plan, as amended, with a value (determined pursuant to the Black-Scholes method) equal to twice the amount of such target opportunity. In 1997, the Company's operating divisions (with the exception of GBEG) did not achieve the financial targets necessary for the payment of bonuses to eligible employees pursuant to the Company's Executive Officer Bonus Plan. However, on December 15, 1997, the Compensation Committee decided to reward eligible employees for their contributions by granting stock options to such employees in an amount equal to .75 options for every $10 of target bonus at an exercise price of $10, the closing price of the Common Stock on December 15, 1997. With respect to employees who had previously elected to exchange all or a percentage of their target bonuses for options pursuant to the Company's Executive Officer Bonus Plan, the Compensation Committee reduced the amount of such options initially granted in May 1997 by 25% (12.5% with respect to GBEG employees).

(8) Mr. Ellenbogen's employment with the Company terminated in November 1998. Mr. Ellenbogen resigned as a director in November 1998.

(9) Pursuant to the Company's Executive Officer Bonus Plan, in May 1997, Mr. Ellenbogen elected to exchange 100% of his 1997 target bonus opportunity for options issued under the Company's 1995 Stock Option Plan, as amended, with a value (determined pursuant to the Black-Scholes method) equal to twice the amount of such target opportunity. In 1997, the Company's operating divisions (with the exception of GBEG) did not achieve the financial targets necessary for the payment of bonuses to eligible employees pursuant to the Company's Executive Officer Bonus Plan. However, on December 15, 1997, the Compensation Committee decided to reward eligible employees for their contributions. With respect to employees who had previously elected to exchange all or a percentage of their target bonuses for options pursuant to the Company's Executive Officer Bonus Plan, the Compensation Committee reduced the amount of such options initially granted in May 1997 by 25% (12.5% with respect to GBEG employees).

(10) John Ferrara ceased to act as Chief Financial Officer of the Company in December 1998.

         Mr. Snyder is currently employed pursuant to an employment agreement dated May 8, 1996, as amended. See Note 14 to the Consolidated Financial Statements. It is contemplated that on the confirmation of the Joint Plan of Reorganization, such employment agreement shall be deemed canceled and terminated and the Company and Mr.
Snyder will enter into a revised employment agreement.

         On July 28, 1997, the Company entered into an employment agreement with Mr. Collins, commencing on such date and continuing through December 31, 2000, which agreement was subsequently amended by Amendment No. 1 dated September 1, 1998. Under his employment agreement as amended, Mr. Collins is entitled to receive an annual base salary of $300,000 for each year of the term. In addition, Mr. Collins is eligible to receive an annual bonus pursuant to the Bonus Plan of up to 200% of his annual base salary, subject to the attainment of certain goals, with a target bonus of 100% of his annual base salary. In the event the Company terminates Mr. Collins' employment for any reason other than cause or Mr. Collins terminates his employment for good reason, the Company will be required to pay him, in addition to accrued obligations, his annual base salary for the longer of (a) two years or (b) the duration of the term of the agreement, to be offset by any new compensation earned over the balance of such period by Mr. Collins. Pursuant to his employment agreement, Mr. Collins was granted, under the Company's 1995 Stock Option Plan, options to acquire 25,000 shares of Common Stock of the Company at an exercise price of $12.375. Such options have a term of seven years from the date of grant and become exercisable in equal parts on each of the first three consecutive anniversaries of the date of grant.

         On May 7, 1998, the Company entered into an amended and restated employment agreement with Philip Galanes, commencing on such date and continuing through May 6, 2002. Under the agreement, Mr. Galanes is entitled to receive an annual base salary of $350,000 for the first year of the term, $357,000 for the second year of the term, and $400,000 for the third and fourth years of the term. In addition, Mr. Galanes is eligible to receive an annual bonus pursuant to the Bonus Plan of up to 200% of his annual base salary, subject to the attainment of certain goals, with a target bonus of 100% of his annual base salary. In the event the Company terminates Mr. Galanes' employment for any reason other than cause or Mr. Galanes' terminates is employment for good reason (including upon a change of control), the Company will be required to pay him, in addition to accrued obligations, his annual base salary and target bonus for two years. Pursuant to his employment agreement, Mr. Galanes was granted, under the Company's 1995 Stock Option Plan, options to acquire 200,000 shares of Common Stock of the Company at an exercise price of $10.438. Such options have a term of seven years from the date of grant and become exercisable in equal parts on each of the first four consecutive anniversaries of the date of grant.

         Compensation decisions relating to executive officers, including decisions with respect to the granting of options, were made through the first part of fiscal 1998 by a Board Compensation Committee. Certain decisions regarding severance arrangements made later in fiscal 1998 were made by the Board of Directors. During the latter part of 1998, the Company negotiated with the committees representing creditors with respect to issues of executive compensation in the reorganized Company, as proposed in the Joint Plan of Reorganization.

                           FIVE-YEAR PERFORMANCE GRAPH

         Set forth below is a line graph comparing the cumulative total stockholder return on the Company's Common Stock against the cumulative total return for (i) the Standard & Poor's 500 Composite Index ("S&P 500 Index") and
(ii) an index of Peer Group companies selected by the Company for the five-year period ended December 26, 1998 (the "Peer Group"). The graph below assumes that $100 was invested at the close of business at December 26, 1993 in the Company's Common Stock, the S&P 500 Index and the Peer Group. The total return calculated assumes the reinvestment of dividends. The Company does not pay a dividend on its Common Stock.


                               [GRAPHIC OMITTED]









     The Peer Group is comprised of other publishing and related companies of comparable size, complexity and quality as selected by the Company with the assistance of an outside consultant. The Peer Group consists of the following companies: American Greetings Corporation, Banta Corp., Courier Corporation, Daily Journal Corp. S.C., Gibson Greetings Inc., Intervisual Books Inc., John Wiley and Sons Inc., Pharmaceuticals Marketing Services, Pulitzer Publishing Co., Scholastic Corporation, Thomas Nelson Inc., and Topps Company Inc. The following companies, which have previously been included in the Company's Peer Group, are not included because the common stock trading prices for such companies are unavailable: American City Business Journals Inc.,Commerce Clearing House, Inc., Multimedia Incorporated, Price Stern Sloan Inc. and United Newspapers Public Ltd. Co. ADR.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                           PRINCIPAL STOCKHOLDERS AND
                          SHARE OWNERSHIP BY MANAGEMENT

Pursuant to the Joint Plan of Reorganization existing holders of the Company's Preferred and Common Stock will surrender their stock for out-of-the money warrants to purchase 5% of the new company stock to be allocated two-thirds to the preferred shareholders and one-third to the common shareholders, to be issued post recapitalization, prior to dilution. See Item 1. Business -- Recent Events.

The following table sets forth certain information regarding the beneficial ownership of the Common Stock and the Preferred Stock as of April 6, 1999 (except as set forth in notes, 5, 6 and 7 below), based upon 28,299,434 shares of Common Stock and 13,000 shares of Preferred Stock outstanding on such date, by (a) each person or group known by the Company to be the beneficial owner of more than 5% of each such class of capital stock, (b) each of the Company's Directors, (c) the Company's Chief Executive Officer and the other current executive officers of the Company named in the Summary Compensation Table and
(d) the Directors and executive officers of the Company as a group.

                                                                       Beneficial Ownership (1)
                                              --------------------------------------------------------------------------
                                                Number of Shares of        Number of Shares of          Percentage of
Name and Address of Beneficial Owner              Preferred Stock              Common Stock           Common Stock (1)
5% Holders

Warburg, Pincus Ventures, L.P.
Warburg, Pincus & Co.
E.M. Warburg, Pincus & Co., LLC
   Golden Press Holding, L.L.C.
   466 Lexington Avenue
   New York, New York 10017..........                 13,000 (2)            15,018,271 (3)                43.2% (4)

Richard A. Bernstein
   444 Madison Avenue
   New York, New York 10022..........                   ---                  3,513,271 (5)                12.4%

Hallmark Cards, Inc.
   H C Crown Corp.
   2501 McGee Street
   Kansas City, Missouri 64141.......                   ---                  2,356,198 (6)                 8.3%

Directors and Executive Officers
Shahara Ahmad-Llewellyn (7)                             ---                     19,100                       *
Lorne Michaels (7)                                      ---                    455,550                     1.6%
Marshall Rose (7)                                       ---                     15,000                       *
H. Brian Thompson (7)                                   ---                     15,000                       *
John L. Vogelstein (8)                                  ---                        ---                     ---
Douglas M. Karp (8)                                     ---                        ---                     ---
Philip Galanes                                          ---                     85,576                       *
Richard Collins                                         ---                     16,667                       *
Richard E. Snyder (9)                                   ---                    684,432                     2.4%
Directors and executive officers of the
Company as a group                                      ---                  1,291,325                     4.6%

---------------------
*   Less than one percent.

(1) Except where otherwise indicated, the Company believes that all parties named in the table, based on information provided by such persons, have sole voting and dispositive power over the securities beneficially owned by them, subject to community property laws, where applicable. For purposes of this table, a person or group of persons is deemed to be the "beneficial owner" of any shares that such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares held by each person or group of persons named in the table on a given date, any security that such person or persons has the right to acquire within 60 days of April 6,1999 is deemed to be outstanding (including by way of conversion of the Preferred Stock), but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Each share of Preferred Stock is convertible into 500 shares of Common Stock, or a total of 6,500,000 shares of Common Stock. GPH owns 100% of the issued and outstanding shares of Preferred Stock.

(3) Includes 1,755,000 shares of Common Stock owned by GPH, a warrant held by GPH (the "Warrant") to purchase 3,250,000 shares of Common Stock that became exercisable on May 8, 1998 and 6,500,000 shares of Common Stock issuable upon conversion of the 13,000 shares of Preferred Stock owned by GPH. Each of the other reporting entities may be deemed to share the power to vote and dispose of the shares of Common Stock held by GPH, the shares of Common Stock issuable upon conversion of the Preferred Stock and the shares of Common Stock issuable upon exercise of the Warrant. Also includes 3,513,271 shares of Common Stock beneficially owned by Richard A. Bernstein (the "Bernstein Shares") as to which Mr. Bernstein and certain of his affiliates have granted irrevocable proxies to GPH to vote such shares on any matter presented for the vote or consent of the Company's stockholders. Each of the reporting entities may be deemed to beneficially own the Bernstein Shares and to share the power to vote or direct the voting of the Bernstein Shares.

(4)      Assumes the conversion of the Preferred Stock into Common Stock.

(5) Beneficial ownership of these shares was reported in Amendment No. 3 to its Schedule 13G, that was filed on February 10, 1999.

(6) Beneficial ownership of these shares was reported in a Schedule 13D that was filed on September 10, 1996. H C Crown Corp. ("H C Crown") is a wholly owned subsidiary of Hallmark Cards, Incorporated ("Hallmark") and Hallmark may be deemed to beneficially own all of the shares owned by H C Crown.

(7) Includes non-qualified stock options to purchase 15,000 shares of Common Stock granted pursuant to the 1995 Stock Option Plan, as amended, of the Company. Such options are presently exercisable.

(8) Such person is a general partner of WP, the general partner of Warburg, Pincus Ventures, an equity investor in GPH. Beneficial ownership of the securities owned by GPH is disclaimed by such person.

(9) Consists of 599,465 shares of Common Stock issued to Mr. Snyder on January 31, 1996 pursuant to his employment agreement with the Company and 84,967 shares of Common Stock issued to Mr. Snyder pursuant to certain anti-dilution provisions contained therein. Mr. Snyder controls the Snyder 1996 Family Limited Partnership, an equity investor in GPH. Mr. Snyder disclaims beneficial ownership of the securities owned by GPH. Mr. Snyder also owns non-qualified stock options to purchase
         1,271,089 shares of Common Stock granted pursuant to Mr. Snyder's employment agreement with the Company, including pursuant to certain anti-dilution provisions contained therein, as well as additional stock options to purchase 293,210 shares of

         Common Stock which Mr. Snyder received as consideration for his election to forego his 1997 bonus pursuant to the Company's 1997 Executive Officer Bonus Plan. None of the options owned by Mr. Snyder are exercisable within 60 days of April 6, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Georgetown Transaction

Pursuant to a letter agreement (the "Georgetown Agreement") dated as of August 1,1996, The Georgetown Company ("Georgetown"), a corporation of which Marshall Rose (a current director of the Company) is the Managing Partner, has acted as a real estate advisor to the Company. In March 1999, the Company and Georgetown agreed to terminate all remaining obligations under the Georgetown agreement. Pursuant to the Georgetown Agreement, the Company was obligated to make the following payments to Georgetown: (i) $25,000 per month for the period beginning August 1, 1996 and ending July 1, 1999; and (ii) an incentive fee, payable in cash or Common Stock, for each completed real estate transaction during the period beginning August 1, 1996 and ending July 3, 2000, in an amount equal to one-half of each commission that would be paid to an outside broker representing the Company. To date, the Company has paid to Georgetown (i) $75,000 in respect of a property located at 630 Fifth Avenue, New York, New York, (ii) approximately $580,000 in respect of a property located at 888 Seventh Avenue, New York, New York, (iii) approximately $131,000 in respect of a property located at 850 Third Avenue, New York, New York, (iv) approximately $217,000 in respect of a property located in Fayetteville, North Carolina, and (v) approximately $78,000 in respect of a property located in Coffeyville, KS.

Tribeca Transaction

Pursuant to a letter agreement (the "Tribeca Agreement") dated as of July 1, 1996, the Company was obligated to pay to Tribeca Technologies LLC (" Tribeca"), a limited liability company in which Philip E. Rowley (an officer of the Company through May 1998) was a member, as compensation for the loss by Tribeca of the exclusive services of Mr. Rowley following his employment by the Company, the sum of $200,000 on each of the following dates (provided that Mr. Rowley is in the employment of the Company at such time); (i) July 1, 1996; (ii) July 1, 1997; and (iii) July 1, 1998. In consideration for such payments, Tribeca is obligated to pay the Company one-third of the aggregate amount of any and all distributions otherwise to be made by Tribeca to Mr. Rowley and the President of Tribeca on or before June 30,1999 (or such earlier time as Mr. Rowley's employment with the Company ceases), provided, that the maximum amount payable to the Company is the lesser of (i) $600,000 and (ii) the amount paid by the Company to Tribeca pursuant to the previous sentence. As of December 26, 1998, the Company has fulfilled its obligation and made payments totaling $570,000 as follows: $200,000 in Fiscal 1996, $200,000 during June 1997, and $170,000 (paid in advance at a discounted rate) during November 1997.

Powerhouse Transaction

On May 8, 1996, the Company and Powerhouse Entertainment Company, Inc. ("Powerhouse"), a corporation affiliated with Richard A. Bernstein, the former Chairman and Chief Executive Officer of the Company, entered into a software development agreement (the "Development and Licensing Agreement") relating to the development by Powerhouse of six interactive PC CD-ROM storybooks under the Little Golden Books Interactive name and logo (the "Powerhouse Products") and certain other computer software products.

Under the terms of the Development and Licensing Agreement, Powerhouse received a fee in the amount of $1.0 million for the development of the Powerhouse Products. All development costs were incurred by Powerhouse with the Powerhouse Products' content, packaging and design subject to the Company's approval. Separately, Powerhouse is paid a royalty based upon the net proceeds of sales of the Powerhouse Products and such royalty obligation continues for the term of copyright. The Company has paid approximately $75,000 to Powerhouse in royalties through December 26, 1998.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1  and  2)  Financial  Statements.   See  Index  to  Consolidated  Financial
Statements and Schedules which appears on Page F-1 herein.

(a)(3) Exhibits

Restated Certificate of Incorporation of the Registrant dated March 25, 1998 (incorporated by reference to the Registrant's Annual Report on Form 10-K for fiscal year 1997 (the "1997 Form 10-K")).

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

2.1* Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated March 25, 1999.

2.2* Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code for the Joint Plan of Reorganization of the Debtors, dated March 25, 1999.

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

10.05 Golden Books Family Entertainment, Inc. Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 10.05 to the 1997 Form 10-K).

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

10.16 Amendment No. 1 to Richard E. Snyder's Amended and Restated Employment Agreement, dated as of September 9, 1997 (incorporated by reference to Exhibit
10.16 to the 1997 Form 10-K).

10.17 Employment Agreement, dated July 30, 1996, between Golden Books Family Entertainment, Inc. and Eric Ellenbogen (incorporated by reference to Exhibit
10.19 to the August 3, 1996 Form 10-Q).

10.18 Employment Agreement, dated as of July 1, 1996, between Golden Books Family Entertainment, Inc. and Philip E. Rowley (incorporated by reference to
Exhibit 10.20 to the August 3, 1996 Form 10-Q).

10.19 Employment Agreement, dated as of May 28, 1996, between Golden Books Family Entertainment, Inc. and Willa M. Perlman (incorporated by reference to
Exhibit 10.21 to the August 3, 1996 Form 10-Q).

10.20 Employment Agreement, dated as of July 28, 1997 between Golden Books Publishing Company, Inc. and Richard Collins (incorporated by reference to
Exhibit 10.20 to the 1997 Form 10-K).

10.21* Employment Agreement dated May 7, 1998 between Golden Books Family Entertainment, Inc. and Philip Galanes.

10.22 Industrial Building Lease Agreement dated as of June 23, 1997 between Golden Books Family Entertainment, Inc. and First Industrial Development Services Group, L.P. (incorporated by reference to Exhibit 10.21 to the 1997 Form 10-K).

10.23* Real Estate Purchase Agreement dated October 13, 1998 between Golden Books Family Entertainment, Inc. and Ablah Enterprises, Inc.

10.24 Licensed Book Publishing Agreement between Disney Licensed Publishing and Golden Books Publishing Company, Inc., dated September 26, 1997 (incorporated by reference to exhibit 10.01 to the 10-Q/A filed on November 17, 1997).

10.25 Warrant Agreement between Golden Books Family Entertainment, Inc. and Disney Enterprises, Inc., dated September 26, 1997 (incorporated by reference to exhibit 10.02 to the 10-Q/A filed on November 17, 1997).

10.26* Licensed Book Publishing Agreement between Disney Licensed Publishing and Golden Books Publishing Company, Inc., dated December 12, 1998.

21.1 *   List of Subsidiaries.

23.1 *   Consent of Ernst & Young LLP, Independent Auditors

27.1 *   Financial Data Schedule.

99.1 Undertaking incorporated by reference into certain registration statements on Form S-8 of the Registrant (incorporated by reference to Exhibit 99.4 to the 10-K for the year February 3, 1996).

*     Filed electronically herewith.
Reports on Form 8-K filed during the three months ended December 26, 1998: Form 8-K filed September 16, 1998

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 9, 1999                  GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.


                               /s/ Richard. E. Snyder
                               Richard E. Snyder
                               Chairman of the Board of Directors and
                               Chief Executive Officer


                               /s/ Colin Finkelstein
                               Colin Finkelstein
                               Chief Financial Officer
                               (principal financial and accounting officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


Name                            Title                              Date

/s/ Richard E. Snyder           Chairman of the Board and Chief    April 9, 1999
----------------------------
Richard E. Snyder               Executive Officer


/s/ Shahara Ahmad-Llewellyn     Director                           April 9, 1999
----------------------------
Shahara Ahmad-Llewellyn


/s/ Marshall Rose               Director                           April 9, 1999
----------------------------
Marshall Rose



----------------------------    Director                           April 9, 1999
John L. Vogelstein


/s/ H. Brian Thompson
----------------------------    Director                           April 9, 1999
H. Brian Thompson



----------------------------    Director                           April 9, 1999
Lorne Michaels


/s/ Douglas Karp
----------------------------    Director                           April 9, 1999
Douglas Karp

            GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                           Page


Report of Independent Auditors..............................................F-2

Consolidated Financial Statements:

Consolidated Balance Sheets at December 26, 1998 and December 27, 1997......F-3

Consolidated Statements of Operations and Comprehensive Loss
for the years ended December 26, 1998 and December 27, 1997 and the eleven months ended December 28, 1996...................................F-5

Consolidated  Statements of Changes in Stockholders' Deficit for the years ended December 26, 1998 and December 27, 1997 and the eleven months ended
December 28, 1996...........................................................F-6

Consolidated Statements of Cash Flows for the years ended December 26, 1998 and December 27, 1997 and the eleven months ended December 28, 1996.........F-7

Notes to Consolidated Financial Statements..................................F-9

Schedule I - Condensed Financial Information of Registrant..................S-1

Schedule II - Valuation and Qualifying Accounts.............................S-4


All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the consolidated financial statements or the notes thereto.

                         Report of Independent Auditors

To the Board of Directors and Stockholders
Golden Books Family Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Golden Books Family Entertainment, Inc. and Subsidiaries (the "Company") as of December 26, 1998 and December 27, 1997, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years then ended and the period from February 4, 1996 to December 28, 1996. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Books Family Entertainment, Inc. and Subsidiaries at December 26, 1998 and December 27, 1997, and the consolidated results of their operations and their cash flows for the years then ended and the period from February 4, 1996 to December 28, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, on February 26, 1999, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The Company is currently operating its business under the jurisdiction of Chapter 11 and the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), and continuation of the Company as a going concern is contingent upon, among other things, the ability to gain approval of the requisite parties under the United States Bankruptcy Code and confirmation by the Bankruptcy Court of the joint plan of reorganization, the ability to comply with its debtor-in-possession financing facility, resolution of various litigation against the Company, and the Company's ability to return to profitability, generate sufficient cash from operations and obtain financing sources to meet its future obligations. In addition, the Company has experienced operating losses, working capital deficiencies, negative operating cash flows and is currently in default under substantially all of its debt agreements. These matters raise substantial doubt about the Company's ability to continue as a going concern. In the event a joint plan of reorganization is confirmed and consummated, continuation of the business thereafter is dependent on the Company's ability to obtain adequate exit financing to meet cash flow obligations and ability to generate sufficient cash flow to meet its operational and financing requirements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties.


                                                              ERNST & YOUNG LLP

New York, New York
April 7, 1999

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

ASSETS

                                       December 26,            December 27,
CURRENT ASSETS                            1998                     1997
                                     ------------------     -------------------

 Cash and cash equivalents           $    15,330                 $   57,411
 Accounts receivable                      41,411                     51,153
 Inventories                              33,068                     34,659
 Royalty advances                         17,198                     10,416
 Refundable income taxes                   1,781                      1,781
 Net assets held for sale                  1,292                      9,873
 Deposits                                  7,708                          -
 Other current assets                      7,165                      5,053
                                   -------------------      -------------------
 Total current assets                    124,953                    170,346
                                   -------------------      -------------------

OTHER ASSETS
 Deposits                                      -                      3,497
 Accounts receivable - long term           4,127                      3,207
 Other noncurrent assets                  10,667                     13,629
                                   -------------------     -------------------
 Total other assets                       14,794                     20,333
                                   -------------------     -------------------

PROPERTY PLANT AND EQUIPMENT,
 net of accumulated depreciation
 and amortization of $37,946 as
 of December 26, 1998 and $39,620
 as of December 27, 1997                  29,955                     38,256

FILM LIBRARY, net of accumulated
 amortization of $7,849 as of
 December 26, 1998 and $4,364
 as of December 27, 1997                  55,858                     63,638

GOODWILL, net of accumulated
 amortization of $2,805 as of
 December 26, 1998 and $1,605
 as of December 27, 1997                  29,391                     30,591
                                   -------------------     -------------------

TOTAL ASSETS                       $     254,951           $        323,164
                                   ===================     ===================



See notes to consolidated financial statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Per Share Data)
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                    December 26,     December 27,
                                                       1998              1997
                                                   --------------    ------------
CURRENT LIABILITIES
 Accounts payable                                  $   26,002        $   21,454
 Accrued compensation and fringe benefits               4,977             5,887
 Revolving credit facility                             21,637               -
 Loan facility                                         10,000               -
 Long term debt in default                            150,000               -
 Guaranteed preferred beneficial interests
  in the Company's and Golden Book
  Publishing Company, Inc.'s convertible
  debentures                                          115,000
 Other current liabilities                             61,634            47,225
                                                   --------------    ------------

 Total current liabilities                            389,250            74,566
                                                   --------------    ------------

NONCURRENT LIABILITIES
 Long term debt                                           -             149,897
 Accumulated post-retirement benefit
  obligation                                           29,609            29,365
 Deferred compensation and other
  deferred liabilities                                 25,173            19,938
                                                   --------------    ------------
 Total noncurrent liabilities                          54,782           199,200
                                                   --------------    ------------

Guaranteed preferred beneficial interests
 in the Company's and Golden Books Publishing
 Company, Inc.'s convertible debentures                   -             110,707

STOCKHOLDERS' DEFICIT:
 Convertible Preferred Stock - Series B,
  13,000 shares authorized, no par value,
  13,000 shares issued and outstanding;                65,000            65,000
 Common Stock, $.01 par value, 60,000,000
  shares authorized, 27,899,047 and 26,887,313
  shares issued as of December 26, 1998 and
  December 27, 1997, respectively                         279               269
     Additional paid in capital                       128,956           128,533
     Accumulated deficit                             (379,390)         (250,791)
     Accumulated other comprehensive loss              (1,104)           (1,498)
                                                   --------------    ------------
                                                     (186,259)          (58,487)
 Less cost of Common Stock in treasury -
   208,800 shares                                       2,822             2,822
                                                   --------------    ------------
Total common stockholders' deficit                   (189,081)          (61,309)
                                                   --------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $  254,951        $  323,164
                                                   ==============    ============


See notes to consolidated financial statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except for Per Share Data)
--------------------------------------------------------------------------------


                                                                                Eleven Months
                                          Year Ended           Year Ended         Ended
                                         December 26,          December 27,     December 28,
                                             1998                 1997            1996
                                         -------------       ------------      -------------

Revenues:
 Net sales                               $   193,573         $  242,481        $  254,046
 Royalties and other income                      653              1,080               959
                                         -------------       ------------      -------------
 Total revenues                              194,226            243,561           255,005
                                         -------------       ------------      -------------

Costs and Expenses:
 Cost of sales                               181,141            176,238           231,792
 Selling, general and administrative          98,293            111,307           142,721
 Restructuring, net of (gains) losses
   on sales of assets                          6,462            (10,786)           65,741
 Write-off of assets                          10,609                -                 -
                                         -------------       ------------      -------------
   Total costs and expenses                  296,505            276,759           440,254
                                         -------------       ------------      -------------

Loss Before Interest Income, Distributions
  on Guaranteed Preferred Beneficial
  Interests in the Company's and Golden
  Books Publishing Company, Inc.'s
  Convertible Debentures, Interest
  Expense and (Benefit) Provisions for
  Income Taxes                              (102,279)           (33,198)         (185,249)

Interest Income                                1,700              5,579             4,235

Distributions on Guaranteed Preferred
  Beneficial Interest in The Company's
  And Golden Books Publishing Company,
  Inc.'s Convertible Debentures              (10,282)           (10,282)           (3,597)

Interest Expense                             (18,404)           (11,742)          (10,999)
                                         -------------       ------------      -------------

Loss Before (Benefit) Provision
  For Income Taxes                          (129,265)           (49,643)         (195,610)

(Benefit) Provision For Income Taxes            (666)                37             1,893
                                         -------------       ------------      -------------

Net Loss                                    (128,599)           (49,680)         (197,503)

Other Comprehensive Income (Loss):
  Foreign Currency Translation                   394               (159)              330
                                         -------------       ------------      -------------

Comprehensive Loss                       $  (128,205)        $   (49,839)      $ (197,173)
                                         =============      =============      ==============

Net Loss per Basic Common Share          $     (4.89)        $     (2.18)      $    (8.73)
                                         =============      ==============     ==============


See notes to consolidated financial statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 26, 1998 AND DECEMBER 27, 1997 AND THE ELEVEN MONTHS ENDED DECEMBER 28, 1996 (In Thousands Except for Shares and Per Share Data)
--------------------------------------------------------------------------------

                                                                      Convertible
                                              Common Stock     Preferred Stock - Series B     Additional  Note Receivable
                                         -------------------- ----------------------------     Paid-In    from sale of
                                           Shares      Amount    Shares        Amount          Capital    Common Stock
                                         ----------- --------  ----------- ---------------  ----------- -------------
Balances, February 3,1996                21,875,539   $    219         -    $    -         $   87,044    $    (4,796)
Net loss                                       -            -          -         -                -              -
Issuance of Preferred Stock - Series B         -            -       13,000     65,000          (6,248)           -
Dividends on Preferred Stock - Series A
 - $42.50                                      -            -          -         -               (221)           -
Common Stock issued as dividend on
Preferred Stock - Series B                  390,000          4         -         -                 (4)           -
Exercise of stock options                   356,599          3         -         -              3,883            -
Issuance of Common Stock                  3,342,573         33         -         -             35,922          4,796
Currency translation adjustment                -            -          -         -                -              -
                                         ----------- --------- ----------- ---------------  ----------- -------------
Balances, December 28, 1996              25,964,711        259      13,000     65,000         120,376            -
Net loss                                       -            -          -         -                -              -
Common Stock issued as dividend on
Preferred Stock - Series B                  780,000          8         -         -                 (8)           -
Exercise of stock options                   142,602          2         -         -              1,554            -
Issuance of Warrants                           -            -          -         -              6,611            -
Currency translation adjustment                -            -          -         -                -              -
                                         ----------- --------- ----------- ---------------  ----------- -------------
Balances, December 27, 1997              26,887,313        269      13,000     65,000         128,533            -
Net loss                                       -            -          -         -                -              -
Common Stock issued as dividend on
  Preferred Stock - Series B                585,000          6         -         -                 (6)           -
Exercise of stock options                    17,501         -          -         -                183            -
Common Stock issued as contribution to
  Company 401k Plan                         409,233          4         -         -                539            -
Dividends on Preferred Stock - Series B        -            -          -         -               (293)           -
Currency translation adjustment                -            -          -         -                -              -
                                         ----------- --------- ----------- ---------------  ----------- -------------
Balances, December 26, 1998              27,889,047  $     279      13,000  $  65,000      $  128,956   $        -
                                        ===========  ========= =========== =============== ===========  =============

                                                       Accumulated
                                                         Other          Treasury Stock
                                         Accumulated  Comprehensive  ---------------------
                                           Deficit       Loss          Shares     Amount
                                        ------------  -------------  ---------- ----------
Balances, February 3,1996               $    (3,608) $  (1,669)       208,800   $    2,822
Net loss                                   (197,503)
Issuance of Preferred Stock - Series B         -            -            -             -
Dividends on Preferred Stock - Series A
 - $42.50                                      -            -            -             -
Common Stock issued as dividend on
  Preferred Stock - Series B                   -            -            -             -
Exercise of stock options                      -            -            -             -
Issuance of Common Stock                       -            -            -             -
Currency translation adjustment                -           330           -             -
                                        ------------  -------------  ---------- -----------
Balances, December 28, 1996                (201,111)    (1,339)       208,800        2,822
Net loss                                    (49,680)        -            -             -
Common Stock issued as dividend on
  Preferred Stock - Series B                   -            -            -             -
Exercise of stock options                      -            -            -             -
Issuance of Warrants                           -            -            -             -
Currency translation adjustment                -          (159)          -             -
                                        ------------  -------------  ---------- -----------
Balances, December 27, 1997                (250,791)    (1,498)       208,800        2,822
Net loss                                   (128,599)        -            -             -
Common Stock issued as dividend on
  Preferred Stock - Series B                   -            -            -             -
Exercise of stock options                      -            -            -             -
Common Stock issued as contribution to
  Company 401k Plan                            -            -            -             -
Dividends on Preferred Stock - Series B        -            -            -             -
Currency translation adjustment                -           394           -             -
                                        ------------  -------------  ---------- -----------
Balances, December 26, 1998             $  (379,390)  $ (1,104)       208,800   $    2,822
                                        ============  =============  ========== ===========

                                                        F-6

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
--------------------------------------------------------------------------------

                                                                                             Eleven Months
                                                                Year Ended       Year Ended        Ended
                                                               December 26,     December 27,    December 28,
                                                                  1998             1997             1996
                                                              -------------    ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $   (128,599)    $  (49,680)    $   197,503)
  Adjustments to reconcile net loss to net cash used in
    operating activities:

    Depreciation and amortization                                    7,895          6,732          12,534
    Amortization of intangibles                                      4,685          4,482           1,487
    Provision for losses on accounts receivable                      3,734          3,608           5,719
    Restructuring, net of (gains) losses on sales of assets          4,396        (10,786)        103,367
    Write-off of assets                                             10,609            -               -
    Non-cash compensation expenses                                     -              -            14,335
    Loss (gain) on sale of equipment                                 4,692            -               (98)
    Other                                                            1,320            -             1,439
  Changes in assets and liabilities, net of effect of
    acquisition and dispositions:
    Decrease (increase) in accounts receivable                      11,556        (15,392)          1,001
    Decrease (increase) in inventories                               1,591         (7,051)         27,432
    (Increase) decrease in net assets held for sale                  (213)          1,755           1,628
    Decrease in refundable income taxes                                -              -             1,463
    Increase in other current assets and royalty advances          (12,894)        (3,215)         (3,600)
    Increase (decrease) in accounts payable                          4,548          3,199          (5,916)
    Increase (decrease) in accrued compensation and fringe
      benefits                                                        (910)           100             143
  Other                                                             23,373        (12,970)         17,149
                                                              -------------    ------------   -------------

    Net cash used in operating activities                          (64,217)       (79,218)        (19,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Broadway Video acquisition                                          -              -           (81,000)
   Investment in joint venture                                         -                -          (2,250)
   Deposits and other                                                 (211)        (3,497)            229
   Acquisitions of property, plant and equipment                   (13,400)       (20,386)         (5,739)
   Additions to film library                                        (4,668)        (6,348)             -
   Proceeds from streamlining plan                                     -              -               661
   Proceeds from sales of assets                                     7,667         22,712          14,535
                                                              -------------    ------------   -------------

     Net cash used in investing activities                         (10,612)        (7,519)        (73,564)

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

(In Thousands)
--------------------------------------------------------------------------------

                                                                                               Eleven Months
                                                                 Year Ended       Year Ended       Ended
                                                                December 26,     December 27,    December 28,
                                                                    1998             1997          1996
                                                                ------------     ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of Guaranteed Preferred Beneficial
    Interests in the Company's and Golden Books Publishing
    Company, Inc.'s Convertible Debentures                             -                 -        115,000
  Issuance costs of Guaranteed Preferred Beneficial Interests in the Company's and Golden Books Publishing Company,
    Inc.'s Convertible Debentures in the                               -                 -         (4,579)
  Proceeds from Municipal Government Grants                            -               3,000          -
  Net proceeds from Loan Facility                                   10,000               -            -
  Net proceeds from Revolving Credit Facility                       21,637               -            -
  Proceeds from issuance of Preferred Stock - Series B                 -                 -         65,000
  Issuance costs of Preferred Stock - Series B                         -                 -         (6,248)
  Redemption of Preferred Stock - Series A                             -                 -         (9,985)
  Proceeds from sale of Common Stock                                   -               1,556       28,886
  Dividends paid on Preferred Stock - Series A                         -                 -           (646)
  Common Stock Transactions - Other                                    728               -            (74)
                                                               -------------     ------------- --------------

    Net cash provided by financing activities                       32,365             4,556      187,354
                                                               -------------     ------------- --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                383               (94)          93
                                                               -------------     ------------- --------------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                     (42,081)          (82,275)      94,463

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        57,411           139,686       45,223
                                                               -------------     ------------- --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $    15,330       $    57,411   $  139,686
                                                               =============     ============= ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
  Cash paid during the year for:
    Interest and distributing on Guaranteed Preferred
    Beneficial Interests in the Company's and Golden Books
      Publishing Company, Inc.'s Convertible Debentures        $    15,235       $    21,553   $   13,992
                                                               =============     ============= =============
    Income taxes, net of refunds received                      $      (108)      $      (416)  $     (319)
                                                               =============     ============= =============
Non-cash activity:
    Issuance of warrants in connection with Disney License
      Agreement                                                $         -       $     6,611   $      -
                                                               =============     ===========   =============

See notes to consolidated financial statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998
--------------------------------------------------------------------------------

1.  Nature of Business and Organization

Golden Books Family Entertainment, Inc. and Subsidiaries (the "Company") is a publisher of children's books and family related entertainment products primarily in the North American retail market. The Company, through its Consumer Products division creates, publishes and markets an extensive range of children's entertainment products, including "Little Golden Books" and other storybooks, coloring / activity books, electronic storybooks, puzzles, educational workbooks, reference books and novelty book formats. The Company has published its flagship product line, "Little Golden Books", for over 50 years.

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

On May 8, 1996, the Company effected a reorganization of certain of its subsidiaries (the "1996 Reorganization"). First, the Company conveyed to Golden Books, Inc. ("GB"), a Delaware corporation and wholly owned subsidiary of the Company, (i) all of the issued and outstanding shares of capital stock of Penn Corporation ("Penn") and (ii) all of the issued and outstanding shares of capital stock of Western Publishing. Immediately thereafter, the Company caused GB to merge with and into Western Publishing Company Inc. In connection with the 1996 Reorganization, the Company, Western Publishing and GB entered into a First Supplemental Indenture, dated as of May 8, 1996, with Marine Midland Bank, a New York banking and trust company, as Successor Trustee, pursuant to which Western Publishing (the name of which was subsequently changed to Golden Books Publishing) was substituted for the Company as obligor with respect to the 7.65% Senior Notes due 2002 (the "Senior Notes") originally issued by the Company.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------
2.  Liquidity and Business Outlook

The Company has experienced liquidity difficulties as a result of operating losses, working capital deficiencies and negative operating cash flows. These difficulties have hampered the Company's ability to fund day-to-day operations. As a result of the aforementioned facts and as more fully described below, on February 26, 1999 the Company, as well as Golden Books Publishing and Golden Books Home Video, Inc. (collectively, the "Debtors") filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code"). The petitions were filed in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Debtors are continuing to operate their business and hold their assets as debtors-in-possession. No trustee has been appointed.

On September 15, 1998, the Company announced that it was deferring a $5.7 million interest payment on the Senior Notes due on such date for a 30-day grace period in accordance with the Indenture ("Indenture") governing the Senior Notes. Subsequently, on October 15, 1998, the Company announced that it would not pay the September 15th interest payment. Accordingly, at October 15th the Company was in default under the Indenture and the holders of the Senior Notes, at their option, have the right (i) to demand the redemption of the entire $150.0 million principal amount of the Senior Notes due and (ii) foreclose on the collateral securing the Senior Notes. The Company does not have sufficient resources to repay this obligation. Additionally, on March 15, 1999, the Company defaulted on a $5.7 million interest payment on the Senior Notes due on such date. As a result of the defaults, the Senior Notes are classified as a current liability on the accompanying consolidated balance sheet. The Company has not been informed of any such acceleration of payment.

Due to the October 15, 1998 default under the Senior Notes, cross-default provisions regarding the Company's $30.0 million Revolving Credit Facility (as defined) with NationsCredit and its $25.0 million Loan Facility (as defined) with Golden Press Holdings, LLC, (see Note 9) have resulted in defaults under such agreements. Accordingly, the lenders under the Revolving Credit Facility and the Loan Facility have the right, at their option, to demand the acceleration of all amounts due thereunder. The Company does not have sufficient resources to repay these obligations. The Revolving Credit Facility and Loan Facility have been classified as current liabilities on the accompanying consolidated balance sheet. The Company has not been informed of any such acceleration of payment.

The Company also decided on November 1, 1998 that the dividend consisting of 195,000 shares of Class A common stock and $292,500 in cash due on the Series B Preferred Stock would not be declared or paid in accordance with the consent of the holders of its Series B Preferred Stock. Additionally, on February 1, 1999 the Company again decided that it would not declare the dividend consisting of 195,000 shares of Class A common stock or pay a cash dividend on the Series B Preferred Stock in accordance with the consent of the holders of the Series B Preferred Stock.

The Company also decided on November 5, 1998 that it would defer a $2.5 million interest payment on the Guaranteed Preferred Beneficial Interests in the Company's and Golden Books Publishing Company, Inc.'s Convertible Debentures (the "TOPrS" or the "Preferred Securities") due in accordance with the Indenture underlying the TOPrS. Additionally, on February 20, 1999, the Company deferred the next scheduled $2.5 million interest payment due on the TOPrS in accordance with the Indenture governing the TOPrS.

As a result of the Bankruptcy filing, default provisions in the Indenture underlying the TOPrS have been violated which have resulted in the holders of the TOPrS having the right, at their option, to demand acceleration of the $115.0 million due under the TOPrS agreement. The Company does not have sufficient resources to repay this obligation. As a result of the default, the TOPrS are classified as a current liability on the accompanying consolidated balance sheet. The Company has not been informed of any such acceleration of payment.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------

2.  Liquidity and Business Outlook (continued)

As a result of the Company's failure to make the interest payments on the Senior Notes, a steering committee representing certain holders of the Senior Notes (the "Senior Notes Steering Committee") was established. Additionally, as a result of the Company's failure to make interest payments due on the TOPrS, a steering committee representing certain holders of the TOPrS (the "TOPrS Steering Committee") was established.

The Company, along with the Senior Notes Steering Committee and the TOPrS Steering Committee engaged in extensive negotiations regarding a restructuring of the Company's indebtedness and capital equity structure. These negotiations ultimately resulted in the filing of a joint plan of reorganization regarding the terms of the Company's restructuring (the "Joint Plan of Reorganization"). Accordingly, on March 25, 1999, the Company filed the Joint Plan of Reorganization with the Bankruptcy Court. The Joint Plan of Reorganization allows the Company to significantly reduce its existing debt, pay all trade creditors in full and, under the direction of its current management team, proceed with its publishing and entertainment operations. The restructuring of the Company's indebtedness and revised capital structure will be provided for as follows:

o The Senior Notes will be converted into (i) a new secured note in the principal amount of $87.0 million due 2004, with interest at the rate of 10%, if paid in cash, or, at the Company's option for the first three years, 13.5% payable in kind, and (ii) 42.5% of the Company's new common stock to be issued post recapitalization, prior to dilution. The new note will be secured by the existing collateral already granted to the holders of the Senior Notes as well as certain additional collateral.

o The TOPrS indebtedness will be converted into 50% of the Company's new common stock to be issued post recapitalization, prior to dilution.

o The Golden Press Holdings, L.L.C. loan in the amount of $10 million will be converted into 5% of the Company's new common stock to be issued post recapitalization, prior to dilution.

Existing preferred and common shareholders will surrender their stock in exchange for out-of-the money warrants to purchase 5% of the new Company's stock to be allocated two-thirds to the preferred and one-third to the common shareholders, to be issued post recapitalization, prior to dilution. The restructuring also provides for a management stock incentive program for an amount of common stock equal to 10% of the common stock issued on the effective date of the Joint Plan of Reorganization. Of that amount, one-half (5%) will be allocated to senior management upon the effective date with the balance being made available for other management personnel and for future grants. Additionally, on the effective date of the Joint Plan of Reorganization, Richard
E. Snyder's (the Company's current Chairman of the Board and Chief Executive Officer) employment agreement will be amended, as more fully disclosed in the Disclosure Statement and the exhibits thereto, and Mr. Snyder will receive, in consideration of his surrendering certain claims and rights under his current employment agreement, 2-1/2% of the Company's new common stock, among other things. The foregoing summary of the Joint Plan of Reorganization does not purport to be complete and is subject to the terms of the Joint Plan of Reorganization.

There can be no assurance that the Joint Plan of Reorganization will be confirmed by the Bankruptcy Court. If the Company is unable to obtain approval of its Joint Plan of Reorganization, the Company, its creditors and/or security holders may seek other alternatives for the Company, including the sale of the Company or parts thereof through an auction process.

The Debtors received approval from the Bankruptcy Court to pay in full satisfaction and on a timely basis, all undisputed pre-petition obligations including salaries, wages and benefits to all of its current employees. Additionally,

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------

2.  Liquidity and Business Outlook (continued)

On March 25, 1999, the Bankruptcy Court gave final approval to a $55.0 million debtor-in-possession financing facility consisting of a $45.0 million credit facility and a $10.0 million term facility from The CIT Group (the "DIP Loan"). The DIP Loan is for an initial period of two years with annual renewals thereafter with interest rates ranging from the Prime Rate plus 1/8th of 1% to 5/8th of 1%. Additionally, the DIP Loan contains various financial covenants which the Company is required to maintain on a quarterly basis. The DIP Loan is secured by certain receivables and inventory of the Company. The Company utilized the proceeds from the DIP Loan to repay all outstanding amounts under their Revolving Credit Facility (approximately $9.6 million) with the remainder anticipated to be utilized to fund operations during the pendency of the Chapter 11 proceedings.

As previously noted, the Company is currently operating its business under the Bankruptcy Court and continuation of the Company as a going concern is contingent upon, among other things, the ability to gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court of the final Joint Plan of Reorganization, the ability to comply with its debtor in possession financing facility (the DIP Loan), resolution of various litigation against the Company and the Company's ability to return to profitability, generate sufficient cash from operations and obtain financing sources to meet its future obligations. In addition, the Company has experienced recurring operating losses, working capital deficiencies, negative operating cash flow and is currently in default under substantially all of its debt agreements. Those matters raise substantial doubt about the Company's ability to continue as a going concern. In the event the Joint Plan of Reorganization is confirmed and consummated, continuation of the business thereafter is dependent on the Company's near-term ability to obtain adequate exit financing to meet cash flow obligations and medium-term ability to generate sufficient cash flow to meet its operational and financing requirements. Under the Joint Plan of Reorganization, the Company's ability to obtain exit financing is limited to $60.0 million as long as the new $87.0 million secured note is outstanding, and initially to $45.0 million.

The Company has announced its intention to sell the Sturevant, WI facility. On March 25, 1999, the Bankruptcy Court gave formal approval to the Company to sell its Adult Publishing business for approximately $11.0 million subject to working capital and certain other closing conditions. The Company is expecting to record again upon the consummation of the sale.

3.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all its wholly owned subsidiaries. The consolidated financial statements of the Company include the operations of Golden Books Entertainment from the date of its acquisition on August 20, 1996. The results of Golden Books Financing Trust (the "Trust") are included in the Company's consolidated financial statements since its inception on August 20, 1996. The Trust, which is the issuer of the Preferred Securities, is wholly owned by the Company, has no independent operations and its assets consist solely of the 8 3/4% Convertible Debentures due 2016 of the Company and Golden Books Publishing (see Note 10). All material intercompany items and transactions have been eliminated.

The Company has experienced recurring operating losses, working capital deficiencies, negative operating cash flows and they are currently in default under substantially all of their debt agreements. As discussed in Note 2, on February 26, 1999 the Company filed petitions for reorganization under Chapter 11 of the Bankruptcy Code. These matters raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------

3.  Summary of Significant Accounting Policies (continued)

Basis of Presentation (continued)

Certain prior years' amounts have been reclassified to conform with the current year's presentation.

Change in Year End

On November 30, 1996, the Company changed its fiscal year so as to end on the last Saturday of December in each year. Accordingly, the accompanying consolidated financial statements present the financial position of the Company as of December 26, 1998 and December 27, 1997, and the results of its operations, stockholders' deficit and cash flows for the years ended December 26, 1998 and December 27, 1997, and the eleven months ended December 28. 1996.

Cash and Cash Equivalents

The Company considers all highly liquid debt investments purchased with maturities of three months or less to be cash equivalents. Cash equivalents consist of investments in high grade commercial paper. Accordingly, these investments are subject to minimal credit and market risk. At December 26, 1998 and December 27, 1997, all of the Company's cash equivalents are classified as held to maturity and their carrying amounts approximate fair value.

The Company has placed approximately $3.7 million in certificates of deposit to collateralize lease obligations associated with the Company's corporate headquarters located in New York City. Such amounts are included in deposits on the accompanying consolidated balance sheets.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated / amortized on the straight-line method over the following estimated useful lives:


           Classifcation                     Estimated Life (Years)
     ---------------------------------     --------------------------

          Buildings and improvements                 10 - 20

          Machinery and equipment                     3 - 10

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------

3.  Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment (continued)

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

Loss Per Common Share

Net loss per basic common share for the years ended December 26, 1998 and December 27, 1997, and the eleven months ended December 28, 1996 are based on the net loss for the period plus preferred dividend requirements divided by the weighted average number of basic common shares outstanding. Shares issuable upon the exercise of all common stock equivalents consisting primarily of stock options and warrants are not included in the computations since their effect is antidilutive (see Note 19).

Inventories

Inventories are valued at the lower of cost or market value. Cost is determined by the last-in, first-out ("LIFO") method for substantially all domestic inventories. Inventories of international operations are valued using the first-in, first-out method. At December 26, 1998 and December 27, 1997, approximately 75 % and 89%, respectively, of total inventories were valued under the LIFO method.

Foreign Currency Translation

Foreign currency assets and liabilities are translated into United States dollars at end of period rates of exchange, and income and expense accounts are translated at the weighted average rates of exchange for the period. The gains and losses resulting from the translation adjustments have been accumulated as a separate component of common stockholders' deficit. During the year ended December 26, 1998, the Company recorded a translation charge of approximately $777,000 relating to the wind-down of the United Kingdom operations. Such amount has been included in selling, general and administrative expenses in the consolidated statement of stockholders' deficit.

Advertising Costs

The Company expenses advertising costs related to its publishing operations as they are incurred. Advertising expenses for the years ended December 26, 1998 and December 27, 1997, and for the eleven month period ended December 28, 1996, amounted to approximately $2.4 million, $3.6 million and $1.0 million, respectively.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------

3.  Summary of Significant Accounting Policies (continued)

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

During the fourth quarter of 1998, the Company recorded a non-cash charge of approximately $1.4 million as a component of write-off of assets in the consolidated statement of operations and comprehensive loss due to the acceleration of the amortization period of one of the Company's entertainment productions.

Goodwill and Long Lived Assets

Goodwill at December 26, 1998 and December 27, 1997, consists of the cost in excess of net assets acquired in connection with the acquisition of substantially all the assets of BVELP, which is being amortized on a straight-line basis over a 25-year period (see Note 12).

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------

3.  Summary of Significant Accounting Policies (continued)

Goodwill and Long Lived Assets (continued)

As a result of the recurring losses by the Children's Publishing business primarily due to a reduced level of sales, high operating costs (including an unfavorable lease agreement and disadvantageous union contracts) and the under utilization of manufacturing capacity at their manufacturing facility in Sturtevant, WI, during the fourth quarter of 1998, management evaluated the ongoing value of the property, plant and equipment associated with its manufacturing facility in Sturtevant, WI. Based on this evaluation, the Company determined that assets with a carrying value of $19.2 million were impaired and wrote them down by approximately $9.2 million to their estimated fair value. Fair value was based upon estimates by management using current market values from vendors and appraisals. Such amount has been included in write-off of assets in the accompanying consolidated statement of operations and comprehensive loss. The Company has announced its intention to sell the Sturtevant, WI facility.

Reporting Comprehensive Income

In the first quarter of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires the Company's foreign currency translation adjustments, which are currently reported in stockholders' deficit, to be included in other comprehensive income (loss) and the disclosure of total comprehensive income (loss). The Company adopted the requirements in the first quarter of 1998.

Disclosures About Segments of an Enterprise and Related Information

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. SFAS established standards for the way that public business enterprises report information and operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. The Company adopted the requirements of SFAS 131 in the fourth quarter of 1998. The adoption of SFAS 131 did not have an effect on the Company's consolidated statement of operations and comprehensive loss (see Note 18).

Employer's Disclosure about Pensions and Other Post-Retirement Benefits

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Post-Retirement Benefits" ("SFAS 132"), which is effective for fiscal years beginning after December 15, 1997. SFAS 132 standardizes the disclosure requirements for pension and other post-retirement benefits to the extent practicable, requires additional information on charges in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain disclosure. The Company adopted the requirements of SFAS 132 in the fourth quarter of 1998. The adoption of SFAS 132 did not have a material effect on the Company's consolidated state of position or revenue, only on its disclosure (see Note 17).

Reporting the Costs of Start-up Activities

In April 1998 the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that companies expense start-up costs and organization costs as they are incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged. The initial application of SOP 98-5 is to be reported as

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------

3.  Summary of Significant Accounting Policies (continued)

Reporting the Costs of Start-up Activities (continued)

a cumulative effect or a change in accounting principle. The Company has not yet completed it's review of SOP 98-5, but does not anticipate that its adoption will have a material effect in the consolidated financial statements.

4.  Restructuring, Net Assets Held for Sale and Other Charges

During 1996, the Company made decisions with respect to certain of the its assets resulting in writedowns and other charges in the consolidated financial statements for the eleven months ending December 28, 1996 totaling approximately $132.3 million as follows:

(i)   a restructuring charge totaling $65.7 million including a:
      o $21.5 million loss on sale of disposal of a business resulting from the Company's decision to exit non-core business activities;
      o $24.3 million non-cash charge consisting of: i) $10.2 million for the write-down of the commercial printing operation to net realizable value to be disposed of in connection with the Company's plan to exit non-core business activities, ii) $9.6 million for the loss on sale of assets associated with the Company's strategic decision to outsource its information technology department, and iii) $4.5 million for the write-down of assets to net realizable value which have been identified as non-productive assets as a result of the Company's strategic plan to operate in a new efficient manufacturing facility;
      o $8.0 million charge for severance related to the above; o $3.0 million net realizable value adjustment related to an idle facility associated with the Company's game business, which was previously sold; o $7.6 million write-off of non-productive assets associated with the termination of customer program initiatives in connection with the strategic redirection of the Company; and
      o $1.3 million for facility exit costs related to lease terminations which were paid in December 1996.

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

      o $1.7 million of facility costs; and o other one time miscellaneous charges of $1.7 million

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------

4.  Restructuring Net Assets Held for Sale and Other Charges (continued)

During the year ended December 28, 1996, management also determined that Penn, formerly a wholly owned subsidiary of Golden Books Publishing that designed, produced and distributed decorated paper tableware, party accessories and giftware, did not fit into the Company's future strategic direction and, accordingly, decided to divest Penn (see Note 16). As a result, on December 23, 1996 Golden Books Publishing sold the stock of Penn for approximately $14.5 million in cash plus notes, subject to a working capital adjustment. The results of operations of Penn are included in the Company's consolidated results of operations until its date of disposition. Penn's results of operations for the eleven months ended December 28, 1996 were as follows:


                                             Period from February 4, 1996 to
                                                  December 23, 1996
                                                (date of disposition)
                                                   (In thousands)
                                              ------------------------------

Revenues                                           $    40,660
Gross profit                                             4,930
   Loss before interest expense and
   provision for income taxes                           (7,152)

During 1997, the Company sold its printing operations in Cambridge, Maryland, the sale of the building which had housed its main plant in Racine, and disposals of other assets. On December 1, 1997, the Cambridge commercial printing operation was sold for approximately $20.2 million in cash, subject to a working capital adjustment which resulted in a gain of approximately $10.2 million recorded in the consolidated statement of operations for the year ended December 27, 1997. The results of operations of the Cambridge facility are included in the Company's consolidated results of operations until its date of disposition. The facilities results of operations for the year ended December 27, 1997, and the eleven months ended December 28, 1996 were as follows:



                                        Period from December 29, 1996          Eleven months
                                             to December 1, 1997                  Ended
                                            (date of disposition)           December 28, 1996
                                                (In thousands)              ------------------
                                        -----------------------------

Revenues                                     $     25,552                   $      26,962
Gross profit                                        3,656                           1,694
   Income (loss) before interest
   expense and provision for
   income taxes                                     1,952                            (223)


Additionally, the sales of the Racine plant and other assets each resulted in gains of $0.3 million for the year ended December 27, 1997. In connection with the Company's strategic plan, the Company incurred approximately $11.5 million in one time transition costs during 1997 consisting of: (i) $3.1 million of moving costs associated with new facilities, (ii) $3.5 million for outsourcing of the information technology department, (iii) $4.5 million in consulting services associated with implementing the strategic plan, and (iv) $0.4 million in other costs. These one time transition costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------

4.  Restructuring, Net Assets Held for Sale and Other Charges (continued)

During 1998, the Company continued its restructuring with the sale of its facility in Fayetteville, North Carolina and a reduction of its office space in New York (see Note 15). The Fayetteville facility was sold for approximately $7.2 million in cash which resulted in a loss of approximately $1.8 million, which was recorded in the consolidated statement of operations and comprehensive loss for the year ended December 26, 1998. Accordingly, restructuring, net of (gains) losses on the sales of the assets for the year ended December 26, 1998 is composed of the following: (i) $1.8 million loss on the sale of the Fayetteville facility, and (ii) $4.7 million principally composed of a write-off of leasehold improvements associated with the Company's reduction of office space in connection with their New York lease agreement. Additionally, in 1998, the Company incurred approximately $12.2 million in one-time transition costs, consisting of: (i) $4.4 million in outsourcing premium and (ii) $7.8 million in costs associated with the move to the new Sturtevant, WI facility. These one time transition costs are included in: (i) cost of sales and (ii) selling, general and administrative expenses, respectively, in the accompanying consolidated statement of operations and comprehensive loss.

As of December 26, 1998, substantially all of the facility closing and severance costs, except for approximately $0.3 million (which is contractually obligated), have been paid.

As of December 27, 1997, net assets held for sale, totaling approximately $9.9 million, included the Company's, (i) Fayetteville facility, which was closed in conjunction with the sale of the Company's game and puzzle business (and sold in 1998), (ii) Coffeyville Distribution Center, a facility of Golden Books
Publishing , and (iii) the Creative Center, a facility of Golden Books Publishing in Racine, WI.

As of December 26, 1998, net assets held for sale totaling approximately $1.3 million included the Company's, (i) Creative Center and (ii) Coffeyville Distribution Center, both facilities of Golden Books Publishing.

In January 1999 the Company sold their Coffeyville Distribution Center for approximately $2.2 million, which resulted in a gain of approximately $1.4 million. Such gain will be recorded in the Company's three months ended March 27, 1999 results of operations. The Company has announced its intention to sell the Sturtevant, WI facility. On March 25, 1999, the Bankruptcy Court gave formal approval to the Company to sell its Adult Publishing business for approximately $11.0 million subject to working capital and certain other closing conditions. If the sale is consummated, the Company is expecting to record a gain.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------

5.  Accounts Receivable

Accounts receivable consisted of the following:

                                         December 26,          December 27,
                                             1998                  1997
                                         ------------          -------------
                                                 (In thousands)

Accounts receivable                      $   79,165           $     78,609
Allowance for doubtful accounts              (6,800)                (7,208)
  Allowance for sales discount
   and returns                              (26,827)               (17,041)
                                         ------------         --------------
                                             45,538                 54,360
Less: long term portion                      (4,127)                (3,207)
                                         ------------         --------------
                                         $   41,411           $     51,153
                                         ============         ==============


6.  Inventories

Inventories consisted of the following:


                                         December 26,          December 27,
                                             1998                  1997
                                         ------------          ------------
                                                 (In thousands)

Raw materials                            $    1,911           $      2,373
Work-in-process                               2,914                  3,819
Finished goods                               24,993                 25,121
Film library                                  3,250                  3,346
                                         ------------         --------------
                                         $   33,068           $     34,659
                                         ============         ==============


At December 26, 1998 and December 27, 1997, the replacement cost of inventories valued using LIFO exceeded the net carrying amount of such inventories by approximately $3.2 million and $2.5 million, respectively. For the eleven months ended December 28, 1996, the liquidation of LIFO inventories decreased cost of sales by $5.2 million. For the year ended December 26, 1998 the liquidation of LIFO inventories decreased cost of sales by approximately $1.4 million. For the year ended December 27, 1997 there was no LIFO liquidation and therefore, no impact on the consolidated financial statements.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------

7.  Property, Plant and Equipment

Property, plant and equipment consisted of the following:



                                              December 26,    December 27,
                                                 1998            1997
                                              ------------    ------------
                                                    (In thousands)

Land                                        $     393          $       393
Building and improvements                       9,265               13,393
Machinery and equipment                        56,162               55,381
Machinery and equipment in the process
  of installation                               2,081                8,709
                                            ----------         -------------

                                               67,901               77,876
Less accumulated depreciation and
  amortization                                (37,946)             (39,620)
                                            ----------         -------------
                                            $  29,955          $    38,256
                                            ==========         =============

8.  Other Current Liabilities

Other current liabilities consisted of the following:


                                             December 26,    December 27,
                                                1998            1997
                                             ------------    ------------
                                                     (In thousands)

Royalties payable                           $  17,426          $    12,841
Accrued interest                               12,958                4,388
Accrued worker's compensation                   3,524                3,221
Restructuring costs                               620                4,559
Other                                          27,106               22,216
                                            ----------         -------------
                                            $  61,634          $    47,225
                                            ==========         =============

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------

9.  Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt consisted of the following:


                                             December 26,    December 27,
                                                1998              1997
                                             ------------    ------------
                                                   (In thousands)


7.65% Senior Notes ($150,000,000 face
  amount) due 2002                          $ 150,000         $    149,897
Revolving credit facility                      21,637                 --
Loan facility                                  10,000                 --
                                            ----------        --------------
                                              181,637              149,897
Less long-term portion                           --               (149,897)
                                            ----------        --------------
                                            $ 181,637         $       --
                                            ==========        ==============


Senior Notes: The Company currently has outstanding $150.0 million principal amount of Senior Notes. Interest is payable semiannually on September 15th and March 15th. The Indenture contains certain provisions limiting subsidiary indebtedness, guarantees, liens and the payment of cash dividends on Preferred and Common Stock. On September 15, 1998, the Company announced that it was deferring, at its option, a $5.7 million interest payment on the Senior Notes due on such date for a 30-day grace period in accordance with the Indenture. Subsequently, on October 15, 1998, the Company announced that it would not pay the September 15th interest payment. As a result, the Company is in default under the Indenture and the holders of the Senior Notes have the right (i) to demand the entire $150.0 million principal amount of the Senior Notes and (ii) to foreclose on the collateral securing the Senior Notes. The Company does not have sufficient resources to repay this obligation. As a result of the default, the Senior Notes have been classified as a current liability on the consolidated balance sheet. As described in Note 2, under the terms of the Joint Plan of Reorganization, the Senior Notes will be converted into (i) a new secured note in the principal amount of $87.0 million, due 2004, with interest at the rate of 10%, if paid in cash, or, at the Company's option for the first three years, 13.5% payable in kind, and (ii) 42.5% of the Company's new common stock to be issued post recapitalization, prior to dilution. The note will be secured by the existing collateral already granted to the holders of the Senior Notes as well as certain additional collateral.

Revolving Credit Facility: On June 3, 1998, the Company entered into a $30.0 million three-year revolving credit facility, with NationsCredit ("Line of Credit"). Borrowings under the facility bear interest at the prime rate. The Line of Credit is secured by certain receivables and inventory of Golden Books Publishing. As a result of entering into the Line of Credit, Golden Books Publishing amended the Indenture governing the Senior Notes due 2002 to, among other things, (i) permit Golden Books Publishing to secure up to $30.0 million of borrowings and related obligations under the Line of Credit, (ii) grant to the holders of the Senior Notes a security interest in certain assets of Golden Books Publishing, (iii) add a guarantee from the Company and (iv) add additional covenants and amend certain existing covenants. At December 26, 1998, the Company had outstanding borrowings under the Line of Credit totaling approximately $21.6 million. As a result of the Company's failure to make the required interest payment under the Indenture (see above), the Company is not in compliance with certain covenants under the Line of Credit. Accordingly, the lender at its option may give notice that the amounts outstanding are immediate due and payable. As a result, the Line of Credit has been classified as a current liability on the consolidated balance sheet. The Company does not have sufficient resources to repay this obligation. As described in Note 2, on March 25, 1999, the Company entered into a

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------

9.  Short-Term Borrowings and Long-Term Debt (continued)

$55.0 million, three-year revolving credit ($45.0 million) and term facility ($10.0 million), with The CIT Group. The revolving credit and term facility is for an initial period of two years with annual renewals thereafter with interest rates ranging from the Prime Rate plus 1/8% of 1% to 5/8% of 1%. Additionally, they maintain various financial covenants which the Company is required to maintain on a quarterly basis. The revolving credit and term facilities are secured by certain receivables and inventory of the Company. The Company utilized a portion of the proceeds from the financing arrangements to repay all outstanding amounts under the Company's Line of Credit of approximately $9.6 million.

Loan Facility: On September 4, 1998, the Company entered into a $25.0 million loan facility with GP Holdings (the "Loan Facility"). The Loan Facility permits Golden Books Publishing to borrow at its option, but subject to certain conditions, up to $25.0 million. Borrowings under the Loan Facility are guaranteed by the Company and secured by certain assets. All outstanding amounts under the Loan Facility are due, together with accrued and unpaid interest, on September 9, 1999 or earlier under certain conditions, including if certain assets of the Company are sold. Interest is due monthly and is set at an initial rate of 5% per annum increasing to 7% in February 1999, but the payment of interest may be deferred at the Company's option until maturity. At December 26, 1998, the Company had outstanding borrowings under the Loan Facility totaling $10.0 million. Due to the Company's failure to make the September 15, 1998 interest payment on the Senior Notes, the Company is in default under the terms of the Loan Facility. Accordingly, the Loan Facility has been classified as a current liability on the consolidated balance sheet. As a result of the Company's filing for Bankruptcy and in accordance with the Joint Plan of Reorganization, the Loan Facility in the amount of $10.0 million will be converted into 5% of the Company's new common stock to be issued post recapitalization, prior to dilution. Additionally, GPH will also waive and release the collateral extended to it with respect to the borrowings and will be relieved of its obligation to loan up to an additional $15.0 million to the Company.

The Indenture covering the Senior Notes contains certain provisions limiting subsidiary indebtedness, guarantees, liens and the payment of cash dividends on Preferred and Common Stock. At December 26, 1998, there were no retained earnings available to pay dividends on the Company's Common Stock.

10.  Preferred Securities ("TOPrS")

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

The Company and its subsidiary, Golden Books Publishing, are joint and several obligor's of the Preferred Securities and they have fully and unconditionally guaranteed the Trust's obligations under the Preferred Securities. Separate financial statements of Golden Books Publishing are not presented in their entirety as the separate financial statements would not be materially different from the consolidated financial statements of the Company. Summarized financial

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------

10.  Preferred Securities ("TOPrS") (continued)

statements of Golden Books Publishing for the years ended December 26, 1998 and December 27, 1997 and the eleven months ended December 28, 1996 are as follows (in thousands):

                                         December 26,    December 27,     December 28,
                                             1998            1997           1996
                                         ------------    ------------     ------------

Current assets                          $   116,931    $     150,837
Non current assets                          126,804          134,560
                                        ------------  ---------------
   Total Assets                         $   243,735    $     285,397
                                        =============  ===============
Current liabilities                     $   498,683    $     149,452
Noncurrent liabilities                       46,854          188,290
                                        -------------  ---------------
   Total Liabilities                        545,537          337,742
   Preferred Securities                        --            110,707
Stockholders' Deficit                      (301,802)        (163,052)
                                        -------------  ---------------
   Total Liabilities and Stockholders'
      Deficit                           $   243,735    $     285,397
                                        =============  ================

Revenues                                $   194,226    $     243,561      $   255,005
                                        =============  ================   =============
Gross profit                            $    13,085    $      67,323      $    23,213
                                        =============  ================   =============
Loss before interest expense and
   provision for income taxes           $  (102,625)   $     (32,136)     $  (169,594)
                                        =============  ================   =============
Net loss                                $  (138,750)   $     (57,347)     $  (186,417)
                                        =============  ================   =============


The Indenture covering the Senior Notes (see Note 9) restricts the ability of Golden Books Publishing to pay cash dividends or make other cash distributions to the Company.

Due to its liquidity difficulties, the Company decided on November 5, 1998 that it was deferring a $2.5 million interest payment on the Preferred Securities on such date until February 20, 1999, in accordance with the indenture governing the Preferred Securities. On February 20, 1999, the Company again decided that it was deferring the $2.5 million interest payment on the Preferred Securities in accordance with the indenture governing the Preferred Securities.

On February 26, 1999, the Company filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result, the holders of the TOPrS, at their option, can demand acceleration of the $115.0 million due under the TOPrS agreement. The Company does not have sufficient resources to repay this obligation. As a result of the default, the TOPrS are classified as a current liability, on the accompanying consolidated balance sheet. The Company has not been informed of any such acceleration. As described in Note 2, under the terms of the Joint Plan of Reorganization the Preferred Securities will be converted into 50% of the Company's new common stock to be issued post recapitalization, prior to dilution.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------


11.  Preferred Stock

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

On May 8, 1996, the Company completed the sale, for net proceeds of $58.8 million after giving effect to $6.2 million of transaction costs, of a significant equity interest to Golden Press Holdings, LLC ("GPH Holding" or "GPH") whereby the Series A Convertible Preferred Stock was retired at its face value plus accrued dividends and the Company issued to GPH Holding, for an aggregate purchase price of $65.0 million, (i) 13,000 shares of the Company's Series B Convertible Preferred Stock, no par value, each of which shares is convertible into shares of the Company's Common Stock at an initial conversion price of $10 per share, and (ii) a warrant to purchase 3,250,000 shares of Common Stock at an initial exercise price of $10 per share (the "Warrant"). The Series B Preferred Stock votes on an as-converted basis with the Common Stock on all matters submitted to a vote of the stockholders of the Company, including the election of directors. The Warrant became exercisable beginning on May 8, 1998, subject to acceleration upon certain circumstances. The Warrant will be exercisable until May 8, 2003. Upon confirmation of the Joint Plan of Reorganization, the Warrants will in effect be cancelled.

The Series B Preferred Stock entitles GPH to receive a 12% annual dividend payable (i) during each of the first four years following issuance in an amount equal to approximately 195,000 shares of the Company's Common Stock per fiscal quarter of the Company, subject to certain adjustments, and (ii) thereafter, when and as declared out of legally available funds, in cash at the rate of $150 per share, compounded quarterly, all of which dividends shall be cumulative from the initial issuance. In addition, the Certificate of Designation governing the Series B Preferred Stock prevents the Company from paying dividends or making other distributions on the Common Stock until all dividends owed on the Series B Preferred Stock have been paid in full. On November 5, 1998, the Company with the consent of the holders of its Series B Preferred Stock stated that the dividend due on November 1, 1998 would not be declared or paid. At December 26, 1998, the Company had cumulative preferred dividends payable of 195,000 shares of Common Stock and $292,500 in cash which has been accrued for in the accompanying consolidated balance sheet. Additionally, on February 1, 1999 the Company again decided that it would not declare the dividend consisting of 195,000 shares of Class A Common Stock or pay a cash dividend on the Series B Preferred Stock in accordance with the consent of the holders of the Series B Preferred Stock.

The Series B Preferred Stock is subject to optional redemption by the Company at a redemption price of $5,000 per share, plus an amount equal to any accrued and unpaid dividends, at any time on or after May 8, 2000. The Company is not required to mandatorily redeem the Series B Preferred Stock and the Series B Preferred Stock is not the subject of any sinking fund requirement.

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------


11.  Preferred Stock (continued)

As described in Note 2, in accordance with the Joint Plan of Reorganization, the existing preferred shareholders will surrender their stock in exchange for out-of-the money warrants to purchase to 3.3% of the Company's new common stock, to be issued post recapitalization, prior to dilution.

12.  Acquisition

On August 20, 1996, pursuant to an Asset Purchase Agreement dated as of July 30, 1996, among BVELP, the Company and certain of the Company's subsidiaries, the Company acquired, among other things, substantially all of BVELP's television and film library properties, and assumed payables and all liabilities incurred in connection with the exploitation of such assets after the closing for an aggregate purchase price of approximately $81.0 million in cash and $10.0 million in Common Stock (901,408 shares), as provided for in the Asset Purchase Agreement (the "Broadway Video Acquisition"). On November 22, 1996, the Company paid an additional amount of approximately $900,000 to BVELP in satisfaction of the Company's obligations under the working capital adjustment provided for in the Asset Purchase Agreement. The Broadway Video Acquisition has been accounted for under the purchase method of accounting. Based on the Company's final allocation of purchase price, goodwill, consisting of the excess of the net assets and film library acquired, amounted to approximately $32.2 million and is being amortized on a straight-line basis over a 25-year period. The results of operations of the Broadway Video Acquisition are included in the Company's consolidated results of operations from the date of its acquisition.

13.  Employee Stock Options

In December 1995, the Company adopted a stock option plan, which as amended and restated as of March 11, 1997 (the "1995 Plan"), provides for the granting of options to purchase up to 5,750,000 shares of Common Stock to employees of the Company and its subsidiaries. As of December 26, 1998 options to purchase 4,292,310 shares of Common Stock have been granted under the 1995 Plan. In March 1986, the Company adopted a stock option plan which, as amended, provides for the granting of options to purchase up to 2,100,000 shares of Common Stock through 1996 to employees of the Company and its subsidiaries.

Prior to February 3, 1990, one half of these options granted generally become exercisable two years after the date of grant and the remaining one-half of such options three years after the date of grant. Options granted between February 4, 1990 and January 29, 1994 generally become exercisable in their entirety five years after the date of grant. Options granted between January 30, 1994 and February 28, 1995 generally become exercisable as follows: (i) one-third of the options granted on the date of grant, (ii) one-third of such options one year after the date of grant and (iii) the remaining one-third of such options two years after the date of grant. Options granted subsequent to February 28, 1995 generally become exercisable over various periods in accordance with the terms of the individual awards.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------


13.  Employee Stock Options (continued)

The following table of data is presented in connection with the stock option plans:


                                            Shares            Option Price Per      Weighted Average
                                                                  Share             Exercise Price
                                         -------------       -----------------      ----------------

Outstanding at February 3, 1996           1,564,100
Exercised                                  (356,579)           $9.25 - $12.00           $ 10.90
Canceled                                   (547,221)            9.25 - $20.00           $ 15.84
Granted                                   2,851,089           $10.44 - $14.25           $ 12.34
                                         -------------
Outstanding at December 28, 1996          3,511,389
Exercised                                   (47,500)           $8.25 - $11.75           $ 10.61
Canceled                                   (441,300)           $9.88 - $16.75           $ 12.79
Granted                                   1,559,721            $8.50 - $12.75           $  9.64
                                         -------------
Outstanding at December 27, 1997          4,582,310
Exercised                                    (8,339)                   $11.06           $ 11.06
Canceled                                 (1,010,453)           $4.63 - $14.25           $ 10.72
Granted at December 26, 1998              1,243,000            $3.94 - $11.63           $  8.04
                                         -------------
Exercisable at December 26, 1998          4,806,518
                                         =============

The weighted average fair value of options was $5.53, $5.90 and $7.90 for the years ended December 26, 1998 and December 27, 1997 and the eleven months ended December 28, 1996, respectively. Options to purchase 1,414,892 shares and 1,174,869 shares were exercisable at December 26, 1998 and December 27, 1997, respectively.

                                         Options Outstanding                                 Options Exercisable
-------------------  ---------------------------------------------------------  --------------------------------------
                                                Weighted
                            Number              Average          Weighted           Number
                        Outstanding at         Remaining          Average       Exercisable at
 Range of Exercise       December 26,         Contractual        Exercise        December 26,        Weighted Average
      Prices                 1998                 Life             Price             1998             Exercise Price
 -----------------      --------------        -----------        ---------      --------------       ----------------
  $3.94 - $5.91             515,000                 9.53            $ 4.61                 -                  -
  $5.92 - $8.86              20,000                 9.17            $ 7.88             1,667               $  8.63
  $8.87 - 13.38           4,271,518                 7.43            $10.40         1,413,225               $ 12.21
                          ---------                =====            ------         ---------               --------
                          4,806,518                 7.66            $ 9.77         1,414,892               $ 12.20
                          =========                =====            ======         =========               ========

The Company has elected to follow  Accounting  Principles  Board Opinion No. 25,
Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"). Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method described in SFAS 123. For purposes of SFAS 123 pro forma

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------


13.  Employee Stock Options (continued)

disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS 123, the Company's pro forma net loss and net loss per basic common share would have been approximately $136.0 million or $4.96 per basic common share, and $67.6 million or $2.56 per basic common share for the years ended December 26, 1998 and December 27, 1997, respectively.

The fair value for each option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the various grants made during 1998 and 1997: risk-free interest rate of 5.6% and 6.5%; expected volatility of 66.1% and 50.1%; no dividend yield; no forfeiture rate and expected lives of seven years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

Upon  confirmation  of  the  Joint  Plan  of  Reorganization,   all  outstanding
unexercised stock options, warrants and similar rights will in effect be cancelled.

14.  Stockholders' Deficit

In connection with the GP Holding Transaction, 13,000 shares of the Company's Series B Preferred Stock was issued for an aggregate purchase price of $65.0 million. Net proceeds associated with the transaction was approximately $58.8 million, after giving effect to approximately $6.2 million of transaction costs. For the first four years, the Series B Preferred Stock provides for dividends to be paid equal to approximately 195,000 shares of the Company's Common Stock per fiscal quarter.

On January 31, 1996, the Company entered into an interim employment agreement (the "Interim Employment Agreement") with Richard E. Snyder, whereby Mr. Snyder became President of the Company. Pursuant to the Interim Employment Agreement, the Company issued 599,465 shares of Common Stock (the "Snyder Incentive Stock") to Mr. Snyder at a price of $8 per share in exchange for a non-recourse note in the amount of the purchase price secured by a pledge of the shares. On May 8, 1996, the Interim Employment Agreement was superseded by a five-year employment agreement (the "Employment Agreement") pursuant to which Mr. Snyder was entitled to receive annual compensation of $500,000 and received options to acquire 1,113,293 shares of Common Stock at a price of $12.81 per share (the "Snyder Option"), as well as special bonuses based on the market price of the Common Stock, supplemental retirement benefits, post-retirement medical benefits and certain other benefits. Accordingly, the Company recorded a charge of approximately $12.8 million in costs associated with the Employment Agreement which is included in the consolidated statements of operations for the eleven months ended December 28, 1996. In connection with the offering of the Preferred Securities (see Note 10), the Broadway Video Acquisition (see Note 12) and the Hallmark Transaction (see below), and in accordance with the anti-dilution provisions of the Employment Agreement, the Company issued 84,987 additional shares of Snyder Incentive Stock in exchange for a non recourse note in the amount of the purchase price, increased by 157,796 the number of shares exercisable under the Snyder Option and adjusted the special bonuses provided for in the Employment Agreement. Accordingly, the Company recorded an additional charge of approximately $1.5 million which is included in the consolidated statements of operations for the eleven months ended December 28, 1996. On September 9, 1997, the Employment Agreement was amended whereby Mr. Snyder's annual compensation was increased and his term of employment was extended to May 8, 2003. On February 26, 1999, the

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------


14.  Stockholders' Deficit (continued)

Company filed petitions for reorganization under Chapter 11 of the United States bankruptcy Code. In accordance with the Joint Plan of Reorganization, Mr. Snyder's employment agreement will be amended, as more fully described in the Disclosure Statement and the exhibits thereto, and Mr. Snyder will receive, in consideration of his surrendering certain claims and rights under his current employment arrangement, 2 1/2% of the Company's new common stock, among other things (see Note 2).

On September 6, 1996, the Company completed the sale to H.C. Crown Corporation, a wholly owned subsidiary of Hallmark Cards Incorporated, of 2,356,198 shares of Common Stock for approximately $25.0 million (the "Hallmark Transaction").

On September 26, 1997, the Company entered into a licensed book publishing agreement (the "Agreement") with Disney Licensed Publishing ("Disney"). In connection with the Agreement, Disney received warrants to purchase 1.1 million shares of the Company's Common Stock (valued at approximately $6.6 million) at a per share price of $11.375 exercisable beginning on the earlier of (i) 90 days after the expiration of the Agreement or (ii) 30 days after the announcement by either Disney or the Company (a) that they will be entering into a new license agreement or (b) that they will not be entering into a new license agreement, and expiring on March 31, 2008.

As of December 26, 1998, the Company has reserved 24,283,214 shares of common stock for the conversion of the (i) Series B Preferred Stock, (ii) warrants issued in connection with the GPH Transaction, (iii) Preferred Securities, (iv) warrants issued in connection with the Disney Agreement and (v) the exercise of outstanding options.

As described in Note 2, in accordance with the Joint Plan of Reorganization, the existing preferred and common shareholders will surrender their shares for out-of-the money warrants to purchase 5% of the new Company stock to be allocated two-thirds to the preferred and one-third to the common shareholders, to be issued post recapitalization, prior to dilution.

15.  Commitments and Contingencies

The Company leases certain facilities, machinery and vehicles under various noncancellable operating lease agreements over periods of one to ten years. Future minimum lease payments required under such leases in effect at December 26, 1998 and thereafter are as follows:

                         Amount
                     (In thousands)
                     --------------

1,999                $   5,873
2,000                    4,816
2,001                    4,486
2,002                    3,998
2,003                    4,070
and thereafter          41,655

Total rent expense charged to operations was approximately $5.8 million, $5.7 million and $4.7 million for the years ended December 26, 1998 and December 27, 1997 and the eleven months ended December 28, 1996, respectively. In January 1999, the Company reduced their New York office space from six floors to three floors. In connection with

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------

15.  Commitments and Contingencies (continued)

such reduction, the Company recorded a non-cash charge of approximately $3.1 million as a component of restructuring, net of (gains) losses on sales of assets in the consolidated statement of operations and comprehensive loss.

The Company is required to meet certain contractual payments under contracts in effect at December 26, 1998 and thereafter, as follows:

                         Amount
                     (In thousands)
                     --------------

1,999                 $  13,351
2,000                    14,908
2,001                    15,638
2,002                     1,388
2,003                      --
and thereafter            5,585

Contingencies

On August 12, 1998, a class action complaint was filed in the United States District Court for the Southern District of New York on behalf of all persons who purchased the Common Stock of the Company between May 13, 1997 and August 4, 1998, inclusive (the "Class Period"). On October 7, 1998, holders of the Company's TOPrS filed a class- action complaint based on substantially identical allegations, which complaints were subsequently consolidated. The consolidated complaint charges that the Company and certain officers and directors of the Company during the relevant time period were in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that the defendants issued a series of materially false and misleading statements concerning the impact of the Company's restructuring plan on the Company's financial condition, liquidity and future prospects. While the outcome of the case cannot be predicted with any certainty, the Company believes that it has meritorious defenses to the claims, and that the claim against the Company will be relieved or discharged during the pendency of the Chapter 11 proceedings.

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------


15.  Commitments and Contingencies (continued)

operation and maintenance is in the range of $14 million. In accordance with the consent decree, the Company has established a reserve for its share of the probable clean-up costs.

In 1991 the EPA issued a unilateral administrative order (the "1991 Order") to the Company and four other PRPs, requiring the respondents to perform a remedial design and remedial action at the Hertel Landfill Superfund Site in Plattekill, New York (the "Site"). The Company did not agree to comply with the Order. EPA subsequently sued the Company and other PRPs seeking recovery of its costs at the Site. Various PRPs in the litigation brought claims for contribution against each other and the Company. The Company settled its liability to the United States for noncompliance with the 1991 Order and agreed to comply with the Order by implementing the remedy at the Site, which is now estimated to cost up to $4.9 million, excluding potential groundwater remediation costs.

On July 9, 1998, the Company and other PRPs entered into a Consent Decree with the United States and the State of New York to resolve their alleged liability for past response costs and formalize their agreement to perform the remedy at the site. Under the decree, the Company and the other settling parties are jointly and severally obligated to perform the remedy and reimburse certain governmental past and future costs. The Company has paid approximately $1.7 million toward remedial costs since 1996 and has completed construction of the landfill cap. The Company's share of future costs for operation and maintenance of the cap and landfill monitoring are expected to be less that $500,000.

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

On October 2, 1996, the Company received notice from the City Attorney of Kalamazoo, Michigan that Beach Products, a division of Penn, will be asked to participate in the remediation of the Cork Street Landfill site located in the city which commitments and contingencies was allegedly used by Beach Products in the past. Current cost estimates for the remediation required at the site are as high as $24,000,000. More than 70 entities will be requested to provide financial contribution to the remediation.

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

It is uncertain whether the claims against the Company in the foregoing environmental matters will be resolved during the pendency of the Chapter 11 proceedings.

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------


15.  Commitments and Contingencies (continued)

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

In consideration of the aforementioned matters, the Company has recorded accruals in the "deferred compensation and other deferred liabilities" account of approximately $5.8 million in the consolidated balance sheet.

While it is not feasible to predict or determine the outcomes of these aforementioned proceedings, it is the opinion of management that they maintain adequate reserves in the consolidated balance sheet.

The Company and its subsidiaries are parties to certain other legal proceedings which are incidental to their ordinary business, none of which the Company believes are material to the Company and its subsidiaries taken together as a whole.

The Company's Common Stock was delisted from the NASDAQ National Market on February 17, 1999 for failure to meet continued listing standards. The Company's Common Stock is currently being quoted on the OTC bulletin board.

16.  Income Taxes

Income tax expense calculated in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", consisted of the following:

                                                                   Eleven
                                 Year             Year             Months
                                Ended            Ended             Ended
                             December 26,     December 27,      December 28,
                                 1998            1997               1996
                             ------------    -------------     -------------
                                     (In thousands)

Current payable (benefit):
  Federal                   $      -         $         -       $     2,051
  State                            25                 59               (53)
  Foreign                        (691)               (22)             (105)
                             ------------    -------------     -------------
                                 (666)                37             1,893
                             ------------    -------------     -------------
Deferred:
  Federal                          -                   -                -
  State                            -                   -                -
  Foreign                          -                   -                -
                                   -                   -                -
                             ------------    -------------     -------------
                            $    (666)       $        37       $     1,893
                            =============    =============     =============

Loss before income tax expense of Golden Books Publishing's Canadian subsidiary was approximately $(3,067,000), $(669,000) and $(577,000) for the years ended December 26, 1998 and December 27, 1997 and the eleven months ended December 26, 1996, respectively.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------


16.  Income Taxes (continued)

A reconciliation of the statutory United States Federal income tax rate to the Company's effective income tax rate follows:

                                                                                            Eleven
                                                        Year               Year             Months
                                                        Ended              Ended            Ended
                                                      December 26,      December 27,     December 28,
                                                        1998               1997             1996
                                                     --------------    --------------    -------------
Statutory rate                                            35.0%              35.0%            35.0%
State income taxes, net of Federal benefit                 5.0                5.0              4.2
  Valuation allowance, net of refundable amounts         (42.0)             (38.5)           (33.7)
  Permanent differences relating to the sale of
  Division/Subsidiaries                                     -                (0.6)            (4.1)
  Other - net                                              2.6               (1.0)            (2.4)
                                                     --------------    --------------    -------------
                                                           0.6%             (0.1)%            (1.0)%
                                                     ==============    ==============    =============

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 26, 1998 and December 27, 1997 are as follows:

                                                         December 26, 1998       December 27, 1997
                                                        --------------------    -------------------
                                                                        (In thousands)
  Deferred tax assets:
   Allowance for doubtful accounts and returns          $     11,704             $       9,950
   Inventories                                                  -                        1,368
   Property, plant & equipment                                 5,164                        -
   Accrued expenses                                           28,874                    24,450
     Post retirement benefits                                 11,843                    11,746
   Net operating loss carryforwards                          126,519                    87,991
   Other - net                                                  -                          133
                                                        --------------------     ------------------
Total deferred tax assets                                    184,104                   135,638
   Valuation allowance                                      (182,102)                 (133,569)
                                                        --------------------     ------------------
Deferred tax assets, net of valuation allowance                2,002                     2,069

   Deferred tax liabilities:
     Property, plant & equipment                                 290                       397
     Pension contributions                                     1,661                     1,672
   Other - net                                                    51                        -
                                                        --------------------     ------------------
Total deferred tax liabilities                                 2,002                     2,069
                                                        --------------------     ------------------
   Net deferred tax assets/(liabilities)                $        -               $            -
                                                        ====================     ==================

The IRS has completed its examination of the Company's consolidated federal income tax returns through the years ended January 28, 1995. The Fiscal 1998 and Fiscal 1997 consolidated financial statements reflect the net receivable due to the Company as a result of this examination.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------

16.  Income Taxes (continued)

At December 26, 1998 the Company has net operating loss carryforwards of approximately $305.0 million with expiration dates between 2011 and 2018. Utilization of such losses in the future could be significantly limited should there have been an ownership change (as defined in Internal Revenue Code Section
382). Further, there are specific modifications which may be required to be made to the net operating loss carryforwards of the Company as a result of the Chapter 11 Bankruptcy proceedings. At such time as the Company emerges from Bankruptcy, it is likely there will be an ownership change for tax purposes which would result in a Section 382 limitation on future utilization of net operating losses. Since there are a number of variables which could affect the Company's Bankruptcy proceedings (including the fact that the Joint Plan of Reorganization has not yet been approved by the Bankruptcy Court), it is not currently possible to determine whether the Company's net operating loss carryforwards will produce tax benefits in the future. Benefit was not provided for these loss carryforwards at December 26, 1998.

17.  Pension, Post-retirement and Post-employment Benefits

Golden Books Publishing has a noncontributory defined benefit retirement plans covering substantially all domestic hourly employees. The benefits are generally based on a unit amount at the date of termination multiplied by the participant's credited service. The Company's funding policy is to contribute amounts within the limits which can be deducted for income tax purposes.

The Company adopted SFAS No. 132 during the fourth quarter of 1998. SFAS No. 132 is intended to standardize certain footnote disclosure requirements for pensions and other retiree benefits. Information concerning the Company's defined benefit pension plan consists of the following:


Defined Benefit Plans:
                                                      December 26, 1998              December 27, 1997
                                                   -----------------------        -------------------------
                                                                       (In thousands)
Change in Plan Assets:
Fair Value of plan assets at beginning of year     $          20,836              $         17,843
Actual return on plan assets                                   3,359                         3,542
Benefits Paid                                                   (764)                         (549)
                                                   -----------------------        -------------------------
Fair value of plan assets at the end of the year   $          23,431              $         20,836
                                                   =======================       ==========================
Changes in Benefit Obligations:


                                                      December 26, 1998              December 27, 1997
                                                   -----------------------       -------------------------
                                                                       (In thousands)
Benefit obligations at the beginning of the year   $          17,184              $         15,989
Service Cost                                                     368                           455
Interest Cost                                                  1,288                         1,115
Plan Amendments                                                1,296                           --
Other actuarial gains (losses)                                  (449)                          174
Benefits Paid                                                   (764)                         (549)
                                                   -----------------------        -------------------------
Benefits obligations at the end of the year        $          18,923              $         17,184
                                                   =======================       =========================

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------

17.  Pension, Post-retirement and Post-employment Benefits (continued)

Funded Status Reconciliation:

                                       December 26, 1998              December 27, 1997
                                     -----------------------        ----------------------
                                                           (In thousands)
Funded Status                            $      4,508                 $         3,653
Unrecognized prior amounts:
  Prior Service Costs                           2,713                           1,843
  Net Gains (losses)                           (3,069)                         (1,314)
                                     -----------------------        ----------------------
Total                                            (356)                            529
                                     -----------------------        ----------------------
Prepaid benefit recognized in
  consolidated balance
  sheet at the end of the year           $      4,152                 $         4,182
                                     ========================       ======================

Components of Net Benefits Expense:
                                           Year Ended            Year Ended           Eleven Months
                                          December 26,          December 27,           December 28,
                                             1998                  1997                   1998
                                         ---------------       -----------------     ----------------
                                                                 (In thousands)
Service cost                             $        368         $          455         $         475
Interest cost                                   1,288                  1,115                 1,030
Expected return on plan assets                 (2,052)                (1,760)               (1,619)
Net amortization:
   Transition (Asset/Obligation)                  --                     (32)                 (108)
   Prior Service Cost                             426                    286                   269
Total                                             426                    254                   161
                                         ---------------      ------------------     ----------------
Net benefits expense for the year        $         30         $           64         $          47
                                         ===============      ==================     ================

Other Post-retirement Benefit Plans:

                                            December 26,         December 27,
                                                1998                 1997
                                         -----------------     -----------------
                                                                 (In thousands)
Benefit obligations at the beginning
   of the year                           $     30,065         $       31,287
Service cost                                      654                    565
Interest cost                                   2,070                  1,981
Plan amendments                                  (186)
Actuarial (gains) losses                          438                 (1,827)
Net retiree benefit payments:
   Benefits payments                           (2,870)                (2,191)
   Retiree contributions                          563                    436
                                         -----------------    ------------------
Total                                          (2,307)                (1,755)
                                         -----------------    ------------------
Benefit obligations at the end of
  the year                               $     30,920         $       30,065
                                         =================    ==================

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------


17.  Pension, Post-retirement and Post-employment Benefits (continued)


Funded Status Reconciliation:

                                               December 26,           December 27,
                                                  1998                    1997
                                             ------------------     -----------------
                                                         (In thousands)

Funded Status                                $      30,920          $     30,065
Unrecognized amounts:
   Transition asset (obligation)
   Prior service costs                               2,263                 2,499
   Net gains (losses)                               (3,574)               (3,200)
                                             ------------------     -----------------
Total                                               (1,311)                 (701)
                                             ------------------     -----------------
Accrued benefit recognized in the
  consolidated balance sheet at the end
  of the year                                $      29,609          $     29,364
                                             ==================     =================

Components of Net Benefits Expense:

                                                                                              Eleven Months
                                                  Year Ended            Year Ended               Ended
                                                  December 26,          December 27,           December 28,
                                                    1998                    1997                   1996
                                             ------------------     -----------------       ------------------
                                                          (In thousands)

Service cost                                 $       654            $        565              $       550
Interest cost                                      2,070                   1,981                    1,925
Net amortization
   Transition (asset) obligation                      47                       5
   Prior service cost                               (221)                   (221)
   Prior (gains) losses                              --                      --                       --
                                             ------------------     -----------------       ------------------
Total                                               (174)                   (216)                     --
                                             ------------------     -----------------       ------------------

Net benefit expense for the year             $     2,550            $      2,330              $     2,475
                                             ==================     =================       ==================

Net retire benefit payments                       (2,307)                 (1,755)                  (1,260)

Net balance sheet recognition                        243                     575                    1,215

The weighted average actuarial assumptions utilized in determining the above amounts for other benefit plans as of the year were as follows:

                                               December 26,             December 27,
                                                   1998                     1997
                                             ------------------     -----------------
Discount rate                                          7%                      7%
Rate of compensation increase                        1.5%                      5%


GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------


17.  Pension, Post-retirement and Post-employment Benefits (continued)


The weighted average actuarial assumptions utilized in determining the above amounts for other post-retirement benefit plans as of the year were as follows:

                                  December 26,          December 27,
                                      1998                  1997
                               ------------------     -----------------
Discount rate                          7%                    7%
Rate of compensation increase          4%                    4%

The Company's other post-retirement benefit plans identified above provide health and life insurance benefits to a number of existing retirees from certain of its operations under the provision of a number of different plans. Contributions currently required to be paid by the retirees towards the cost of such plans range from zero to 100%. The Company also has a number of active employees who might receive such benefits upon retirement. Relative to the above information, the actuarial valuations assume a medical cost trend of 7% for fiscal 1998, decreasing linearly to 5% in 2010; and remaining level thereafter. The assumed health care trend rate has a significant effect on the amounts reported. A one-time percentage-point change in the assumed health care trend rate would have the following effects:

                                                                             1%           1%
                                                                          Increase     Decrease
                                                                          --------     --------
Effect on the total of service and interest cost for 1998                 $   375      $  (310)
Effect on post retirement benefit obligation as of the end of the year    $ 3,909      $(3,277)

Pension expense charged to operations for these plans and for other multi-employer plans in which certain union employees of the Company's subsidiaries participate was approximately $305,000, $326,000 and $349,000 for the years ended December 26, 1998 and December 27, 1997, and the eleven months ended December 28, 1996, respectively.

Subsidiaries of the Company also maintain defined contribution contributory retirement plans for substantially all domestic employee groups. Under the plans, the subsidiaries make contributions based on employee compensation and in certain cases based upon specified levels of voluntary employee contributions. Golden Books Publishing and its Canadian subsidiary also maintain a profit sharing plan for certain salaried employees. Expense for these plans was approximately $0.8 million, $2.0 million and $2.5 million for the years ended December 26, 1998 and December 27, 1997 and the eleven months ended December 28, 1996, respectively.

18.  Industry Segments

The Company adopted SFAS No. 131 during the fourth quarter of 1998. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. The Company identifies such segments based on management responsibility within the United States and geographically for all international units.

The Company has three operating segments: Consumer Products, Commercial Products and Entertainment. The Company's Consumer Products Segment is engaged in the creation, publication, manufacturing, printing and marketing of story and picture books, coloring books and other activity books, interactive electronic books and games, and products for children as well as multimedia "entertainment" products. The Company's foreign operations within the Consumer Products Segment consist of a sales subsidiary in Canada and a small sales branch in the United Kingdom.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------


18.  Industry Segments (continued)

The Consumer Product segment includes the Company's children's and adult publishing divisions. The Commercial Products segment provides printing, graphic, creative and distribution services, and printing business. The Company's Entertainment Segment operates as the Golden Books Entertainment Group division which was established in August 1996, upon the acquisition by the Company from Broadway Video Entertainment, L.P. of an extensive library of character-based family entertainment properties. The Golden Books Entertainment division's library is comprised of copyrights, distribution rights, trademarks or licenses relating to characters, television programs and motion pictures, both animation and live action, and includes individual specials and multiple episode series.

Identifiable assets are those assets used specifically in the operations of each operating segment or which are allocated when used jointly. Corporate assets are principally comprised of cash and cash equivalents, refundable income taxes, deferred income taxes, prepaid pension costs and certain other assets. Domestic sales to foreign markets were less than 10% of total consolidated sales for the years ended December 26, 1998 and December 27, 1997 and for the eleven months ended December 28, 1996.

The Company evaluates performance based on several factors, of which the primary measure is operating segment earnings before interest, taxes, depreciation and amortization ("EBITDA"). The accounting policies of the operating segments are the same as described in the Summary of Significant Accounting Policies (Note
3).

Information by industry segment is set forth below:

                                                                                         Eleven Months
                                              Year Ended           Year Ended               Ended
                                           December 26, 1998     December 27, 1997     December 28, 1996
                                         --------------------  -------------------   --------------------
                                                        (In millions)
  Consumer Products                      $         150.7       $        171.7           $       208.5
  Commercial Products                               14.5                 42.5                    42.4
  Entertainment                                     29.0                 29.3                     4.1
                                         --------------------  --------------------  --------------------
  Total                                  $         194.2       $        243.5           $       255.0
                                         ====================  ====================  ====================
Gross Profit:
  Consumer                               $           5.9       $         48.2           $        20.9
  Entertainment                                     11.6                 15.6                     0.6
                                         --------------------  --------------------  --------------------
                                                    17.5                 63.8                    21.5
   Commercial Facility Sold                           -                   3.5                     1.7
                                         --------------------  --------------------  --------------------
                                                    17.5                 67.3                    23.2
   Transition Costs                                 (4.4)                  -                       -
                                         --------------------  --------------------  --------------------
     Total                               $          13.1       $         67.3           $        23.2
                                         ====================  ====================  ====================
SG&A
   SG&A before Transition Costs          $          90.5       $         99.9           $       142.7
    Restructuring, Net of (Gains) Losses
      on Sales of Assets                             6.5                (10.8)                   65.7
   Write-off of assets                              10.6                   -                       -
                                         --------------------  --------------------  --------------------
                                                   107.6                 89.1                   208.4
   Transition Costs                                  7.8                 11.                       -
                                         --------------------  --------------------  --------------------
     Total                               $         115.4       $        100.5           $       208.4
                                         ====================  ====================  ====================

                                      F-38

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------


18.  Industry Segments (continued)

                                                                                               Eleven Months
                                                 Year Ended              Year Ended                Ended
                                              December 26, 1998      December 27, 1997      December 28, 1996
                                             --------------------   --------------------  --------------------
                                                                        (In millions)
EBITDA
   Gross Profit before Transition Costs      $         17.5         $         67.3         $          23.2

   SG&A before Transition Costs                       107.6                   89.1                   170.2
                                             --------------------   --------------------  --------------------
     Operating Results before Transition             (90.1)                  (21.8)                 (147.0)
       Costs
     Depreciation and Amortization                    12.6                    11.2                    14.0
                                             --------------------   --------------------  --------------------
        EBITDA before Transition Costs       $       (77.5)         $        (10.6)         $       (133.0)
                                             ====================   ====================  ====================

        Operating Results before
          Transition Costs                   $       (90.1)         $        (21.8)         $       (185.2)
        Transition Cost                               12.2                    11.4                     --
                                             --------------------   --------------------  --------------------
        Operating Loss                       $      (102.3)         $        (33.2)         $       (185.2)
                                             ====================   ====================  ====================


                                                                                               Eleven Months
                                                  Year Ended            Year Ended                Ended
                                              December 26, 1998      December 27, 1997      December 28, 1996
                                             --------------------   --------------------  --------------------
                                                                       (In thousands)

Depreciation of Property, Plant and
Equipment:
   Consumer Products                         $       6,273          $        2,959          $         9,891
   Commercial Products                                 409                   3,175                    1,550
   Entertainment                                     4,817                   4,591                    1,523
   Corporate                                         1,081                     489                    1,057
                                             ===================    ====================  ====================
      Total Depreciation & Amortization      $      12,580          $       11,214          $        14,021
                                             ===================   =====================  ====================
   Assets:
   Consumer Products                         $     129,467          $      146,969          $       181,256
   Commercial Products                              11,051                  29,846                   25,923
   Entertainment                                   102,217                 113,334                   99,527
   Corporate                                        12,216                  33,015                   60,529
                                             --------------------   --------------------  --------------------
      Total Assets                           $     254,951          $      323,164          $       367,235
                                             ====================   ====================  ====================

Capital Expenditures:
   Consumer Products                         $      11,874          $        5,797          $         3,890
   Commercial Products                               1,422                   4,653                    1,275
   Entertainment                                       --                       50                      116
   Corporate                                           104                   9,886                      458
                                             --------------------   --------------------  --------------------
     Total Capital Expenditures              $      13,400          $       20,386          $         5,739
                                             ====================   ====================  ====================

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------

18.  Industry Segments (continued)

For the years ended December 26, 1998 and December 27, 1997 and eleven months ended December 28, 1996, revenues from one single customer did not exceed more than 10% of the Company's net sales. The Company's products are primarily sold to mass market retailers throughout the United States and to a lesser degree Canada and the United Kingdom.

19.  Net Loss Per Basic Common Share

Loss per basic common share was computed as follows:

                                              Year Ended                 Year Ended               Years Ended
                                          December 26, 1998           December 27, 1997        December 28, 1996
                                        --------------------        --------------------      -------------------
                                                      (In thousands except for per share data)
Net loss                                 $        (128,599)         $         (49,680)       $     (197,503)
Preferred dividend requirements                     (5,491)                    (7,849)               (6,136)
                                         --------------------       --------------------      -------------------

Loss applicable to basic common stock             (134,090)         $         (57,529)       $     (203,639)
                                         ====================       ====================      ===================
   Weighted average basic common
      shares outstanding                            27,433                     26,357                23,317
                                         ====================       ====================      ===================
   Loss per basic common share           $           (4.89)         $           (2.18)        $       (8.73)
                                         ====================       ====================      ===================

20.  Related Party Transactions

Georgetown Transaction

Pursuant to a letter agreement (the "Georgetown Agreement") dated as of August 1, 1996, The Georgetown Company ("Georgetown"), a corporation of which Marshall Rose (a current director of the Company) is the Managing Partner, has acted as a real estate advisor to the Company. In March 1999 the Company and Georgetown agreed to terminate all remaining obligations under the Georgetown agreement. Pursuant to the Georgetown Agreement, the Company was obligated to make the following payments to Georgetown: (i) $25,000 per month for the period beginning August 1, 1996 and ending July 1, 1999; and (ii) an incentive fee, payable in cash or Common Stock, for each completed real estate transaction during the period beginning August 1, 1996 and ending July 3, 2000, in an amount equal to one-half of each commission that would be paid to an outside broker representing the Company. To date, the Company has paid to Georgetown (i) $75,000 in respect of a property located at 630 Fifth Avenue, New York, New York, (ii) approximately $580,000 in respect of a property located at 888 Seventh Avenue, New York, New York, (iii) approximately $131,000 in respect of a property located at 850 Third Avenue, New York, New York, (iv) approximately $217,000 in respect of a property located in Fayetteville, North Carolina, and (v) approximately $78,000 in respect of a property located in Coffeyville, KS.

Tribeca Transaction

Pursuant to a letter agreement (the "Tribeca Agreement") dated as of July 1, 1996, the Company was obligated to pay to Tribeca Technologies LLC ("Tribeca"), a limited liability company in which Philip E. Rowley (an officer of the Company through May 1998) was a member, as compensation for the loss by Tribeca of the exclusive services of Mr. Rowley following his employment by the Company, the sum of $200,000 on each of the following dates (provided that Mr. Rowley is in the employment of the Company at such time); (i) July 1, 1996; (ii) July 1, 1997; and (iii) July 1, 1998. In consideration for such payments, Tribeca is obligated to pay the Company one-third of the aggregate amount of any and all distributions otherwise to be made by Tribeca to Mr. Rowley and the President of Tribeca on or before June 30, 1999 (or such earlier time as Mr. Rowley's employment with the Company ceases), provided, that the maximum amount payable to the Company is the lesser of (i) $600,000 or (ii) the amount paid by the Company to Tribeca pursuant to the

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 26, 1998 (CONTINUED)
--------------------------------------------------------------------------------

20.  Related Party Transactions (continued)

Tribeca Transaction (continued)

previous sentence. As of December 26, 1998, the Company has fulfilled its obligation and made payments totaling $570,000 as follows: $200,000 in Fiscal 1996, $200,000 during June 1997, and $170,000 (paid in advance at a discounted rate) during November 1997.

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

Under the terms of the Development and Licensing Agreement, Powerhouse received a fee in the amount of $1.0 million for the development of the Powerhouse Products. All development costs were incurred by Powerhouse with the Powerhouse Products' content, packaging and design subject to the Company's approval. Separately, Powerhouse is paid a royalty based upon the net proceeds of sales of the Powerhouse Products and such royalty obligation continues for the term of copyright. The Company has paid approximately $75,000 to Powerhouse in royalties through December 26, 1998.

There is also an agreement of even date between the parties wherein, Powerhouse, on behalf of Company and at the Company's sole cost and expense, performed all services relating to the manufacturing, marketing, distribution, sales and licensing of the Powerhouse Products. To date, the Company has paid approximately $615,000 to Powerhouse in connection with such services.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
--------------------------------------------------------------------------------

Condensed Balance Sheets
(In Thousands)


                                                    December 26, 1998      December 27, 1997
                                                   --------------------   --------------------
Assets

Current assets
   Cash                                            $      1,511           $        19,155
   Deposits                                               3,708                       -
   Refundable income taxes                                  637                       637
   Other current assets                                   2,166                     1,375
                                                   --------------------   --------------------
     Total current assets                                 8,022                    21,167

Other assets                                              3,164                     8,963

Property, plant and equipment                                99                     9,985
   Less allowances for depreciation and
     amortization                                           (69)                     (489)
                                                   --------------------   --------------------
                                                             30                     9,496

Investment and advances in subsidiaries                (184,796)                  (83,335)
                                                   --------------------   --------------------

                                                   $   (173,580)          $       (43,709)
                                                   ====================   ====================

Liabilities and stockholders' equity
Current liabilities
   Accrued compensation and fringe benefits        $         89           $            20
   Other current liabilities                              7,485                     6,671
                                                   --------------------   --------------------
                                                          7,574                     6,691
Deferred compensation                                     7,927                     7,909
Other noncurrent liabilities                                 -                      3,000
                                                   --------------------   --------------------
                                                          7,927                    10,909

Stockholders' deficit
   Convertible preferred stock - series B                65,000                    65,000
   Common stock                                             279                       269
   Additional paid in capital                           128,956                   128,533
   Accumulated deficit                                 (379,390)                 (250,791)
   Cumulative translation adjustment                     (1,104)                   (1,498)
                                                   --------------------   --------------------
                                                       (186,259)                  (58,487)
   Less common stock in treasury                         (2,822)                   (2,822)
                                                   --------------------   --------------------
                                                       (189,081)                  (61,309)
                                                   --------------------   --------------------

                                                   $   (173,580)          $       (43,709)
                                                   ====================   ====================

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------


Condensed Statements of Operations
(In thousands)

                                                                                                          Eleven
                                                                                                          Months
                                                              Year Ended            Year Ended            Ended
                                                             December 26,          December 27,         December 28,
                                                                1998                   1997                1996
                                                          ------------------    ------------------   -------------------
Net revenues (principally intercompany interest
income)                                                   $         10,055      $        8,730       $       8,736

Costs and expenses:
   Selling, general and administrative                                (346)              1,063              14,335
   Restructuring charges                                                -                  -                 1,072
   Interest expense (primarily intercompany)                           250                 -                 4,143
                                                          ------------------    ------------------   -------------------
   Income (loss) before provision for income taxes                  10,151               7,667             (10,814)
   Provision for income taxes                                           -                   -                  272
                                                          ------------------    ------------------   -------------------
                                                                    10,151               7,667             (11,086)
Deficit in net loss of subsidiary                                 (138,750)            (57,347)           (186,417)
                                                          ------------------    ------------------   -------------------
Net loss                                                  $       (128,599)     $      (49,680)      $    (197,503)
                                                          ==================    ==================   ===================

                                       S-2

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

Condensed Statements of Cash Flows
(In thousands)

                                                                                                          Eleven
                                                                    Year                Year               Months
                                                                    Ended               Ended              Ended
                                                                   December           December           December
                                                                   26, 1998           27, 1997           28, 1996
                                                               -----------------  ---------------    ---------------
Cash (used in) provided by Operating Activities                $     (18,077)     $      6,254       $       6,366
Investing Activities:
Purchase of property, plant and equipment                                (84)           (9,885)                (99)
Deposits                                                                (211)           (3,497)                 -
                                                               -----------------  ----------------   ---------------
Net cash used in investing activities                                   (295)          (13,382)                (99)

Financing Activities:
Proceeds from issuance of Preferred Stock - Series B                       -                 -              65,000
Issuance costs of Preferred Stock - Series B                               -                 -              (6,248)
Redemption of Preferred Stock - Series A                                   -                 -              (9,985)
Dividends paid on Preferred Stock - Series A                               -                 -                (646)
Proceeds from sale of Common Stock                                         -             1,556              28,886
Proceeds from Municipal Government Grants                                  -             3,000                   -
Net loans to subsidiaries                                                  -           (38,109)            (23,208)
Common Stock Transactions - Other                                        728              (159)                (85)
                                                                 ---------------  -------------      ---------------

Net cash (used in) provided by financing activities                      728          (33,712)              53,714

Net (decrease) increase in cash and cash equivalents                 (17,644)         (40,840)              59,981
Cash and cash equivalents, beginning of period                        19,155           59,995                   14
                                                                 ---------------  -------------      ---------------
Cash and cash equivalents, end of period                          $    1,511      $    19,155         $    59,995
                                                                 ===============  =============      ===============

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 26, 1998 AND DECEMBER 27, 1997 AND THE ELEVEN MONTHS ENDED DECEMBER 28, 1996
--------------------------------------------------------------------------------


                                                                 Allowance
                                                                 for Sales
                                             Allowance           Discounts
                                           for Doubtful             and
                                             Accounts             Returns               Total
                                         ---------------       -------------      ----------------
BALANCES, February 3, 1996               $      2,522          $     4,482        $      7,004

Additions charged to costs and expenses         5,719               21,742              27,461
Deductions - amounts written off               (3,865)              (9,480)            (13,345)
Foreign currency conversion                         3                    3                   6
                                         ---------------       -------------      ----------------

BALANCES, December 28, 1996                     4,379               16,747              21,126

Additions charged to costs and expenses         3,608               13,736              17,344
Deductions - amounts written off                 (776)             (13,426)            (14,202)
Foreign currency conversion                        (3)                 (16)                (19)
                                         ---------------       -------------      ----------------

BALANCES, DECEMBER 27, 1997                     7,208               17,041              24,249

Additions charged to costs and expenses         2,859               35,970              38,829
Deductions - amounts written off               (3,267)             (26,184)            (29,451)
                                         ---------------       -------------      ----------------

BALANCES, DECEMBER 26, 1998              $      6,800          $    26,827        $     33,627
                                         ===============       =============      ================