Form 10-Q
period 1999-03-27
GOLDEN BOOKS FAMILY ENTERTAINMENT INC
filed 1999-05-10
CIK 790706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 1999

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
Commission file number -14399

                     GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.
--------------------------------------------------------------------------------
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

                                 (212) 547-6700
              (Registrant's telephone number, including area code)
         --------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Common stock, par value $.01 per share: 28,299,434 shares outstanding as of May 5, 1999.

                     GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.
                             (DEBTOR-IN-POSSESSION)


                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets--                            3
             March 27, 1999 (Unaudited) and December 26, 1998

           Condensed Consolidated Statements of Operations and                5
             Comprehensive Loss-- for the three
             months ended March 27, 1999 and March 28, 1998
             (Unaudited)

           Condensed Consolidated Statements of Cash Flows--                  6
             for the three months ended March 27, 1999 and March 28, 1998 (Unaudited)

           Notes to Condensed Consolidated Financial Statements
             (Unaudited)                                                      8

Item 2.    Management's Discussion and Analysis of                           20
             Financial Condition and Results of Operations

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                 26

Item 3.    Default Upon Senior Securities                                    26

Item 6.    Exhibits and reports on Form 8-K                                  26

SIGNATURES                                                                   27

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------


ASSETS


                                                       March 27,             December 26,
                                                         1999                    1998
                                                 ---------------------   ---------------------
                                                      (unaudited)
CURRENT ASSETS
      Cash and cash equivalents                   $       8,762           $      15,330
      Accounts receivable, net                           26,239                  41,411
      Inventories                                        29,443                  33,068
      Royalty advances                                   19,896                  17,198
      Other current assets                               16,979                  17,946
                                                 ---------------------   ---------------------

      Total current assets                              101,319                 124,953
                                                 ---------------------   ---------------------

OTHER ASSETS
      Accounts receivable - long term                     3,617                   4,127
      Other noncurrent assets                             9,347                  10,667
                                                 ---------------------   ---------------------

      Total other assets                                 12,964                  14,794
                                                 ---------------------   ---------------------

PROPERTY, PLANT AND EQUIPMENT, net
of accumulated depreciation and amortization
of $37,710 as of March 27, 1999 and $37,946              28,889                  29,955
as of December 26, 1998

FILM LIBRARY, net of accumulated amortization of
$8,721 as of March 27, 1999 and $7,849 as of             55,373                  55,858
December 26, 1998

GOODWILL, net of accumulated amortization of
$3,105 as of March 27, 1999 and $2,805 as of             29,091                  29,391
December 26, 1998                                ---------------------   ---------------------

TOTAL ASSETS                                      $    227,636            $     254,951
                                                 =====================   =====================

                       See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT




                                                                              March 27,          December 26,
                                                                                1999                1998
                                                                         ----------------     -----------------
                                                                             (unaudited)
CURRENT LIABILITIES
      Accounts payable                                                    $     24,479         $      26,002
      Accrued compensation and fringe benefits                                   4,077                 4,977
      Revolving credit facility                                                     --                21,637
      DIP loan                                                                  10,000                    --
      Loan facility                                                                 --                10,000
      Long term debt in default                                                     --               150,000
      Guaranteed preferred beneficial interests
         in the Company's and Golden Books
         Publishing Company, Inc.'s Convertible
         Debentures                                                                 --               115,000
      Other current liabilities                                                 38,906                61,634
                                                                         ----------------     -----------------

      Total current liabilities                                                 77,462               389,250
                                                                         ----------------     -----------------

NONCURRENT LIABILITIES
      Accumulated post-retirement benefit obligation                            29,791                29,609
      Deferred compensation and other deferred liabilities                      28,830                25,173
      Liabilities subject to compromise                                        288,706                   ---
                                                                         ----------------     -----------------
      Total noncurrent liabilities                                             347,327                54,782
                                                                         ----------------     -----------------
STOCKHOLDERS' DEFICIT:
      Convertible Preferred Stock - Series B, 13,000 shares
         authorized, no par value, 13,000 shares issued and outstanding;        65,000                65,000
      Common Stock, $.01 par value, 60,000,000 shares authorized,
         28,299,434 and 27,899,047 shares issued as of March 27, 1999
         and December 26, 1998, respectively                                       283                   279
      Additional paid in capital                                               132,034               128,956
      Accumulated deficit                                                     (390,686)             (379,390)
      Accumulated other comprehensive loss                                        (962)               (1,104)
                                                                         ----------------     -----------------
                                                                              (194,331)             (186,259)
      Less cost of common stock in treasury - 208,800 shares                     2,822                 2,822
                                                                         ----------------     -----------------
      Total common stockholders' deficit                                      (197,153)             (189,081)
                                                                         ----------------     -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $    227,636         $     254,951
                                                                         ================     =================

                       See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except for Per Share Data)
--------------------------------------------------------------------------------


                                                                              Three Months Ended
                                                                            March 27,          March 28,
                                                                              1999              1998
                                                                         ----------------   ---------------
                                                                                      (unaudited)
REVENUES                                                                  $   34,769         $   46,534
                                                                         ----------------   ---------------

COSTS AND EXPENSES:
      Cost of sales                                                           24,507             36,975
      Selling, general and administrative                                     16,756             25,696
      Gain on sale of assets                                                  (3,365)                --
                                                                         ----------------   ---------------

      Total costs and expenses                                                37,898             62,671
                                                                         ----------------   ---------------

LOSS BEFORE REORGANIZATION ITEMS, DISTRIBUTIONS ON
    GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE
    COMPANY'S AND GOLDEN BOOKS PUBLISHING COMPANY,
    INC.'S CONVERTIBLE DEBENTURES, INTEREST INCOME,
    INTEREST EXPENSE AND PROVISION (BENEFIT) FOR
    INCOME TAXES                                                              (3,129)           (16,137)

REORGANIZATION ITEMS                                                           3,146                 --

DISTRIBUTIONS ON GUARANTEED PREFERRED
    BENEFICIAL INTERESTS IN THE COMPANY'S AND GOLDEN
    BOOKS PUBLISHING COMPANY, INC.'S CONVERTIBLE
    DEBENTURES (Contractual distributions of $2,461 for the
    three months ended March 27, 1999)                                         1,628              2,516

INTEREST INCOME                                                                 (149)              (700)

INTEREST EXPENSE (Contractual interest expense of $4,040 for
the three months ended March 27, 1999)                                         3,020              2,969
                                                                         ----------------   ---------------

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                             (10,774)           (20,922)

PROVISION (BENEFIT) FOR INCOME TAXES                                             522                (50)
                                                                         ----------------   ----------------

NET LOSS                                                                     (11,296)           (20,872)

OTHER COMPREHENSIVE  INCOME:
    FOREIGN CURRENCY TRANSLATION                                                 142                74
                                                                         ----------------   ---------------

COMPREHENSIVE LOSS                                                        $  (11,154)        $   (20,798)
                                                                         ================   ===============

NET LOSS PER BASIC COMMON SHARE                                           $   (0.45)         $   (0.85)
                                                                         ================   ===============

                       See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
--------------------------------------------------------------------------------


                                                                                Three Months Ended
                                                                             March 27,       March 28,
                                                                               1999            1998
                                                                         ------------------------------------
                                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $  (11,296)        $  (20,872)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                        3,520              3,204
          Non-cash interest expense                                              300                100
          Reorganization items                                                 3,146                 --
          Gains on sales of assets                                            (3,365)                --
          Provision for losses on accounts receivable                             --                155
          Other non-cash                                                          --                395
          Changes in assets and liabilities:
             Decrease in accounts receivable                                  15,682              6,682
             Decrease in inventories                                           3,625              1,476
             Increase in royalty advances                                     (2,698)            (1,318)
             Decrease (increase) in other current assets                        (771)              (328)
             Decrease in accounts payable                                     (1,523)            (1,822)
             Decrease in accrued compensation and fringe benefits               (900)              (108)
             Other assets and liabilities                                     (2,692)            (8,480)
                                                                         -----------------  -----------------

     Net cash provided by (used in) operating activities before
          reorganization items                                                 3,028            (20,916)
     Reorganization items                                                     (3,146)                --
                                                                         ------------------ -----------------
     Net cash used in operating activities                                      (118)           (20,916)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property, plant and equipment                              (496)            (6,392)
     Additions to film library                                                  (387)              (235)
     Proceeds from sales of assets                                             4,191                 --
     Deposits and other                                                        1,737                 --
                                                                         ------------------ -----------------
     Net cash provided by (used in) investing activities                       5,045             (6,627)

                       See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)
--------------------------------------------------------------------------------


                                                                                Three Months Ended
                                                                              March 27,         March 28,
                                                                                1999              1998
                                                                         ------------------------------------
                                                                                      (unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock transactions                                                    --                183
     Repayment of Revolving Credit Facility                                  (21,637)                --
     Net borrowings under DIP loan (post petition)                            10,000                 --

                                                                         -----------------  -----------------
     Net cash (used in) provided by financing activities                     (11,637)               183

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          142                 74
                                                                         -----------------  -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (6,568)           (27,286)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                15,330             57,411
                                                                         -----------------  -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    8,762         $   30,125
                                                                         =================  =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest expense, including interest and distributions on
             Guaranteed Preferred Beneficial Interests in the Company's
             and Golden Books Publishing Company, Inc.'s Convertible
             Debentures                                                   $      850         $    8,253
                                                                         =================  ==================
          Income taxes, net of refunds received                           $      (37)        $      (10)
                                                                         =================  ==================

     Non-cash activity:
          Stock conversion on Guaranteed Preferred Beneficial Interests in the Company's and Golden Books Publishing Company,
             Inc.'s Convertible Debentures                                $    5,205         $       --
                                                                         =================  =================

                       See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
--------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - Basis of Presentation
         ---------------------

Financial accounting and reporting during a Chapter 11 proceeding (See Note B, below) is prescribed in Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, certain pre-petition liabilities, which may be subject to settlement, have been classified as liabilities subject to compromise in the accompanying condensed consolidated balance sheet at March 27, 1999. SOP 90-7 also requires that the Company record all transactions incurred as a result of the Bankruptcy filing separately as reorganization items on the condensed consolidated statement of operations and comprehensive loss for the three months ended March 27, 1999.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filings (See Note B, below) and circumstances relating to these events, such realization of assets and liquidation of liabilities is subject to significant uncertainty. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. An event or a sale of the Company or parts thereof may necessitate a material write down of assets, including goodwill associated with the Company's businesses. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Golden Books Family Entertainment, Inc. and Subsidiaries (the "Company") as of March 27, 1999 and the results of operations and cash flows for the three month periods ended March 27, 1999 and March 28, 1998. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company contained in the Company's Form 10-K for the year ended December 26, 1998.

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

The results of Golden Books Financing Trust (the "Trust") are included in the Company's condensed consolidated financial statements since its inception on August 20, 1996. The Trust, which is the issuer of 8 3/4% Convertible Trust Originated Preferred Securities, referred to in the Company's condensed consolidated financial statements as the Guaranteed Preferred Beneficial Interests in the Company's and Golden Books Publishing Company Inc.'s Convertible Debentures (the "TOPrS" or the "Preferred Securities"), is wholly owned by the Company, has no independent operations and its assets consist solely of the $109.8 million in aggregate principal amount of 8 3/4% Convertible Debentures due 2016 of the Company and Golden Books Publishing Company, Inc. ("Golden Books Publishing") (see Note F). The obligations of the Trust, which consist of the Preferred Securities, are fully and unconditionally guaranteed by the Company. All material intercompany items and transactions have been eliminated.

NOTE B - Liquidity and Business Outlook

The Company has experienced liquidity difficulties as a result of operating losses, working capital deficiencies and negative operating cash flows. These difficulties have hampered the Company's ability to fund day-to-day operations. As a result of the aforementioned and as more fully described below, on February 26, 1999 the Company, as well as Golden Books Publishing and Golden Books Home Video, Inc. (collectively, the "Debtors"), filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code"). The petitions were filed in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Debtors are continuing to operate their business and hold their assets as debtors-in-possession. No trustee has been appointed.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE B - Liquidity and Business Outlook (continued)
         -----------------------------------------

On September 15, 1998, the Company announced that it was deferring a $5.7 million interest payment on the Senior Notes (as defined) due on such date for a 30-day grace period in accordance with the Indenture ("Indenture") governing the Senior Notes. Subsequently, on October 15, 1998, the Company announced that it would not pay the September 15th interest payment. Accordingly, at October 15th the Company was in default under the Indenture and the holders of the Senior Notes, at their option, have the right (i) to demand the redemption of the entire $150.0 million principal amount of the Senior Notes due and (ii) foreclose on the collateral securing the Senior Notes. The Company does not have sufficient resources to repay this obligation. The Company has not been informed of any such acceleration of payment. Additionally, on March 15, 1999, the Company failed to pay a $5.7 million interest payment on the Senior Notes due on such date. As a result of the defaults, at December 26, 1998 the Senior Notes are classified as a current liability on the accompanying consolidated balance sheet. As a result of the Bankruptcy filing, at March 27, 1999 the Senior Notes are classified as a liability subject to compromise on the accompanying condensed consolidated balance sheet.

Due to the October 15, 1998 default under the Senior Notes, cross-default provisions regarding the Company's then existing $30.0 million Revolving Credit Facility (as defined) with NationsCredit (see Note E) resulted in a default under the agreement. Accordingly, NationsCredit had the right, at its option, to demand the acceleration of all amounts due thereunder. The Company did not maintain sufficient resources to repay this obligation. As a result of the default, at December 26, 1998 the Revolving Credit Facility is classified as a current liability on the accompanying condensed consolidated balance sheet. The Company utilized the proceeds from the DIP Loan (as defined) to repay all outstanding amounts under the Revolving Credit Facility (see below for additional information).

Due to the October 15, 1998 default under the Senior Notes, cross-default provisions regarding the Company's $25.0 million Loan Facility (as defined) with Golden Press Holdings, LLC, of which $10.0 million was outstanding at March 27, 1999, (see Note E) resulted in a default under the agreement. Accordingly, Golden Press Holdings, LLC has the right, at its option, to demand the acceleration of all amounts due thereunder. The Company does not have sufficient resources to repay this obligation. The Company has not been informed of any such acceleration of payment. As a result of the default, at December 26, 1998 the Loan Facility is classified as a current liability on the accompanying condensed consolidated balance sheet. As a result of the Bankruptcy filing, at March 27, 1999 the Loan Facility is classified as a liability subject to compromise in the accompanying condensed consolidated balance sheet.

The Company also decided on November 1, 1998 that the dividend consisting of 195,000 shares of common stock and $292,500 in cash due on the Series B Preferred Stock would not be declared or paid in accordance with the consent of the holders of its Series B Preferred Stock. Additionally, on February 1, 1999 the Company again decided that it would not declare the dividend consisting of 195,000 shares of common stock or pay a cash dividend on the Series B Preferred Stock in accordance with the consent of the holders of the Series B Preferred Stock.

The Company also decided in November 1998 that it would defer a $2.5 million interest payment on the TOPrS, due in accordance with the indenture underlying the TOPrS. Additionally, in February 1999, the Company decided to defer the next scheduled $2.5 million interest payment due on the TOPrS in accordance with the indenture governing the TOPrS.

As a result of the Bankruptcy filing, default provisions in the indenture underlying the TOPrS have been violated which have resulted in the holders of the TOPrS having the right, at their option, to demand acceleration of the $109.8 million due under the TOPrS agreement. The Company does not have sufficient resources to repay this obligation. The Company has not been informed of any such acceleration of payment. As a result of the default, at December 26, 1998 the TOPrS are classified as a current liability on the accompanying condensed consolidated balance sheet. As a result of the bankruptcy filing, at March 27, 1999 the TOPrS are classified as a liability subject to compromise on the accompanying condensed consolidated balance sheet.

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE B - Liquidity and Business Outlook (continued)
         -----------------------------------------

The Company, along with the Senior Notes Steering Committee and the TOPrS Steering Committee engaged in extensive negotiations regarding a restructuring of the Company's indebtedness and capital equity structure. These negotiations resulted in an agreement in principle regarding the terms of the Company's restructuring and the filing of the petition in the Bankruptcy Court on February 26, 1999. On March 25, 1999, the Company filed a Joint Plan of Reorganization (the "Joint Plan of Reorganization") and the Disclosure Statement related to such Joint Plan of Reorganization with the Bankruptcy Court. A hearing for approval of the Joint Plan of Reorganization and the Disclosure Statement has been set for May 10, 1999. If and when approval is obtained, ballots with respect to the Joint Plan of Reorganization in the form approved by the Bankruptcy Court will be circulated to those parties entitled to vote on it, and a confirmation hearing will be scheduled. The Joint Plan of Reorganization allows the Company to significantly reduce its existing debt, pay all trade creditors in full and, under the direction of its current management team, proceed with its publishing and entertainment operations. Under the Joint Plan of Reorganization as filed with the Bankruptcy Court (which is subject to approval), the restructuring of the Company's indebtedness and revised capital structure will be provided for as follows:

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

o The Golden Press Holdings, L.L.C. ("GPH") loan in the amount of $10.0 million will be converted into 5% of the Company's new common stock to be issued post recapitalization, prior to dilution.

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

There can be no assurance that the Joint Plan of Reorganization as filed with the Bankruptcy Court, or as it may be amended, will be confirmed by the Bankruptcy Court. If the Company is unable to obtain approval of its Joint Plan of Reorganization, the Company, its creditors and/or security holders may seek other alternatives for the Company, including the sale of the Company or parts thereof through an auction process.

The Debtors received approval from the Bankruptcy Court to pay in full satisfaction and on a timely basis, all undisputed pre-petition obligations to all of its current employees, including salaries, wages and benefits. Additionally, on March 25, 1999, the Bankruptcy Court gave final approval to a $55.0 million debtor-in-possession financing facility consisting of a $45.0 million credit facility and a $10.0 million term facility from The CIT Group (the "DIP Loan"). The DIP Loan is for an initial period of two years with annual renewals thereafter with interest rates ranging from the Prime Rate plus 1/8th of 1% to 5/8th of 1%. Additionally, the DIP Loan contains various financial covenants which the Company is required to maintain on a quarterly basis. The DIP Loan-term facility is secured by certain property, receivables and inventory of the Company. The Company utilized the proceeds from the DIP Loan to repay all outstanding amounts

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE B - Liquidity and Business Outlook (continued)
         -----------------------------------------

under the then existing Revolving Credit Facility (approximately $9.6 million) with the remainder anticipated to be utilized to fund operations during the pendency of the Chapter 11 proceedings.

As previously noted, the Company is currently operating its business under the supervision of the Bankruptcy Court and continuation of the Company as a going concern is contingent upon, among other things, the ability to gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court of the final Joint Plan of Reorganization, the ability to comply with its debtor-in-possession financing facility (the DIP Loan), resolution of various litigation against the Company and the Company's ability to return to profitability, generate sufficient cash from operations and obtain financing sources to meet its future obligations. In addition, the Company has experienced recurring operating losses, working capital deficiencies, negative operating cash flow and is currently in default under all of its debt agreements. Those matters raise substantial doubt about the Company's ability to continue as a going concern. In the event the Joint Plan of Reorganization is confirmed and consummated, continuation of the business thereafter is dependent on the Company's near-term ability to obtain adequate exit financing to meet cash flow obligations and medium-term ability to generate sufficient cash flow to meet its operational and financing requirements. Under the Joint Plan of Reorganization, the Company's ability to obtain exit financing is limited to $60.0 million as long as the new $87.0 million secured note is outstanding, and initially to $45.0 million.

In January 1999, the Company sold its Coffeyville Distribution Center for approximately $2.2 million, which resulted in a gain of approximately $1.5 million. Additionally, the Company sold its operating facility in Canada for approximately $1.9 million, which resulted in a gain of approximately $1.9 million. The Canadian operation relocated to a leased facility after the sale. Such gains of approximately $3.4 million were recorded in gain on sale of assets in the accompanying condensed consolidated statement of operations for the three months ended March 27, 1999.

In April 1999, the Company sold its Adult Publishing business for approximately $11.0 million, which resulted in a gain of approximately $2.0 million. Such gain has not been recorded in the Company's condensed consolidated statement of operations for the three months ended March 27, 1999. The Company has also announced its intention to sell the Sturtevant, WI facility.

The Company has filed its schedule of assets and liabilities and statements of financial affairs with the Bankruptcy Court and the Court has fixed May 26, 1999 as the deadline for certain creditors to file proofs of claim relating to claims arising prior to the commencement of the Bankruptcy filing.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE C - Liabilities Subject to Compromise and Reorganization Items
         ----------------------------------------------------------

Liabilities subject to compromise in the accompanying condensed consolidated balance sheet includes the following amounts at March 27, 1999:


Debt:
     Loan facility                                           $           10,000
     Senior notes                                                       150,000
     Guaranteed preferred beneficial interests in the
       Company's and Golden Books Publishing
       Company, Inc.'s Convertible Debentures                           109,795
                                                            --------------------
Total debt                                                              269,795
Other long-term liabilities (principally interest expense)               18,911
                                                            --------------------
Total long-term liabilities subject to compromise            $          288,706
                                                            ====================

SOP 90-7 requires that the Company record all transactions incurred as a result of the Bankruptcy filing separately as reorganization items. Accordingly, reorganization items included in the condensed consolidated statement of operations and comprehensive loss includes the following for the three months ended March 27, 1999 (in thousands):

            Professional fees                                $            2,007

            Interest income                                                (28)

            Financing costs                                               1,167
                                                            --------------------
                                                             $            3,146
                                                            ====================

In accordance with SOP 90-7, the accompanying condensed consolidated balance sheet includes approximately: (i) $15.4 million classified as accounts payable,
(ii) $.08 million classified as accrued compensation and fringe benefits, (iii) $12.2 million classified as other annual liabilities, (iv) $29.8 million classified as accumulated post-retirement benefit obligation and (v) $12.9 million classified as deferred compensation and other deferred liabilities. Such amounts consist of pre-petition obligations for which the Company has not yet received approval from the Bankruptcy Court to pay in full satisfaction on a timely basis. The Company also stopped recording interest expense related to its debt facilities currently classified as liabilities subject to compromise effective February 26, 1999 in accordance with the requirements of SOP 90-7.

NOTE D - Inventories
         -----------

Inventories consisted of the following (in thousands)
                                            March 27,         December 26,
                                              1999               1998
                                          (unaudited)
                                        ----------------    ----------------
Raw materials                            $   1,557           $   1,911
Work-in-process                              2,421               2,914
Finished goods                              22,215              24,993
Film library                                 3,250               3,250
                                        ----------------    ----------------
                                         $  29,443           $  33,068
                                        ================    ================

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE E - Debt
         ----

Senior Notes: The Company currently has outstanding $150.0 million principal amount of $7.65% Senior Notes due 2002 (the "Senior Notes"). Interest is payable semiannually on September 15th and March 15th. The Indenture contains certain provisions limiting subsidiary indebtedness, guarantees, liens and the payment of cash dividends on Preferred and Common Stock. On September 15, 1998, the Company announced that it was deferring, at its option, a $5.7 million interest payment on the Senior Notes due on such date for a 30-day grace period in accordance with the Indenture. Subsequently, on October 15, 1998, the Company announced that it would not pay the September 15th interest payment. As a result, the Company is in default under the Indenture and the holders of the Senior Notes have the right (i) to demand the entire $150.0 million principal amount of the Senior Notes and (ii) to foreclose on the collateral securing the Senior Notes. The Company does not have sufficient resources to repay this obligation. As a result of the default, at December 26, 1998, the Senior Notes are classified as a current liability on the condensed consolidated balance sheet. In accordance with SOP 90-7 and as a result of the Bankruptcy filing, the Company stopped recording interest expense related to the Senior Notes effective February 26, 1999 and at March 27, 1999 the Senior Notes have been classified as a liability subject to compromise on the accompanying condensed consolidation balance sheet. As described in Note B, under the terms of the Joint Plan of Reorganization, the Senior Notes will be converted into (i) a new secured note in the principal amount of $87.0 million, due 2004, with interest at the rate of 10%, if paid in cash, or, at the Company's option for the first three years, 13.5% payable in kind, and (ii) 42.5% of the Company's new common stock to be issued post recapitalization, prior to dilution. The note will be secured by the existing collateral already granted to the holders of the Senior Notes as well as certain additional collateral.

Revolving Credit Facility: On June 3, 1998, the Company entered into a $30.0 million three-year revolving credit facility with NationsCredit ("Revolving Credit Facility"). Borrowings under the facility bore interest at the prime rate. The Revolving Credit Facility was secured by certain receivables and inventory of Golden Books Publishing. As a result of entering into the Revolving Credit Facility, Golden Books Publishing amended the Indenture governing the Senior Notes to, among other things, (i) permit Golden Books Publishing to secure up to $30.0 million of borrowings and related obligations under the Revolving Credit Facility, (ii) grant to the holders of the Senior Notes a security interest in certain assets of Golden Books Publishing, (iii) add a guarantee from the Company and (iv) add additional covenants and amend certain existing covenants. As a result of the Company's failure to make the required interest payment under the Indenture governing the Senior Notes (see above), the Company was not in compliance with certain covenants under the Revolving Credit Facility. Accordingly, the lender at its option could have given notice that the amounts outstanding were immediate due and payable. As a result, at December 26, 1998 the Revolving Credit Facility was classified as a current liability on the condensed consolidated balance sheet. The Company did not have sufficient resources to repay this obligation. As described in Note B, on March 25, 1999, the Company entered into the DIP Loan, a $55.0 million, three-year revolving credit ($45.0 million) and term facility ($10.0 million) with The CIT Group. The revolving credit and term facilities are for an initial period of two years with annual renewals thereafter with interest rates ranging from the Prime Rate plus 1/8% of 1% to 5/8% of 1%. Additionally, the facility provided for various financial covenants which the Company is required to maintain on a quarterly basis. The revolving credit and term facilities are secured by certain receivables and inventory of the Company. The Company utilized a portion of the proceeds from the DIP Loan to repay all of the then outstanding amounts under the Company's Revolving Credit Facility of approximately $9.6 million. The Company currently has $10.0 million outstanding under the DIP Loan.

Loan Facility: On September 4, 1998, the Company entered into a $25.0 million loan facility with GP Holdings (the "Loan Facility"). The Loan Facility permits Golden Books Publishing to borrow at its option, but subject to certain conditions, up to $25.0 million. Borrowings under the Loan Facility are guaranteed by the Company and secured by certain assets. All outstanding amounts under the Loan Facility are due, together with accrued and unpaid interest, on September 9, 1999 or earlier under certain conditions, including if certain assets of the Company are sold. Interest is due monthly and is set at an initial rate of 5% per annum increasing to 7% in February 1999, but the payment of interest may be deferred at the Company's option until maturity. At March 27, 1999, the Company had outstanding borrowings under the Loan Facility totaling $10.0 million. Due to the Company's failure to make the September 15, 1998 interest payment on the Senior Notes, the Company is in default under the terms of the Loan Facility. Accordingly, the lender at its option may give notice that the amounts outstanding under the Loan Facility are immediately due and payable. The Company has not been informed of any such acceleration of payment. Due to the default, at December 26, 1998, the

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE E - Debt (continued)
         ---------------

Loan Facility was classified as a current liability on the condensed consolidated balance sheet. In accordance with SOP 90-7 and as a result of the Bankruptcy filing, the Company stopped recording interest expense related to the Loan Facility effective February 26, 1999 and at March 27, 1999 the Loan Facility has been classified as a liability subject to compromise in the accompanying condensed consolidated balance sheet. As described in Note B, under the Joint Plan of Reorganization, the Loan Facility in the amount of $10.0 million will be converted into 5% of the Company's new common stock to be issued post recapitalization, prior to dilution. Additionally, GPH will also waive and release the collateral extended to it with respect to the borrowings and will be relieved of its obligation to loan up to an additional $15.0 million to the Company.

NOTE F - Preferred Securities
         --------------------

During the eleven months ended December 28, 1996, the Company raised a total of $115.0 million through a private placement of Preferred Securities under Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Preferred Securities were issued by the Trust, a Delaware business trust financing vehicle. The Company owns all of the common securities of the Trust. The net proceeds of such offering, after commissions and expenses, were approximately $110.8 million. The Preferred Securities pay quarterly distributions at an annual distribution rate of 8 3/4% (subject to any deferral of interest payments on the Preferred Securities by the Company and Golden Books Publishing), had an aggregate liquidation preference of $115.0 million and are convertible at the option of their holders into Convertible Debentures, which are immediately convertible into Common Stock of the Company at an initial conversion price of $13.00 per share. In January 1999 certain holders of the Preferred Securities converted $5.2 million worth of Preferred Securities for 400,003 shares of the Company's Common Stock. At March 27, 1999 the Preferred Securities had a liquidation value of $109.8 million. The Convertible Debentures will mature August 20, 2016, and may be redeemed, in whole or in part, at anytime after the occurrence of a Tax Event or on an Investment Company Event. Effective January 10, 1997, the Company registered the resale of the Preferred Securities with the Securities and Exchange Commission.

The Company and its subsidiary, Golden Books Publishing, are joint and several obligors of the Preferred Securities and the Company has fully and unconditionally guaranteed the Trust's obligations under the Preferred Securities. Separate financial statements of Golden Books Publishing are not presented in their entirety as the separate financial statements would not be materially different from the consolidated financial statements of the Company. Summarized financial statements of Golden Books Publishing as of March 27, 1999 and for the three months ended March 27, 1999 and March 28, 1998 are as follows (in thousands):

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE F - Preferred Securities (continued)
         -------------------------------


                                                          March 27, 1999
                                                          ---------------

Current assets                                             $     95,066
Noncurrent assets                                               123,400
                                                          ---------------
     Total assets                                          $    218,466
                                                          ===============


Current liabilities                                        $    199,639
Noncurrent liabilities                                           47,964
Liabilities subject to compromise                               288,706
                                                          ---------------

     Total liabilities                                          536,309
Stockholders' deficit                                          (317,843)
                                                          ---------------
     Total Liabilities and Stockholders' Deficit           $    218,466
                                                          ===============


                                                                     Three Months Ended
                                                                 March 27,          March 28,
                                                                   1999               1998
                                                              ----------------  ----------------

Revenues                                                       $    34,769       $    46,534
Gross profit                                                        10,262            11,481
Reorganizational items                                               3,146                --
Loss before interest expense income, reorganizational
     items and (benefit) provision for income taxes                 (6,237)          (16,897)
Net loss                                                       $   (13,917)      $   (19,881)


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

On February 26, 1999, the Company filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. As a result, the holders of the Preferred Securities, at their option, can demand acceleration of the $115.0 million due under the Preferred Securities agreement. The Company does not have sufficient resources to repay this obligation. The Company has not been informed of any such acceleration of payment. As a result of the default, at December 26, 1999, the Preferred Securities are classified as a current liability on the accompanying condensed consolidated balance sheet. In accordance with SOP 90-7 and as a result of the Bankruptcy filing, the Company stopped recording interest expense related to the Preferred Securities effective February 26, 1999 and at March 27, 1999 the Preferred Securities have been classified as a liability subject to compromise on the accompanying condensed consolidated balance sheet. As described in Note B, under the terms of the Joint Plan of Reorganization as filed with the Bankruptcy Court (which is subject to approval), the Preferred Securities will be converted into 50% of the Company's new common stock to be issued post recapitalization, prior to dilution.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE G - Loss Per Common Share
         ---------------------

Loss per common share was computed as follows:


                                                                      Three Months Ended
                                                                 March 27,          March 28,
                                                                   1999               1998
                                                           -------------------   -------------------
                                                           (In thousands except for per share data)

Net Loss                                                    $   (11,296)          $   (20,872)
Preferred dividend requirements                                  (1,252)               (2,194)
                                                           -------------------   -------------------
Loss applicable to basic common stock                       $   (12,548)          $   (23,066)
                                                           ===================   ===================

Weighted average basic common shares outstanding                 28,167                27,077
                                                           ===================   ===================
Loss per basic common share                                 $    (0.45)           $    (0.85)
                                                           ===================   ===================


NOTE H - Contingencies
         -------------

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

In 1991 the EPA issued a unilateral administrative order (the "1991 Order") to the Company and four other PRPs, requiring the respondents to perform a remedial design and remedial action at the Hertel Landfill Superfund Site in Plattekill, New York (the "Site"). The Company did not agree to comply with the Order. EPA subsequently sued the

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE H - Contingencies (continued)
         ------------------------

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

In consideration of the aforementioned matters, the Company has recorded accruals in the "deferred compensation and other deferred liabilities" account of approximately $5.7 million in the condensed consolidated balance sheet.

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE H - Contingencies (continued)
         ------------------------

The Company's Common Stock was delisted from the NASDAQ National Market on February 17, 1999 for failure to meet continued listing standards. The Company's Common Stock is currently being quoted on the OTC bulletin board.

NOTE I - Industry Segments
         -----------------

The Company has been reporting results under three operating segments: Consumer Products, Entertainment and Commercial. The Company's Consumer Products Segment is engaged in the creation, publication, manufacturing, printing and marketing of story and picture books, coloring books and other activity books, interactive electronic books and games, and products for children as well as multimedia "entertainment" products. The Company's foreign operations within the Consumer Products Segment consists of a sales subsidiary in Canada and a small sales branch in the United Kingdom.

The Consumer Products segment includes the Company's children's and adult publishing divisions (the adult publishing division was sold in April 1999 -- See Note B). The Entertainment Segment includes the Company's extensive library of character-based family entertainment properties. The Entertainment Segment's library is comprised of copyrights, distribution rights, trademarks or licenses relating to characters, television programs and motion pictures, both animation and live action, and includes individual specials and multiple episode series. The Commercial segment provides printing, graphic, creative and distribution services and printing business. The Commercial segment makes use of excess capacity in the Consumer manufacturing facility and is operated to absorb fixed overhead costs of that operation and is not considered a core business segment of the Company.

The Company evaluates performance based on several factors, of which the primary measure is operating segment earnings before interest, taxes, depreciation and amortization ("EBITDA").

Information by industry segment is set forth below:


                                                 Three Months Ended
                                       March 27, 1999          March 28, 1998
                                   ----------------------   --------------------
                                                   (In millions)


Revenues:
     Consumer Products                $        29.0            $       36.2
     Entertainment                              3.8                     7.0
     Commercial                                 2.0                     3.3
                                   ----------------------   --------------------
               Total Revenues         $        34.8            $       46.5
                                   ======================   ====================
Gross Profit:
     Consumer Products                $         8.3            $        5.5
     Entertainment                              2.0                     4.0
     Commercial                                --                      --
                                   ----------------------   --------------------
               Total Gross Profit     $        10.3            $        9.5
                                   ======================   ====================
SG&A
     SG&A before transition costs     $        16.8            $       21.5
     Transition costs                          --                       4.2
                                   ----------------------   --------------------
               Total SG&A             $        16.8            $       25.7
                                   ======================   ====================

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE I - Industry Segments (continued)
         ----------------------------


                                                     Three Months Ended
                                              March 27, 1999     March 28, 1998
                                            ------------------ -----------------
                                                        (In millions)

EBITDA
   Gross profit                                $     10.3         $     9.5
   SG&A                                             (16.8)            (25.7)
   Gain on sale of assets                             3.4              --
   Reorganization items                              (3.1)             --
                                            ------------------ -----------------
   Operating loss                                    (6.2)            (16.2)
   Depreciation & amortization                        3.5               3.2
                                            ------------------ -----------------
      EBITDA                      $                  (2.7)        $   (13.0)
                                            ================== =================

Depreciation and Amortization:
   Consumer Products                         $        1.4         $     1.3
   Entertainment                                      1.2               1.2
   Commercial                                         0.1               0.1
   Corporate                                          0.8               0.6
                                            ------------------ -----------------
      Total Depreciation & Amortization    $          3.5         $     3.2
                                            ================== =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements as a result of many factors, including factors that may be beyond the Company's control. The Company is currently operating its business as debtor-in- possession under Chapter 11 and continuation of the Company as a going concern is contingent upon, among other things, the ability to gain approval of the requisite parties under the United States Bankruptcy Code and confirmation by the Bankruptcy Court of the Company's Joint Plan of Reorganization. In addition, the Company's continuation as a going concern is contingent upon its ability to comply with its debtor-in-possession financing facility, resolution of various litigations against the Company, the Company's ability to generate sufficient cash from operations and to obtain financing sources to meet its future obligations. If the Company's Joint Plan of Reorganization is confirmed and consummated, continuation of the Company's business thereafter is dependent, among other things, on the Company's near-term ability to obtain adequate financing to meet cash flow obligations and medium-term ability to generate sufficient cash flow to meet its operational and financing requirements. Other factors that may cause actual results of operations and future financial condition to differ from those expressed or implied in any forward-looking statements contained herein include loss of key licenses, adverse changes in relationships with key customers, the degree of acceptance of new product introductions, the level of product returns, changes in consumer preferences, such as the growth of computer-based products and consumer spending habits, competition from existing and potential competitors, pricing pressures, costs of labor and other costs and expenses, demographics and general economic conditions.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements contained herein or that may be made from time to time by or on behalf of the Company.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Golden Books Family Entertainment, Inc. and Subsidiaries (Debtor-In-Possession) (the "Company") as of March 27, 1999 and for the three months ended March 27, 1999 and March 28, 1998 and the related notes thereto.

Financial Condition, Liquidity and Capital Resources

As a result of incurring operating losses, working capital deficiencies and negative operating cash flows, the Company, in 1998, defaulted on its Senior Notes, its then outstanding NationsCredit Revolving Credit Facility, and other obligations.

After extensive negotiations with the Senior Notes Steering Committee and the Preferred Securities Steering Committee, the Company reached an agreement in principle with its major creditors, pursuant to which its existing long-term debt would be significantly reduced. In accordance with that agreement, the Company and two of its subsidiaries on February 26, 1999 filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. On March 25, 1999, the Debtors filed a Joint Plan of Reorganization and a Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code. A hearing for approval of the Joint Plan of Reorganization and the Disclosure Statement has been set for May 10, 1999. If and when approval is obtained, ballots with respect to the Joint Plan of Reorganization in the form approved by the Bankruptcy Court will be circulated to those parties entitled to vote on it and a confirmation hearing will be scheduled.

The Company's condensed consolidated financial statements as of and for the three months ended March 27, 1999 have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the filing of the petitions in the pre-negotiated Chapter 11 proceedings and circumstances relating to these events, such realization of assets and liquidation of liabilities is subject to significant uncertainty. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. An event or sale of the Company or parts thereof may necessitate a material write-down of assets, including goodwill associated with the Company's business.

The Joint Plan of Reorganization allows the Company to significantly reduce its existing debt, pay all trade creditors in full and, under the direction of its current management team, proceed with its publishing and entertainment operations. Under the Joint Plan of Reorganization as filed with the Bankruptcy Court on March 25, 1999 (and which is subject to approval), the restructuring of the Company's indebtedness and revised capital structure will be provided for as follows:

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

o The Preferred Securities Indebtedness will be converted into 50% of the Company's new common stock to be issued post recapitalization, prior to dilution.

o The Golden Press Holdings, L.L.C. loan in the amount of $10.0 million will be converted into 5% of the Company's new common stock to be issued post recapitalization, prior to dilution.

Existing preferred and common shareholders will surrender their stock in exchange for out-of-the money warrants to purchase 5% of the new Company's stock to be allocated two-thirds to the preferred and one-third to the common shareholders, to be issued post recapitalization, prior to dilution. The restructuring also provides for a management stock incentive program for an amount of common stock equal to 10% of the common stock issued on the effective date of the Joint Plan of Reorganization. Of that amount, one-half (5%) will be allocated to senior management upon the effective date with the balance being made available for other management personnel and for future grants. Additionally, on the effective date of the Joint Plan of Reorganization, Richard
E. Snyder's (the Company's current Chairman of the Board and Chief Executive Officer) employment agreement will be amended, as more fully described in the Disclosure Statement and the exhibits thereto, and Mr. Snyder will receive, in consideration of his surrendering certain claims and rights under his current employment arrangements, 2-1/2% of the Company's new common stock, among other things. The foregoing summary of the Joint Plan of Reorganization does not purport to be complete and is subject to the terms of the Joint Plan of Reorganization as filed with the Bankruptcy Court.

There can be no assurance that the Joint Plan of Reorganization as filed or amended will be confirmed by the Bankruptcy Court. If the Company is unable to obtain approval of its Joint Plan of Reorganization, the Company, its creditors and/or equity security holders may seek other alternatives for the Company, including the sale of the Company or parts thereof through an auction process.

The Bankruptcy Court has approved a $55 million debtor-in-possession financing facility consisting of a $45 million credit facility and a $10 million term facility from The CIT Group (the "DIP Loan"). The DIP Loan is for an initial period of two years with annual renewals thereafter with interest rates ranging from the Prime Rate plus 1/8th of 1% to 5/8th of 1%. Additionally, the DIP Loan contains various financial covenants which the Company is required to maintain on a quarterly basis. The DIP Loan is secured by certain receivables and inventory of the Company. The Company utilized the proceeds from the DIP Loan to repay all outstanding amounts under the then outstanding NationsCredit Revolving Credit Facility (approximately $9.6 million) with the remainder anticipated to be utilized to fund operations during the pendency of the Chapter 11 proceedings.

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

Assuming the Joint Plan of Reorganization is confirmed and consummated, the Company is expected to adopt "Fresh Start Accounting" in accordance with SOP 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7").

At March 27, 1999, working capital was approximately $23.9 million as compared to a working capital deficiency of approximately $(264.3) million at December 26, 1998. The increase in working capital is primarily attributable to the reclassification of the Company's debt facilities and accrued interest from current liabilities at December 26, 1998 to liabilities subject to compromise at March 27, 1999 in accordance with the requirements of SOP 90-7.

During 1999, the Company continued its disposition of non-core assets with the sale of its Coffeyville Distribution Center for approximately $2.2 million, which resulted in a gain of approximately $1.5 million. Additionally, the Company sold its operating facility in Canada for approximately $1.9 million, which resulted in a gain of approximately $1.9 million. The Canadian operation relocated to a leased facility after the sale. Such gains of approximately $3.4 million were recorded in gain on sale of assets in the Company's condensed consolidated statement of operations and comprehensive loss for the three months ended March 27, 1999.

In April 1999, the Company sold its Adult Publishing business for approximately $11.0 million, which resulted in a gain of approximately $2.0 million. Such gain has not been recorded in the Company's condensed consolidated statement of operations for the three months ended March 27, 1999. The Company also announced its intention to sell the Sturtevant, WI facility.

Cash Flow for the three months ended March 27, 1999 utilized cash of approximately $6.6 million compared to cash utilized of approximately $27.3 million for the three months ended March 28, 1998. The increase in cash flow is attributable to the Company's improved operating results and the proceeds from the sale of assets, which was partially offset by the repayment of outstanding amounts under the Revolving Credit Facility. Additionally, the three months ended March 28, 1998 included payments of approximately $6.4 million for property, plant and equipment attributable to the Sturtevant facility. Acquisitions of property, plant and equipment were approximately $0.5 million during the three months ended March 27, 1999. Additions to the Company's film library were approximately $0.4 million during the three months ended March 27, 1999 as compared to approximately $0.2 million during the three months ended March 28, 1998.

Three months ended March 27, 1999 compared to three months ended March 28, 1998

The Company has been reporting results under three operating segments the: (i) Consumer Products, (ii) Entertainment, and (iii) Commercial Products Segments. The Consumer Products Segment includes the Children's and Adult Publishing Divisions (the Adult Publishing division was sold in April 1999 -- see above). The Entertainment Segment includes the Company's extensive library of character-based family entertainment properties. The Entertainment Segment's library is composed of copyrights, distribution rights, trademark or licenses relating to characters, television programs and motion pictures, both animation and live action, and includes individual specials and multiple episodes view. The Commercial Products Segment provides printing, graphic, creative and distribution services and printing business. The Commercial Products Segment makes use of excess capacity in the Consumer manufacturing facility and is operated to absorb fixed overhead costs of that operation. The Commercial Products Segment is not considered to be a core business of the Company.

Revenues

Total revenues for the three months ended March 27, 1999 decreased $11.7 million (25.2%) to $34.8 million compared to $46.5 million for the three months ended March 28, 1998. Revenues decreased in all three of the Company's operating segments due to the factors described below. The Company believes that the overall revenue decline is partially attributable to the impact of the February 26, 1999 Bankruptcy filing.

Consumer Products revenues decreased $7.2 million (19.9%) to $29.0 million for the three months ended March 27, 1999 compared to $36.2 million for the three months ended March 28, 1998. Children's Publishing revenues decreased $8.3 million to $25.6 million for the three months ended March 27, 1999 compared to $33.9 million for the three months ended March 28, 1998. This decrease was partially offset by a $1 million improvement in Adult Publishing revenues for the same time period (the Adult Publishing business was sold in April 1999). The decline in Children's Publishing revenue is mainly attributable to the Company's strategic focus on changing the product mix towards more profitable product. Additionally, the Company experienced decreases in sales related to key license products, reduced purchases by certain mass retailers (Target, Toys R Us, and Caldor) and an overall decrease in the bookclub business. These decreases were partially offset by a price increase on certain product lines in January 1999.

Entertainment revenues decreased $3.2 million (45.7%) to $3.8 million for the three months ended March 27, 1999 compared to $7.0 million for the three months ended March 28, 1998. The decline is mainly attributable to a: (i) $2.2 million decrease in television related revenues as the three months ended March 28, 1998 included significant revenues for a multi-year contract for the USA broadcasting rights for Lassie; and (ii) $1.7 million decline in Home

Video revenues resulting from the timing of the recognition of revenues on the sale of Christmas Classic videos. These declines were partially offset by improved merchandising sales.

Commercial Products revenues decreased $1.3 million (39.4%) to $2.0 million for the three months ended March 27, 1999 compared to $3.3 million for the three months ended March 28, 1998.

Gross Profit

Total gross profit increased $0.8 million (8.4%) to $10.3 million for the three months ended March 27, 1999, from $9.5 million for the three months ended March 28, 1998. As a percentage of revenues, total gross profit margin increased to 29.6% for the three months ended March 27, 1999 from 20.4% for the three months ended March 28, 1998. The increase was primarily attributable to improved gross profit margins in the Consumer Products Segment, partially offset by gross profit margins in the Entertainment Segment as more fully described below.

Consumer Products gross profit increased $2.8 million (50.9%) to $8.3 million for the three months ended March 27, 1999, compared to $5.5 million for the three months ended March 28, 1998. As a percentage of revenues, Consumer Products gross profit margin increased to 28.6% for the three months ended March 27, 1999 from 15.2% for the three months ended March 28, 1998. The improvement in gross profit margin was primarily attributable to a change in the product mix toward more profitable formats, a price increase in January 1999, and reduced manufacturing and pre-production costs. This improvement was partially offset by unfavorable capacity utilization in the Sturtevant Manufacturing facility.

Entertainment gross profit decreased $2.0 million (50%) to $2.0 million for the three months ended March 27, 1999 compared to $4.0 million for the three months ended March 28, 1998. As a percentage of revenues, the gross profit margin decreased to 52.6% for the three months ended March 27, 1999 compared to 57.1% for the three months ended March 28, 1998. This decrease resulted primarily from reduced sales (see above) and lower margins on select video products sold during the three months ended March 27, 1999.

The Commercial Products segment utilizes the Company's manufacturing facility and third-party manufacturers to provide printing, graphic and distribution services to both the Company and third parties. Commercial cost of sales approximates revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $8.9 million to $16.8 million for the three months ended March 27, 1999 compared to $25.7 million (including one-time transition costs of $4.2 million) for the three months ended March 28, 1998. This decrease is primarily a result of various management initiatives that have streamlined operations and reduced overhead costs.

Gain on Sale of Assets

Gain on sale of assets of $3.4 million includes the sale of the Company's Coffeyville Distribution Center for approximately $2.2 million, which resulted in a gain of approximately $1.5 million, and the sale of the Company's operating facility in Canada for approximately $1.9 million, which resulted in a gain of approximately $1.9 million.

Reorganization Items

Reorganization items related to the Chapter 11 proceedings of $3.1 million includes $2.0 million in professional fees and $1.2 million in financing costs primarily related to the DIP Loan, partially offset by interest income.

Interest Expense, Net

Interest income for the three months ended March 27, 1999 decreased $0.6 million to $0.1 million from $0.7 million for the three months ended March 28, 1998. The decrease in interest income was attributable to lower cash and cash equivalent balances throughout the period.

Interest expense (including the distributions on the guaranteed preferred beneficial interest in the Company's and Golden Books Publishing's Convertible Debentures, for the three months ended March 27, 1999 decreased by $0.9 million to $4.6 million, as compared to $5.5 million for the three months ended March 28, 1998. The Company stopped recording interest expense relating to its debt facilities effective February 26, 1999 in accordance with the requirements of

SOP 90-7. Total average outstanding debt (including the Preferred Securities) was $194.5 million for the three months ended March 27, 1999.

Income Tax

The provision for income taxes was $0.5 million for the three months ended March 27, 1999 compared to a benefit of $(.05 million) for the three months ended March 28, 1998. The increase in the provision for income taxes for the three months ended March 27, 1999 relates primarily to gains recognized on certain asset dispositions in Canada, where the Company files separate tax returns.

Net Loss

The net loss for the three months ended March 27, 1999 was $(11.3) million, or $(0.43) per basic common share, compared to a net loss of $(20.9) million, or $(0.85) per basic common share, for the three months ended March 28, 1998. The decrease in net loss is attributable to the facts described above.

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

Excluding normal system upgrades, the Company estimates that total costs for conversion and testing of new or modified IT systems and applications will aggregate approximately $2.0 million to $2.4 million of which an aggregate of $0.5 million had been incurred to date. Total conversion and testing costs through fiscal 1999 are estimated at $1.9 million.

NON-IT SYSTEMS AND EQUIPMENT. The principal non-IT systems and equipment of the Company which utilizes embedded technology affected by Y2K issues include: security systems, elevator systems, HVAC, phone systems, business machines, printing press equipment and distribution systems. The Company has completed the Assessment of its principal non-IT equipment and has begun remediation. The Company anticipates the Remediation phase related to these principal systems should be substantially completed by the end of May 1999 and that the Testing, Contingency Planning and Implementation phases should be substantially completed by the end of June, 1999. The Company estimates that total costs for modifying or replacing new systems and equipment in this area will be approximately $0.5 million. Total modification and replacement costs through fiscal 1999 are estimated at $.45 million.

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

Substantially all of the Company's principal suppliers have reported that they have initiated Year 2000 programs. The Company will seek updates from these parties to attempt to ascertain the adequacy of their programs as it relates to the Company including personal contact interviews for those mission critical suppliers. The Company expects to have completed these updates by May 1999. The Company anticipates that it will develop contingency plans with respect to its principal third party suppliers by the end of July 1999. Costs to the Company in this area, excluding costs due to unanticipated third party Year 2000 problems, will principally consist of internal staff costs, which are not expected to be material.

Including the costs set forth above, the Company estimates that total program costs for implementing its Year 2000 program will be $2.5 million to $2.9 million, of which total program costs to date have been $0.6 million. Total program costs through fiscal 1999 are estimated at $2.2 million to $2.4 million. These costs include costs related to the matters above, as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the Company for the Year 2000. The costs do not include internal staff costs incurred or to be incurred in connection with the implementation of the program. Costs are expected to be expensed as incurred, and cash generated from the Company's operations or borrowings under its credit agreements will fund such costs. The above-stated amounts have been budgeted for the appropriate fiscal years. Projected Year 2000 costs for fiscal 1999 comprise approximately 15% to 20% of the Company's IT budget for that period. Based on the current progress of the Company's Year 2000 program, the Company anticipates its Year 2000 program to be substantially completed by September 30, 1999. As a result of the Company's Year 2000 program, it is anticipated that there may be delays in other new and continuing IT projects, although diligence is being put forth to allow for concurrent development where possible. However, no material adverse affect is expected from any delays, as the Company has procedures in place to ensure that critical projects will be handled in a timely manner. The cost of the Company's Year 2000 program and the dates provided herein are based on management's best estimates, which were derived utilizing numerous assumptions of future events, many of which are beyond the Company's control.

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

PART II  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            See Note I

ITEM 3.     DEFAULT UPON SENIOR NOTES

            See Note B

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K [to be updated]

                  (a)      Exhibits:

Exhibit Number    Description
--------------    -----------

2.1 Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated March 25, 1999 (Incorporated by reference to Exhibit 2.1 of the Company's 10-K for the period ending December 26, 1998).

2.2 Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code for the Joint Plan of Reorganization of the Debtors, dated March 25, 1999. (Incorporated by reference to Exhibit 2.2 of the Company's 10-K for the period ending December 26, 1998).

10.2 Revolving Credit and Term Loan Agreement, dated March 11, 1999 (Incorporated by reference to Exhibit 10.1 of the Company's 8-K dated March 2, 1999). Asset Purchase Agreement for Sale of Adult Division (Incorporated by reference to Exhibit 10.2 of the Company's 8-K dated March 2, 1999).

27.1 Financial Data Schedule

                  (b)    Reports on Form 8-K:
                         Report dated February 24, 1999
                         Report dated March 2, 1999

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                   GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.




May 10, 1999                   /s/  Richard E. Snyder
                               -------------------------------------------------
                                    Richard E. Snyder
                                    Chairman of the Board, President and
                                    Chief Executive Officer



May 10, 1999                   /s/  Colin Finkelstein
                               -------------------------------------------------
                                    Colin Finkelstein
                                    Chief Financial Officer
                                    [principal financial and accounting officer]