Form 10-Q
period 1999-06-26
GOLDEN BOOKS FAMILY ENTERTAINMENT INC
filed 1999-08-09
CIK 790706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 1999

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

Common stock, par value $.01 per share: 28,299,434 shares outstanding as of August 9, 1999.

                    GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.
                             (DEBTOR-IN-POSSESSION)


                               TABLE OF CONTENTS

                                                                         Page
                                                                        Number

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets--                         3
               June 26, 1999 (Unaudited) and December 26, 1998

           Condensed Consolidated Statements of Operations and
               Comprehensive Loss--                                        5
               for the three months ended June 26, 1999 and June 27, 1998 (Unaudited)

           Condensed   Consolidated    Statements   of   Operations   and  6
               Comprehensive Loss-- for the six months ended June 26, 1999 and June 27, 1998 (Unaudited)

           Condensed Consolidated Statements of Cash Flows--                7
               for the six months ended June 26, 1999 and June 27, 1998 (Unaudited)

           Notes to Condensed Consolidated Financial Statements(Unaudited)  9

Item 2.    Management's Discussion and Analysis of                         21
               Financial Condition and Results of Operations

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                               30

Item 3.    Default Upon Senior Securities                                  30

Item 6.    Exhibits and reports on Form 8-K                                30

SIGNATURES                                                                 31

PART I.      FINANCIAL INFORMATION
ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

------------------------------------------------------------------------------


ASSETS
                                                      June 26,    December 26,
                                                        1999        1998
                                                    ------------  -----------
                                                     (unaudited)
CURRENT ASSETS
    Cash and cash equivalents                       $       8,158      $15,330
    Accounts receivable, net                               24,879       41,411
    Inventories                                            28,942       33,068
    Royalty advances                                       12,934       17,198
    Other current assets                                   20,721       17,946
                                                    ------------- ------------

    Total current assets                                   95,634      124,953
                                                    ------------- ------------

OTHER ASSETS
    Accounts receivable-- long term                         3,453        4,127
    Other noncurrent assets                                 8,580       10,667
                                                    ------------- ------------

    Total other assets                                     12,033       14,794
                                                    ------------- ------------

PROPERTY, PLANT AND EQUIPMENT, net
of accumulated depreciation and
amortization of $39,334 at
June 26, 1999 and $37,946 at
December 26, 1998                                          27,954       29,955

FILM LIBRARY, net of accumulated
amortization of $9,592 at June 26, 1999
and $7,849 at December 26, 1998                            54,924       55,858

GOODWILL, net of accumulated
amortization of $3,448 at
June 26, 1999 and $2,805
at December 26, 1998                                       28,747       29,391
                                                     ------------ ------------

TOTAL ASSETS                                             $219,292     $254,951
                                                     ============ ============

                      See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)


CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' DEFICIT
>
                                                                               June 26, December 26,
                                                                                1999       1998
                                                                                ----        ----
                                                                            (unaudited)

CURRENT LIABILITIES
  Accounts payable                                                         $      24,979   $   26,002
  Accrued compensation and fringe benefits                                         5,051        4,977
  Revolving credit facility                                                          ---       21,637
  DIP loan                                                                         7,500        ---
  Loan facility                                                                      ---       10,000
  Long term debt in default                                                          ---      150,000
  Guaranteed preferred beneficial interests in the Company's and
   Golden Books Publishing Company, Inc.'s Convertible
   Debentures                                                                        ---      115,000
  Other current liabilities                                                       39,485       61,634
                                                                           -------------  -----------

  Total current liabilities                                                       77,015      389,250
                                                                           -------------  -----------

NONCURRENT LIABILITIES
  Accumulated post-retirement benefit obligation                                  29,859       29,609
  Deferred compensation and other deferred liabilities                            29,465       25,173
  Liabilities subject to compromise                                              288,706        ---
                                                                           ------------- ------------
   Total noncurrent liabilities                                                  348,030       54,782
                                                                           ------------- ------------

STOCKHOLDERS' DEFICIT:
  Convertible Preferred Stock - Series B, 13,000 shares authorized,               65,000       65,000
   no par value, 13,000 shares issued and outstanding;
   Common Stock, $.01 par value, 60,000,000 shares authorized,                       283          279
     28,299,434 and 27,899,047 shares issued as of
     June 26, 1999 and December 26, 1998, respectively
  Additional paid in capital                                                     132,034      128,956
  Accumulated deficit                                                           (399,286)    (379,390)
  Accumulated other comprehensive loss                                              (962)      (1,104)
                                                                           ------------- ------------
                                                                                 202,931)    (186,259)
  Less cost of common stock in treasury - 208,800 shares                           2,822        2,822
                                                                           ------------- ------------
  Total common stockholders' deficit                                            (205,753)    (189,081)
                                                                           ------------- ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $     219,292 $    254,951
                                                                           ============= ============

                      See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except for Per Share Data)
--------------------------------------------------------------------------------

                                                                              Three Months Ended
                                                                           June 26, 1999June 27, 1999
                                                                           ------------- ------------

REVENUES                                                                         $31,855      $43,145
                                                                           ------------- ------------
COSTS AND EXPENSES:
      Cost of sales                                                               21,939       41,832
      Selling, general and administrative                                         17,996       26,996
      Gain on sale of assets                                                      (2,026)         ---
                                                                           ------------- ------------
      Total costs and expenses                                                    37,909       68,828
                                                                           ------------- ------------
LOSS BEFORE REORGANIZATION ITEMS, DISTRIBUTIONS ON
      GUARANTEED PREFERRED BENEFICIAL INTERESTS IN
      THE COMPANY'S AND GOLDEN BOOKS PUBLISHING
      COMPANY, INC.'S CONVERTIBLE DEBENTURES,
      INTEREST INCOME, INTEREST EXPENSE AND
      PROVISION (BENEFIT) FOR INCOME TAXES                                        (6,054)     (25,683)

REORGANIZATION ITEMS                                                               2,205          ---

DISTRIBUTIONS ON GUARANTEED PREFERRED BENEFICIAL
      INTERESTS IN THE COMPANY'S AND GOLDEN BOOKS
      PUBLISHING COMPANY, INC.'S CONVERTIBLE
      DEBENTURES (Contractual distributions of $2,402 for the three
      months ended June 26, 1999)                                                    ---        2,516

INTEREST INCOME                                                                      (30)        (354)

INTEREST EXPENSE (Contractual interest expense of $3,415 for the
three months ended June 26, 1999)                                                    336        3,004
                                                                           ------------- ------------
LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                                  (8,565)     (30,849)

PROVISION (BENEFIT) FOR INCOME TAXES                                                  35         (207)
                                                                           ------------- ------------
NET LOSS                                                                             ---      (30,642)

OTHER COMPREHENSIVE LOSS:
      FOREIGN CURRENCY TRANSLATION                                                (8,600)        (233)
                                                                           ------------- ------------
COMPREHENSIVE LOSS                                                               $(8,600)    $(30,875)
                                                                           ============= ============
NET LOSS PER BASIC COMMON SHARE                                                 $  (0.30)   $   (1.21)
                                                                           ============= ============



                      See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except for Per Share Data)
--------------------------------------------------------------------------------

                                                                                Six Months Ended
                                                                                ----------------
                                                                              June 26,     June 27,
                                                                               1999         1998
                                                                           ------------- ------------
                                                                                    (unaudited)

REVENUES                                                                         $66,624      $89,679
                                                                           ------------- ------------
COSTS AND EXPENSES:
      Cost of sales                                                               46,446       78,807
      Selling, general and administrative                                         34,752       52,691
      Gain on sale of assets                                                      (5,391)         ---
                                                                           ------------- ------------
      Total costs and expenses                                                    75,807      131,498
                                                                           ------------- ------------

LOSS BEFORE REORGANIZATION ITEMS, DISTRIBUTIONS
      ON GUARANTEED PREFERRED BENEFICIAL
      INTERESTS IN THE COMPANY'S AND GOLDEN BOOKS
      PUBLISHING COMPANY, INC.'S CONVERTIBLE
      DEBENTURES, INTEREST INCOME, INTEREST EXPENSE
      AND PROVISION (BENEFIT) FOR INCOME TAXES                                    (9,183)     (41,819)

REORGANIZATION ITEMS                                                               5,351          ---

DISTRIBUTIONS ON GUARANTEED PREFERRED
      BENEFICIAL INTERESTS IN THE COMPANY'S AND
      GOLDEN BOOKS PUBLISHING COMPANY, INC.'S
      CONVERTIBLE DEBENTURES (Contractual distributions of
      $4,863 for the six months ended June 26, 1999)                               1,628        5,032

INTEREST INCOME                                                                     (179)      (1,025)

INTEREST EXPENSE (Contractual interest expense of $7,455 for the
six months ended June 26, 1999)                                                    3,356        5,944
                                                                           ------------- ------------
LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                                 (19,339)     (51,770)

PROVISION (BENEFIT) FOR INCOME TAXES                                                 557         (257)
                                                                           ------------- ------------
NET LOSS                                                                         (19,896)     (51,513)

OTHER COMPREHENSIVE INCOME (LOSS):
      FOREIGN CURRENCY TRANSLATION                                                   142         (159)
                                                                           ------------- ------------

COMPREHENSIVE LOSS                                                              $(19,754)    $(51,672)
                                                                           ============= ============
NET LOSS PER BASIC COMMON SHARE                                                 $  (0.75)    $  (2.06)
                                                                           ============= ============


                      See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
--------------------------------------------------------------------------------

                                                                                 Six Months Ended
                                                                                 ----------------
                                                                           June 26, 1999  June 27, 1998
                                                                           -------------   ------------
                                                                                  (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                   $(19,896)    $(51,513)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation and amortization                                                 6,776        6,177
     Non-cash interest expense                                                       337          214
     Reorganization items                                                          5,351           --
     Gains on sales of assets                                                     (5,391)        (492)
     Provision for losses on accounts receivable                                     229          232
     Other non-cash                                                                   --          790
     Changes in assets and liabilities:
        Decrease in accounts receivable                                           15,357       10,855
        Decrease (increase) in inventories                                         2,916       (2,660)
        Increase in royalty advances                                              (2,296)      (2,706)
        (Increase) decrease in other current assets                               (2,519)          13
        Decrease in accounts payable                                              (1,023)      (2,023)
        Increase (decrease) in accrued compensation and fringe benefits               74         (643)
        Other assets and liabilities                                                 842         (510)
                                                                           ------------- ------------
     Net cash provided by (used in) operating activities before
        reorganization items                                                         757      (42,266)
     Reorganization items                                                         (5,351)          --
                                                                           ------------- ------------
     Net cash used in operating activities                                        (4,594)     (42,266)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property, plant and equipment                                (1,207)      (9,330)
     Additions to film library                                                      (575)      (2,494)
     Proceeds from sales of assets                                                11,462          655
     Deposits and other                                                            1,737           --
                                                                           ------------- ------------
     Net cash provided by (used in) investing activities                          11,417      (11,169)


                      See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)
--------------------------------------------------------------------------------

                                                                                 Six Months Ended
                                                                                 ----------------
                                                                             June 29,      June 27,
                                                                               1999          1998
                                                                           ------------  ------------
                                                                                   (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock transactions                                                        --          222
     (Repayment) borrowings of Revolving Credit Facility                         (21,637)      12,618
     Borrowings under DIP loan (post petition)                                    10,000           --
     Repayments under DIP loan (post petition)                                    (2,500)          --
                                                                           ------------- ------------
     Net cash (used in) provided by financing activities                         (14,137)      12,840

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              142         (159)
                                                                           ------------- ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (7,172)     (40,754)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    15,330       57,411
                                                                           ------------- ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $     8,158 $     16,657

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
     Interest expense, including interest and distributions on
     Guaranteed Preferred Beneficial Interests in the Company's
     and Golden Books Publishing Company, Inc.'s Convertible Debentures      $     1,020 $     10,774
                                                                           ============= ============
     Income taxes, net of refunds received                                   $       459 $         15
                                                                           ============= ============
     Non-cash activity:
     Stock conversion on Guaranteed Preferred Beneficial Interests in the
        Company's and Golden Books Publishing Company, Inc.'s Convertible
        Debentures                                                           $     5,205 $         --
                                                                           ============= ============


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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)


--------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - Basis of Presentation
         ---------------------

Financial accounting and reporting during a Chapter 11 proceeding (See Note B, below) is prescribed in Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, certain pre-petition liabilities, which may be subject to settlement, have been classified as liabilities subject to compromise in the accompanying condensed consolidated balance sheet at June 26, 1999. SOP 90-7 also requires that the Company record all transactions incurred as a result of the Bankruptcy filing separately as reorganization items on the condensed consolidated statement of operations and comprehensive loss for the three and the six month periods ended June 26, 1999.


The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filings (See Note B, below) and circumstances relating to these events, such realization of assets and liquidation of liabilities is subject to significant uncertainty. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Certain events including a sale of the Company or parts thereof may necessitate a material write down of assets, including goodwill associated with the Company's businesses. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Golden Books Family Entertainment, Inc. and Subsidiaries (the "Company") as of June 26, 1999 and the results of operations and cash flows for the three and six month periods ended June 26, 1999 and June 27, 1998. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company contained in the Company's Form 10-K for the year ended December 26, 1998.

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE B - Liquidity and Business Outlook
         ------------------------------

The Company experienced liquidity difficulties as a result of operating losses, working capital deficiencies and negative operating cash flows. These difficulties hampered the Company's ability to fund day-to-day operations. As a result, on February 26, 1999 the Company, as well as Golden Books Publishing and Golden Books Home Video, Inc. (collectively, the "Debtors"), filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code"). The petitions were filed in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Debtors are continuing to operate their business and hold their assets as debtors-in-possession. No trustee has been appointed. See Footnote 2 to the consolidated financial statements of the Company contained in the Company's Form 10-K for the year ended December 26, 1998 for a description of the events leading to the Bankruptcy filing.

As a result of incurring operating losses, working capital deficiencies and negative operating cash flows, the Company, in 1998, defaulted on its Senior Notes (as defined, see Note E), its then outstanding NationsCredit Revolving Credit Facility (as defined, see Note E), and other obligations.

As a result of defaults, at December 26, 1998 the Senior Notes (as defined, see Note E) are classified as a current liability on the accompanying condensed consolidated balance sheet. As a result of the Bankruptcy filing, at June 26, 1999 the Senior Notes are classified as a liability subject to compromise on the accompanying condensed consolidated balance sheet. Also as a result of defaults, the Company's Revolving Credit Facility with NationsCredit (as defined, see Note
E) is classified as a current liability at December 26, 1998 on the accompanying condensed consolidated balance sheet. The Company utilized the proceeds from the DIP Loan (as defined) to repay all outstanding amounts under the Revolving Credit Facility (see below for additional information). Further, as a result of defaults, at December 26, 1998 the Loan Facility (as defined, see Note E) is classified as a current liability on the accompanying condensed consolidated balance sheet. As a result of the Bankruptcy filing, at June 26, 1999 the Loan Facility is classified as a liability subject to compromise in the accompanying condensed consolidated balance sheet.

The Company decided not to make a $5.7 million interest payment on the Senior Notes due in September 1998. As a result of the Bankruptcy filing, the Company has not paid a $5.7 million interest payment on the Senior Notes due in March 1999. The Company decided not to pay the cash and stock dividends due on the Series B Preferred Stock in November 1998 and in February 1999. As a result of the Bankruptcy filing, the Company has not paid dividends due in May and August 1999 on the Series B Preferred Stock. The Company also decided not to pay interest on the TOPrS, due in accordance with the indenture underlying the TOPrS, in November 1998 and in February 1999. As a result of the Bankruptcy filing, the Company has not paid interest due on the TOPrS in May and August 1999.

As a result of the Bankruptcy filing, default provisions in the indenture underlying the TOPrS have been violated. At December 26, 1998 the TOPrS are classified as a current liability on the accompanying condensed consolidated balance sheet and at June 26, 1999 the TOPrS are classified as a liability subject to compromise on the accompanying condensed consolidated balance sheet.

As a result of the Company's failure to make interest payments on the Senior Notes, a steering committee representing certain holders of the Senior Notes (the "Senior Notes Steering Committee") was established. Additionally, as a result of the Company's failure to make interest payments due on the TOPrS, a steering committee representing certain holders of the TOPrS (the "TOPrS Steering Committee") was established.

The Company, along with the Senior Notes Steering Committee and the TOPrS Steering Committee engaged in extensive negotiations regarding a restructuring of the Company's indebtedness and capital equity structure. These negotiations resulted in an agreement in principle regarding the terms of the Company's restructuring and the filing of the petition in the Bankruptcy Court on February 26, 1999. On March 25, 1999, the Company filed a Joint Plan of Reorganization and the Disclosure Statement related to such Joint Plan of Reorganization. On May 13, 1999, the Bankruptcy Court approved an amended Joint Plan of Reorganization (the "Joint Plan of Reorganization") and an amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code. Ballots with respect to the Joint Plan of Reorganization in the form approved by the Bankruptcy Court have

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE B - Liquidity and Business Outlook (continued)
         ------------------------------

been circulated to those parties entitled to vote on it and a confirmation hearing is scheduled for September 1, 1999. The Joint Plan of Reorganization allows the Company to significantly reduce its existing debt, pay all trade creditors in full and, under the direction of its current management team, proceed with its publishing and entertainment operations. Under the Joint Plan of Reorganization, the restructuring of the Company's indebtedness and revised capital structure will be provided for as follows:

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

There can be no assurance that the Joint Plan of Reorganization as approved by the Bankruptcy Court, or as it may be amended, will be confirmed by the Bankruptcy Court. If the Company is unable to obtain approval of its Joint Plan of Reorganization, the Company, its creditors and/or security holders may seek other alternatives for the Company, including the sale of the Company or parts thereof through an auction process.

The Debtors received approval from the Bankruptcy Court to pay in full satisfaction and on a timely basis, all undisputed pre- petition obligations to all of its current employees, including salaries, wages and benefits. Additionally, on March 25, 1999, the Bankruptcy Court gave final approval to a $55.0 million debtor-in-possession financing facility consisting of a $45.0 million credit facility and a $10.0 million term facility from The CIT Group (the "DIP Loan"). The DIP Loan is for an initial period of two years with annual renewals thereafter with interest rates ranging from the Prime Rate plus 1/8th of 1% to 5/8th of 1%. Additionally, the DIP Loan contains various financial covenants that the Company is required to maintain on a quarterly basis. The DIP Loan-term facility is secured by certain property, receivables and inventory of the Company. The Company utilized the proceeds from the DIP Loan to repay all outstanding amounts under the then existing Revolving Credit Facility (approximately $9.6 million) with the remainder available to fund operations during the pendency of the Chapter 11 proceedings.

As previously noted, the Company is currently operating its business under the supervision of the Bankruptcy Court and continuation of the Company as a going concern is contingent upon, among other things, the ability to gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court of the final Joint Plan of Reorganization, the ability to comply with the DIP Loan and its ability to consummate the final Joint Plan of Reorganization. Consummation of the Joint Plan of Reorganization will require the Company to resolve certain material claims, to obtain exit financing and to complete negotiations regarding the terms of the indenture governing the new $87.0 million secured note. Under the Joint Plan

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE B - Liquidity and Business Outlook (continued)
         ------------------------------

of Reorganization, exit financing is limited to $60.0 million as long as the new $87.0 million secured note is outstanding, and initially to $45.0 million. The Company is negotiating terms of such exit financing for up to $60.0 million. The Company has experienced recurring operating losses, working capital deficiencies, negative operating cash flow and is currently in default under all of its debt agreements. Those matters raise substantial doubt about the Company's ability to continue as a going concern. In the event the Joint Plan of Reorganization is confirmed and consummated, continuation of the Company as a going concern is contingent on the Company's ability to return to profitability and to generate sufficient cash flow to meet its operational and financing requirements.

In January 1999, the Company sold its Coffeyville Distribution Center for approximately $2.2 million, which resulted in a gain of approximately $1.5 million. Additionally, the Company sold its operating facility in Canada for approximately $1.9 million, which resulted in a gain of approximately $1.9 million. The Canadian operation relocated to a leased facility after the sale. Such gains of approximately $3.4 million were recorded as a gain on sale of assets in the accompanying condensed consolidated statement of operations for the six month period ended June 26, 1999.

In April 1999, the Company sold its Adult Publishing business for approximately $11.0 million, which resulted in a gain of approximately $2.0 million. Such gain has been recorded in the Company's condensed consolidated statement of operations for the three and six month period ended June 26, 1999. The Company has entered into a Letter of Intent to sell its Sturtevant, WI manufacturing facility subject to the negotiation of a formal agreement and the satisfaction of other substantial conditions.

The deadline fixed by the Bankruptcy Court for the filing of proofs of claim relating to claims arising prior to the commencement of the Bankruptcy filing has passed. The Company is in the process of analyzing the proofs of claim that were filed.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE C - Liabilities Subject to Compromise and Reorganization Items
         ----------------------------------------------------------

Liabilities subject to compromise in the accompanying condensed consolidated balance sheet includes the following amounts at June 26, 1999:


Debt:
     Loan facility                                           $10,000
     Senior notes                                            150,000
     Guaranteed preferred beneficial interests in the
        Company's and Golden Books Publishing
        Company, Inc.'s Convertible Debentures               109,795
                                                             -------
Total debt                                                   269,795
Other long-term liabilities (principally interest expense)    18,911
                                                             -------
Total long-term liabilities subject to compromise           $288,706
                                                            --------

SOP 90-7 requires that the Company record all transactions incurred as a result of the Bankruptcy filing separately as reorganization items. Accordingly, reorganization items included in the condensed consolidated statement of operations and comprehensive loss includes the following for the three and six month periods ended June 26, 1999 (in thousands):


                                       Three months ended       Six months ended
                                          June 26, 1999          June 26, 1999
                                          -------------          -------------
Professional fees                      $        1,837           $      3,844
Temporary Help                                     93                     93
Interest income                                   112                   (140)
Financing costs                                   387                  1,554
                                       ------------------       ----------------
                                       $        2,205           $      5,351
                                       ==================       ================


In accordance with SOP 90-7, the accompanying condensed consolidated balance sheet includes approximately: (i) $14.8 million classified as accounts payable,
(ii) $9.9 million classified as other current liabilities, (iii) $29.9 million classified as accumulated post-retirement benefit obligation and (iv) $14.2 million classified as deferred compensation and other deferred liabilities. Such amounts consist of pre-petition obligations for which the Company has not yet received approval from the Bankruptcy Court to pay in full satisfaction on a timely basis. The Company also stopped recording interest expense related to its debt facilities currently classified as liabilities subject to compromise effective February 26, 1999 in accordance with the requirements of SOP 90-7.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE D - Inventories
         -----------

Inventories consisted of the following (in thousands)
                                       June 26,              December 26,
                                         1999                    1998
                                         ----                    ----
                                      (unaudited)
Raw materials                           $1,549                  $1,911
Work-in-progress                         2,445                   2,914
Finished goods                          21,698                  24,993
Film library                             3,250                   3,250
                                   ----------------        ---------------
                                       $28,942                 $33,068
                                   ================        ===============


NOTE E - Debt
         ----

Senior Notes: The Company currently has outstanding $150.0 million principal amount of $7.65% Senior Notes due 2002 (the "Senior Notes"). Interest is payable semiannually on September 15th and March 15th. The Indenture contains certain provisions limiting subsidiary indebtedness, guarantees, liens and the payment of cash dividends on Preferred and Common Stock. On September 15, 1998, the Company announced that it was deferring, at its option, a $5.7 million interest payment on the Senior Notes due on such date for a 30-day grace period in accordance with the Indenture. Subsequently, on October 15, 1998, the Company announced that it would not pay the September 15th interest payment. As a result, the Company is in default under the Indenture and the holders of the Senior Notes have the right (i) to demand the entire $150.0 million principal amount of the Senior Notes and (ii) to foreclose on the collateral securing the Senior Notes. The Company does not have sufficient resources to repay this obligation. As a result of the default, at December 26, 1998, the Senior Notes are classified as a current liability on the condensed consolidated balance sheet. In accordance with SOP 90-7 and as a result of the Bankruptcy filing, the Company stopped recording interest expense related to the Senior Notes effective February 26, 1999 and at June 26, 1999 the Senior Notes have been classified as a liability subject to compromise on the accompanying condensed consolidation balance sheet. As described in Note B, under the terms of the Joint Plan of Reorganization, the Senior Notes will be converted into (i) a new secured note in the principal amount of $87.0 million, due 2004, with interest at the rate of 10%, if paid in cash, or, at the Company's option for the first three years, 13.5% payable in kind, and (ii) 42.5% of the Company's new common stock to be issued post recapitalization, prior to dilution. The note will be secured by the existing collateral already granted to the holders of the Senior Notes as well as certain additional collateral.

Revolving Credit Facility: On June 3, 1998, the Company entered into a $30.0 million three-year revolving credit facility with NationsCredit ("Revolving Credit Facility"). Borrowings under the facility bore interest at the prime rate. The Revolving Credit Facility was secured by certain receivables and inventory of Golden Books Publishing. As a result of entering into the Revolving Credit Facility, Golden Books Publishing amended the Indenture governing the Senior Notes to, among other things, (i) permit Golden Books Publishing to secure up to $30.0 million of borrowings and related obligations under the Revolving Credit Facility, (ii) grant to the holders of the Senior Notes a security interest in certain assets of Golden Books Publishing, (iii) add a guarantee from the Company and (iv) add additional covenants and amend certain existing covenants. As a result of the Company's failure to make the required interest payment under the Indenture governing the Senior Notes (see above), the Company was not in compliance with certain covenants under the Revolving Credit Facility. Accordingly, the lender at its option could have given notice that the amounts outstanding were immediate due and payable. As a result, at December 26, 1998 the Revolving Credit Facility was classified as a current liability on the condensed consolidated balance sheet. The Company did not have sufficient resources to repay this obligation. As described in Note B, on March 25, 1999, the Company entered into the DIP Loan, a $55.0

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE E - Debt (continued)
         ----

million, three-year revolving credit ($45.0 million) and term facility ($10.0 million) with The CIT Group. The revolving credit and term facilities are for an initial period of two years with annual renewals thereafter with interest rates ranging from the Prime Rate plus 1/8% of 1% to 5/8% of 1%. Additionally, the facility provided for various financial covenants which the Company is required to maintain on a quarterly basis. The revolving credit and term facilities are secured by certain receivables and inventory of the Company. The Company utilized a portion of the proceeds from the DIP Loan to repay all of the then outstanding amounts under the Company's Revolving Credit Facility of approximately $9.6 million. At June 26, 1999, the Company has $7.5 million outstanding under the DIP Loan.

Loan Facility: On September 4, 1998, the Company entered into a $25.0 million loan facility with GPH (the "Loan Facility"). The Loan Facility permits Golden Books Publishing to borrow at its option, but subject to certain conditions, up to $25.0 million. Borrowings under the Loan Facility are guaranteed by the Company and secured by certain assets. All outstanding amounts under the Loan Facility are due, together with accrued and unpaid interest, on September 9, 1999 or earlier under certain conditions, including if certain assets of the Company are sold. Interest is due monthly and is set at an initial rate of 5% per annum increasing to 7% in February 1999, but the payment of interest may be deferred at the Company's option until maturity. At June 26, 1999, the Company had outstanding borrowings under the Loan Facility totaling $10.0 million. Due to the Company's failure to make the September 15, 1998 interest payment on the Senior Notes, the Company is in default under the terms of the Loan Facility. Accordingly, the lender at its option may give notice that the amounts outstanding under the Loan Facility are immediately due and payable. The Company has not been informed of any such acceleration of payment. Due to the default, at December 26, 1998, the Loan Facility was classified as a current liability on the condensed consolidated balance sheet. In accordance with SOP 90-7 and as a result of the Bankruptcy filing, the Company stopped recording interest expense related to the Loan Facility effective February 26, 1999 and at June 26, 1999 the Loan Facility has been classified as a liability subject to compromise in the accompanying condensed consolidated balance sheet. As described in Note B, under the Joint Plan of Reorganization, the Loan Facility in the amount of $10.0 million will be converted into 5% of the Company's new common stock to be issued post recapitalization, prior to dilution. Additionally, GPH will also waive and release the collateral extended to it with respect to the borrowings and will be relieved of its obligation to loan up to an additional $15.0 million to the Company.

NOTE F - Preferred Securities
         --------------------

During the eleven months ended December 28, 1996, the Company raised a total of $115.0 million through a private placement of Preferred Securities under Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Preferred Securities were issued by the Trust, a Delaware business trust financing vehicle. The Company owns all of the common securities of the Trust. The net proceeds of such offering, after commissions and expenses, were approximately $110.8 million. The Preferred Securities pay quarterly distributions at an annual distribution rate of 8 3/4% (subject to any deferral of interest payments on the Preferred Securities by the Company and Golden Books Publishing), have an aggregate liquidation preference of $115.0 million and are convertible at the option of their holders into Convertible Debentures, which are immediately convertible into Common Stock of the Company at an initial conversion price of $13.00 per share. In January 1999 certain holders of the Preferred Securities converted $5.2 million worth of Preferred Securities for 400,003 shares of the Company's Common Stock. At June 26, 1999 the Preferred Securities had a liquidation value of $109.8 million. The Convertible Debentures will mature August 20, 2016, and may be redeemed, in whole or in part, at any time after the occurrence of a Tax Event or on an Investment Company Event (as defined). Effective January 10, 1997, the Company registered the resale of the Preferred Securities with the Securities and Exchange Commission.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE F - Preferred Securities (continued)
         --------------------

The Company and its subsidiary, Golden Books Publishing, are joint and several obligors of the Preferred Securities and the Company has fully and unconditionally guaranteed the Trust's obligations under the Preferred Securities. Separate financial statements of Golden Books Publishing are not presented in their entirety as the separate financial statements would not be materially different from the consolidated financial statements of the Company. Summarized financial statements of Golden Books Publishing as of June 26, 1999 and for the three and six month periods ended June 26, 1999 and June 27, 1998 are as follows (in thousands):


                                                    June 26, 1999
                                                    -------------
Current                                                $89,244
Noncurrent assets                                      121,243
                                                    -------------
 Total assets                                         $210,487
                                                    =============

Current liabilities                                   $197,394
Noncurrent liabilities                                  51,336
Liabilities subject to compromise                      288,706
                                                    -------------
 Total liabilities                                     537,436
Stockholders' deficit                                 (326,949)
                                                    -------------
 Total Liabilities and Stockholders' Deficit          $210,487
                                                    =============

                                                              Three Months Ended          Six Months Ended
                                                              ------------------          ----------------
                                                            June 26,     June 27,      June 26,      June 27,
                                                              1999         1998          1999          1998
                                                              ----         ----          ----          ----
Revenues                                                   $31,855      $43,145        $66,624       $89,679
Gross profit                                                 9,916        1,313         20,178        10,872
Loss before interest expense income, reorganizational
     items and(benefit) provision for income taxes          (6,001)     (25,169)        (9,092)      (43,989)
Reorganizational Items                                      (2,205)          --         (5,351)           --
                                                          ---------    ---------      ---------     ---------
Net loss                                                  $(11,230)    $(32,567)      $(25,147)     $(58,455)
                                                          ========     =========      =========     =========


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

As a result of the Bankruptcy filing, the holders of the Preferred Securities, at their option, can demand acceleration of the $109.8 million due under the Preferred Securities agreement. The Company does not have sufficient resources to repay this obligation. The Company has not been informed of any such acceleration of payment. As a result of the default, at December 26, 1999, the Preferred Securities are classified as a current liability on the accompanying condensed consolidated balance sheet. In accordance with SOP 90-7 and as a result of the Bankruptcy filing, the Company stopped recording interest expense related to the Preferred Securities effective February 26, 1999 and at June 26, 1999 the Preferred Securities have been classified as a liability subject to compromise on the accompanying condensed consolidated balance sheet. As described in Note B, under the terms of the Joint Plan of Reorganization as filed with the Bankruptcy Court (which is subject to approval), the Preferred Securities will be converted into 50% of the Company's new common stock to be issued post recapitalization, prior to dilution.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE G - Loss Per Common Share
         ---------------------

Loss per common share was computed as follows:


                                                              Three Months Ended          Six Months Ended
                                                              ------------------          ----------------
                                                            June 26,     June 27,       June 26,      June 27,
                                                              1999         1998           1999          1998
                                                              ----         ----           ----          ----
                                                        (In thousands except for per (In thousands except for per
                                                                 share data)                  share data)
Net Loss                                                   $(8,600)    $(30,642)      $(19,896)     $(51,513)
Preferred dividend requirements                                 --       (2,206)        (1,252)       (4,400)
                                                         -----------  ------------   -----------   ------------
Loss applicable to basic common stock                      $(8,600)    $(32,848)      $(21,148)     $(55,913)
                                                         ===========  ============   ===========   ============
Weighted average basic common shares
outstanding                                                 28,299       27,165         28,233        27,121
                                                         -----------  ------------   -----------   ------------
Loss per basic common share                                $ (0.30)    $  (1.21)      $  (0.75)      $ (2.06)
                                                         ===========  ============   ===========   ============


In accordance with SOP 90-7 and as a result of the bankruptcy filing, the Company stopped recording the preferred dividend requirements related to the Series B Preferred Stock effective February 26, 1999

NOTE H - Contingencies
         -------------

On August 12, 1998, a class action complaint was filed in the United States District Court for the Southern District of New York on behalf of all persons who purchased the Common Stock of the Company between May 13, 1997 and August 4, 1998, inclusive (the "Class Period"). On October 7, 1998, holders of the Company's TOPrS filed a class-action complaint based on substantially identical allegations, which complaints were subsequently consolidated. The consolidated complaint charges that the Company and certain officers and directors of the Company during the relevant time period were in violation of Section 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that the defendants issued a series of materially false and misleading statements concerning the impact of the Company's restructuring plan on the Company's financial condition, liquidity and future prospects. While the outcome of a decision on these complaints cannot be predicted with any certainty, the Company believes that it has meritorious defenses to the claims. The Company is in settlement negotiations with representatives of the plaintiffs.

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE H - Contingencies (consolidated)
         ----------------------------
In 1991 the EPA issued a unilateral administrative order (the "1991 Order") to the Company and four other PRPs, requiring the respondents to perform a remedial design and remedial action at the Hertel Landfill Superfund Site in Plattekill, New York (the "Site"). The Company did not agree to comply with the Order. EPA subsequently sued the Company and other PRPs seeking recovery of its costs at the Site. Various PRPs in the litigation brought claims for contribution against each other and the Company. The Company settled its liability to the United States for noncompliance with the 1991 Order and agreed to comply with the Order by implementing the remedy at the Site, which is now estimated to cost up to $4.9 million, excluding potential groundwater remediation costs. On July 9, 1998, the Company and other PRPs entered into a Consent Decree with the United States and the State of New York to resolve their alleged liability for past response costs and formalize their agreement to perform the remedy at the site. Under the decree, the Company and the other settling parties are jointly and severally obligated to perform the remedy and reimburse certain governmental past and future costs. The Company has paid approximately $1.7 million toward remedial costs since 1996 and has completed construction of the landfill cap. The Company's share of future costs for operation and maintenance of the cap and landfill monitoring are expected to be less than $500,000.

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

On October 2, 1996, the Company received notice from the City Attorney of Kalamazoo, Michigan that Beach Products, a division of Penn, will be asked to participate in the remediation of the Cork Street Landfill site which was allegedly used by Beach Products in the past. Current cost estimates for the remediation required at the site are as high as $24,000,000. More than 70 entities will be requested to provide financial contribution to the remediation.

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

In addition to these environmental matters, Golden Books Publishing filed an action in 1994 in the United States District Court, Eastern District of Wisconsin captioned as Western Publishing Company, Inc. v. MindGames, Inc. seeking a declaration of rights in regard to Golden Books Publishing's alleged breach of various of its obligations under its licensing agreement with the defendant for distribution through 1994 of the adult board game known as "Clever Endeavor." This case involves the Company's now-discontinued adult and children's game division. The defendant, believing its board game had the potential to become one of the most popular of all time, has maintained that certain of the alleged breaches entitle it to damages of as much as $40 million resulting from lost profits and unpaid royalties. The Court granted Golden Books Publishing's partial motion for summary judgment and held that the defendant is precluded from recovering lost profits. Accordingly, the defendant's damage claim is now limited to its unpaid royalties of $1.2 million. Golden Books Publishing denies that it has any liability to defendant.

In consideration of the aforementioned matters, the Company has recorded accruals in the "deferred compensation and other deferred liabilities" account of approximately $5.7 million in the condensed consolidated balance sheet at June 26, 1999. While it is not feasible to predict or determine the outcomes of these matters, it is the opinion of management that the Company maintains adequate reserves in the condensed consolidated balance sheet at June 26, 1999.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE H - Contingencies (continued)
         -------------

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE I - Industry Segments (continued)
         -----------------

Information by industry segment is set forth below:


                                                       Three Months Ended               Six Months Ended
                                                       ------------------               ----------------

                                                 June 26,        June 27,        June 26,          June 27,
                                                   1999            1998            1999              1998
                                                   ----            ----            ----              ----
                                                         (In millions)                  (In millions)
Revenues:
   Consumer Products                                $21.8           $34.7           $50.7             $71.0
   Entertainment                                      8.4             4.6            12.3              11.6
   Commercial                                         1.6             3.8             3.6               7.1
                                              --------------  --------------  --------------   --------------
                          Total Revenues            $31.8           $43.1           $66.6             $89.7
                                              ==============  ==============  ==============   ==============
Gross Profit:
   Consumer Products                                 $4.4           $(1.0)          $12.7              $4.5
   Entertainment                                      5.5             2.3             7.5               6.4
   Commercial                                        --              --              --                --
                                              --------------  --------------  --------------   --------------
                      Total Gross Profit             $9.9            $1.3           $20.2             $10.9
                                              ==============  ==============  ==============   ==============
SG&A
   SG&A before transition costs                     $18.0           $22.2           $34.8             $43.7
   Transition costs                                  --               4.8            --                 9.0
                                              --------------  --------------  --------------   --------------
                              Total SG&A            $18.0           $27.0           $34.8             $52.7
                                              ==============  ==============  ==============   ==============
EBITDA
   Gross profit                                      $9.9            $1.3           $20.2             $10.9
SG&A                                                (18.0)          (27.0)          (34.8)            (52.7)
   Gain on sale of assets                             2.0            --               5.4                --
   Reorganization items                              (2.2)           --              (5.3)               --
                                              --------------  --------------  --------------   --------------
   Operating loss                                    (8.3)          (25.7)          (14.5)            (41.8)
   Depreciation & amortization                        3.3             2.9             6.8               6.2
                                              --------------  --------------  --------------   --------------
                                  EBITDA            $(5.0)         $(22.8)          $(7.7)           $(35.6)
                                              ==============  ==============  ==============   ==============

Depreciation and Amortization:
   Consumer Products                                 $1.4            $1.0            $2.7              $2.4
   Entertainment                                      1.0             1.2             2.2               2.4
   Commercial                                         0.1             0.1             0.2               0.2
   Corporate                                          0.8             0.6             1.7               1.2
                                              --------------  --------------  --------------   --------------
Total Depreciation &                                 $3.3            $2.9            $6.8              $6.2
Amortization
                                              ==============  ==============  ==============   ==============

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements as a result of many factors, including factors that may be beyond the Company's control. The Company is currently operating its business as debtor-in-possession under Chapter 11 and continuation of the Company as a going concern is contingent upon, among other things, the ability to gain approval of the requisite parties under the United States Bankruptcy Code and confirmation by the Bankruptcy Court of the Company's amended Joint Plan of Reorganization (the "Joint Plan of Reorganization"). In addition, the Company's continuation as a going concern is contingent upon its ability to comply with its debtor-in-possession financing facility and its ability to consummate the final Joint Plan of Reorganization. Consummation of the Joint Plan of Reorganization will require the Company to resolve certain material claims, to obtain exit financing and to complete negotiations regarding the terms of the indenture governing the new $87.0 million secured note. If the Company's Joint Plan of Reorganization is confirmed and consummated, continuation of the Company's business thereafter is dependent, among other things, on the Company's ability to return to profitability and generate sufficient cash flow to meet its operational and financing requirements. Other factors that may cause actual results of operations and future financial condition to differ from those expressed or implied in any forward-looking statements contained herein include loss of key licenses, adverse changes in relationships with key customers, the degree of acceptance of new product introductions, the level of product returns, changes in consumer preferences, such as the growth of computer-based products and consumer spending habits, competition from existing and potential competitors, pricing pressures, costs of labor and other costs and expenses, demographics and general economic conditions. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements contained herein or that may be made from time to time by or on behalf of the Company.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Golden Books Family Entertainment, Inc. and Subsidiaries (Debtor-In-Possession) (the "Company") at June 26, 1999 and for the three and six month periods ended June 26, 1999 and June 27, 1998 and the related notes thereto.

Financial Condition, Liquidity and Capital Resources

As a result of incurring operating losses, working capital deficiencies and negative operating cash flows, the Company, in 1998, defaulted on its Senior Notes, its then outstanding NationsCredit Revolving Credit Facility, and other obligations.

After extensive negotiations with the Senior Notes Steering Committee and the Preferred Securities Steering Committee, the Company reached an agreement in principle with its major creditors, pursuant to which its existing long-term debt would be significantly reduced. In accordance with that agreement, the Company and two of its subsidiaries on February 26, 1999 filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. On May 13, 1999, the Bankruptcy court approved an amended Joint Plan of Reorganization and an amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code. Ballots with respect to the Joint Plan of Reorganization in the form approved by the Bankruptcy Court have been circulated to those parties entitled to vote on it and a confirmation hearing is scheduled for September 1, 1999.

The Company's condensed consolidated financial statements at June 26, 1999 and for the three and six month periods ended June 26, 1999 have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the filing of the petitions in the pre-negotiated Chapter 11 proceedings and circumstances relating to these events, such realization of assets and liquidation of liabilities is subject to significant uncertainty. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Certain events, including a sale of the Company or parts thereof may necessitate a material write-down of assets, including goodwill associated with the Company's business.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

The Joint Plan of Reorganization allows the Company to significantly reduce its existing debt, pay all trade creditors in full and, under the direction of its current management team proceed with its publishing and entertainment operations. Under the Joint Plan of Reorganization approved by the Bankruptcy Court on May 13, 1999, the restructuring of the Company's indebtedness and revised capital structure will be provided for as follows:

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

There can be no assurance that the Joint Plan of Reorganization as filed or amended will be confirmed by the Bankruptcy Court and consummated. If the
Company is unable to obtain approval of its Joint Plan of Reorganization, the Company, its creditors and/or equity security holders may seek other alternatives for the Company, including the sale of the Company or parts thereof through an auction process. Consummation of the Joint Plan of Reorganization is dependent upon the completion of contractual arrangements for exit financing (up to $60.0 million), resolution of certain material claims and the completion of negotiations regarding the terms of the indenture governing the new $87.0 million secured note.

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

Continuation of the Company as a going concern is contingent upon, among other things, the ability to gain approval of the requisite parties under the Bankruptcy Code and confirmation by the Bankruptcy Court of the final Joint Plan of Reorganization, the ability to comply with the DIP Loan and the Company's ability to consummate the final Joint Plan of Reorganization. Consummation of the Joint Plan of Reorganization will require the Company to resolve certain material claims, to obtain exit financing and to complete negotiations regarding the terms of the indenture governing the new $87.0 million secured note. Under the Joint Plan of Reorganization, exit financing is limited to $60.0 million as long as the new $87.0 million secured note is outstanding, and initially to $45.0 million. The Company is negotiating terms of such exit financing for up to $60.0 million. The Company has experienced recurring operating losses, working capital deficiencies, negative operating cash flow and is currently in default under all of its debt agreements. Those matters raise substantial doubt about the Company's ability to continue as a

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

going concern. In the event the Joint Plan of Reorganization is confirmed and consummated, continuation of the Company as a going concern is contingent on the company's ability to return to profitability and to generate sufficient cash flow to meet its operational and financing requirements.

Assuming the Joint Plan of Reorganization is confirmed and consummated, the Company is expected to adopt "Fresh Start Accounting" in accordance with SOP 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7").

At June 26, 1999, working capital was approximately $18.6 million as compared to a working capital deficiency of approximately $(264.3) million at December 26, 1998. The increase in working capital is primarily attributable to the reclassification of the Company's debt facilities and accrued interest from current liabilities at December 26, 1998 to liabilities subject to compromise at June 26, 1999 in accordance with the requirements of SOP 90-7.

During 1999, the Company continued its disposition of non-core assets with the sale of its Coffeyville Distribution Center for approximately $2.2 million, which resulted in a gain of approximately $1.5 million. Additionally, the Company sold its operating facility in Canada for approximately $1.9 million, which resulted in a gain of approximately $1.9 million. The Canadian operation relocated to a leased facility after the sale. In April 1999, the Company sold its Adult Publishing business for approximately $11.0 million, which resulted in a gain of approximately $2.0 million. Such gains of approximately $5.4 million were recorded in gain on sale of assets in the Company's condensed consolidated statement of operations and comprehensive loss for the six months ended June 26, 1999. The Company has entered into a Letter of Intent to sell its Sturtevant, WI manufacturing facility subject to the negotiation of a formal agreement and the satisfaction of other substantial conditions.

Cash Flow for the six months ended June 26, 1999 utilized cash of approximately $7.2 million compared to cash utilized of approximately $40.8 million for the six months ended June 27, 1998. The improvement in cash flow is primarily attributable to the Company's reduction in operating loss, proceeds from the sale of assets of approximately $11.4 million and decreases in accounts receivable and inventory balances. Additionally, the six months ended June 26, 1999 included proceeds from the DIP loan of $7.5 million. Acquisitions of property, plant and equipment were approximately $1.2 million during the six months ended June 26, 1999, as compared to approximately $9.3 million during the six months ended June 27, 1998. Additions to the Company's film library were approximately $0.6 million during the six months ended June 26, 1999 as compared to approximately $2.5 million during the six months ended June 26, 1998.

Three months ended June 26, 1999 compared to three months ended June 27, 1998

The Company has been reporting results under three operating segments the: (i) Consumer Products, (ii) Entertainment, and (iii) Commercial Products Segments. The Consumer Products Segment includes the Children's and Adult Publishing Divisions (the Adult Publishing division was sold in April 1999 -- see above). The Entertainment Segment includes the Company's extensive library of character-based family entertainment properties. The Entertainment Segment's library is composed of copyrights, distribution rights, trademark or licenses relating to characters, television programs and motion pictures, both animation and live action, and includes individual specials and multiple episodes. The Commercial Products Segment provides printing, graphic, creative and distribution services and printing business. The Commercial Products Segment makes use of excess capacity in the Consumer manufacturing facility and is operated to absorb fixed overhead costs of that operation. The Commercial Products Segment is not considered to be a core business of the Company.

Revenues

Total revenues for the three months ended June 26, 1999 decreased $11.2 million (26%) to $31.9 million compared to $43.1 million for the three months ended June 27, 1998. Revenues decreased in the Consumer Products and Commercial Products segments; however, these decreases were partially offset by increased revenues in the Entertainment Segment due to the factors described below. The Company believes that the overall revenue decline is partially attributable to the continuing impact of the February 26, 1999 Bankruptcy filing.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Consumer Products revenues decreased $12.8 million (37%) to $21.8 million for the three months ended June 26, 1999 compared to $34.7 million for the three months ended June 27, 1998. Children's Publishing revenues decreased $11.2 million to $21.8 million for the three months ended June 26, 1999 compared to $33.1 million for the three months ended June 27, 1998. The decline in Children's Publishing revenue is mainly attributable to the Company's strategic focus on changing the product mix towards more profitable product. The Company also experienced decreases in sales related to key license products, reduced purchases by certain mass retailers (including Wal-Mart, Target, Toys R Us, and Caldor) and an overall decrease in the bookclub business. These decreases were partially offset by a price increase on certain product lines in January 1999 and the launch of a new novelty product line in 1999. Additionally, the three months ended June 27, 1998 included revenues from the Adult Publishing business totaling approximately $1.7 million. The Adult Publishing business was sold in April 1999. Accordingly the three months ended June 26, 1999 do not include any revenue generated from the Adult Publishing business following the sale.

Entertainment revenues increased $3.8 million (83%) to $8.4 million for the three months ended June 26, 1999 compared to $4.6 million for the three months ended June 27, 1998. The increase is primarily attributable to a $4.5 million increase in television related revenues relating to a multi-year contract for the USA broadcasting rights for Frosty the Snowman and Rudolph the Red Nosed Reindeer. The increase was partially offset by a $0.7 decline in merchandising revenue for the period.

Commercial Products revenues decreased $2.2 million (58%) to $1.6 million for the three months ended June 26, 1999 compared to $3.8 million for the three months ended June 27, 1998.

Gross Profit

Total gross profit increased $8.6 million to $9.9 million for the three months ended June 26, 1999, from $1.3 million for the three months ended June 27, 1998. As a percentage of revenues, total gross profit margin increased to 31% for the three months ended June 26, 1999 from 3% for the three months ended June 27, 1998. The increase was primarily attributable to improved gross profit margins in the Consumer Products Segment and the Entertainment Segment as described below.

Consumer Products gross profit increased $5.4 million to $4.4 million for the three months ended June 26, 1999, compared to $(1.0) million for the three months ended March 28, 1998. As a percentage of revenues, Consumer Products gross profit margin increased to 20% for the three months ended June 26, 1999 from (3%) for the three months ended June 27, 1998. The improvement in gross profit margin was primarily attributable to a change in the product mix toward more profitable formats, a price increase in January 1999 and reduced manufacturing and pre-production costs. This improvement was partially offset by unfavorable capacity utilization in the Sturtevant manufacturing facility.

Entertainment gross profit increased $3.2 million to $5.5 million for the three months ended June 26, 1999 compared to $2.3 million for the three months ended June 27, 1998. As a percentage of revenues, the gross profit margin increased to 65% for the three months ended June 26, 1999 compared to 50% for the three months ended June 27, 1998. The increase resulted primarily from the increased television license revenue.

The Commercial Products Segment utilizes the Company's manufacturing facility and third party manufacturers to provide printing, graphic and distribution services to both the Company and third parties. Commercial cost of sales approximates revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $9.0 million to $18.0 million for the three months ended June 26, 1999 compared to $27.0 million (including one-time transition costs of $4.8 million) for the three months ended June 27, 1998. This decrease is primarily a result of various management initiatives that have streamlined operations and reduced overhead costs.

Gain on Sale of Assets

Gain on sale of assets of $2.0 million resulted from the sale of the Company's Adult Publishing business for approximately $11.0 million.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Reorganization Items

Reorganization items related to the Chapter 11 proceedings of $2.2 million includes $1.8 million in professional fees and $0.4 million in financing costs primarily related to the DIP Loan, partially offset by interest income.

Interest Expense, Net

Interest income for the three months ended June 26, 1999 decreased approximately $0.4 million to $35 thousand from $0.4 million for the three months ended June 27, 1998. The decrease in interest income was attributable to lower cash and cash equivalent balances throughout the period.

Interest expense for the three months ended June 26, 1999 decreased by $5.2 million to $0.3 million, as compared to $5.5 million (including the distributions on the guaranteed preferred beneficial interest in the Company's and Golden Books Publishing's Convertible Debentures) for the three months ended June 27, 1998. The Company stopped recording interest expense relating to its debt facilities effective February 26, 1999 in accordance with the requirements of SOP 90-7.

Income Tax

The provision for income taxes was $35 thousand for the three months ended June 26, 1999 compared to a benefit of $(0.2 million) for the three months ended June 27, 1998.

Net Loss

The net loss for the three months ended June 26, 1999 was $(8.6) million, or $(0.30) per basic common share, compared to a net loss of $(30.9) million, or $(1.21) per basic common share, for the three months ended June 27, 1998. The decrease in net loss is attributable to the factors described above.

Six months ended June 26, 1999 compared to six months ended June 27, 1998

Revenues

Total revenues for the six months ended June 26, 1999 decreased $23.1 million (26%) to $66.6 million compared to $89.7 million for the six months ended June 27, 1998. Revenues decreased in the Consumer Products and Commercial Products
Segments; however, these decreases were partially offset by increased revenues in the Entertainment Segment due to the factors described below. The Company believes that the overall revenue decline is partially attributable to the continuing impact of the February 26, 1999 Bankruptcy filing.

Consumer Products revenues decreased $20.3 million (29%) to $50.7 million for the six months ended June 26, 1999 compared to $71.0 million for the six months ended June 27, 1998. Children's Publishing revenues decreased $19.6 million to $47.5 million for the six months ended June 26, 1999 compared to $67.1 million for the six months ended June 27, 1998. The decline in Children's Publishing revenue is mainly attributable to the Company's strategic focus on changing the product mix towards more profitable product. Additionally, the Company experienced decreases in sales related to key license products, reduced purchases by certain mass retailers (including Wal-Mart, Target, Toys R Us, and Caldor), an overall decrease in the bookclub business and reduced international sales. These decreases were partially offset by a price increase on certain product lines in January 1999 and the launch of a new novelty product line in 1999 Revenues from the Adult Publishing business decreased $0.7 million to $3.2 million for the six months ended June 26, 1999 compared to $3.9 million for the six months ended June 27, 1998. The Company sold the Adult Publishing business in April 1999 Accordingly the six months ended June 26, 1999 do not include any revenue generated from the Adult Publishing business after the sale.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Entertainment revenues increased $0.7 million (6%) to $12.3 million for the six months ended June 26, 1999 compared to $11.6 million for the six months ended June 27, 1998. The increase is primarily attributable to an increase in television related revenues relating to a multi-year contract for the USA broadcasting rights for Frosty the Snowman and Rudolph the Red Nosed Reindeer. The increase was partially offset by a decline in Home Video revenue for the period due to decreased volume.

Commercial Products revenues decreased $3.5 million (49%) to $3.6 million for the six months ended June 26, 1999 compared to $7.1 million for the six months ended June 27, 1998.

Gross Profit

Total gross profit increased $9.3 million (85%) to $20.2 million for the six months ended June 26, 1999, from $10.9 million for the six months ended June 27, 1998. As a percentage of revenues, total gross profit margin increased to 31% for the six months ended June 26, 1999 from 12% for the six months ended June 27, 1998. The increase was attributable to improved gross profit margins in the Consumer Products Segment and in the Entertainment Segment as more fully described below.

Consumer Products gross profit increased $8.2 million to $12.7 million for the six months ended June 26, 1999, compared to $4.5 million for the six months ended June 27, 1998. As a percentage of revenues, Consumer Products gross profit margin increased to 25% for the six months ended June 26, 1999 from 6% for the six months ended June 27, 1998. The improvement in gross profit margin was primarily attributable to a change in the product mix toward more profitable formats, a price increase in January 1999, and reduced manufacturing and pre-production costs. This improvement was partially offset by unfavorable capacity utilization in the Sturtevant manufacturing facility.

Entertainment gross profit increased $1.1 million (17%) to $7.5 million for the six months ended June 26, 1999 compared to $6.4 million for the six months ended June 27, 1998. As a percentage of revenues, the gross profit margin increased to 61% for the six months ended June 26, 1999 compared to 56% for the six months ended June 27, 1998. The increase resulted primarily from the increased television license revenue.

The Commercial Products Segment utilizes the Company's manufacturing facility and third party manufacturers to provide printing, graphic and distribution services to both the Company and third parties. Commercial cost of sales approximates revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $17.9 million to $34.8 million for the six months ended June 26, 1999 compared to $52.7 million (including one-time transition costs of $9.0 million) for the six months ended June 27, 1998. This decrease is primarily a result of various management initiatives that have streamlined operations and reduced overhead costs.

Gain on Sale of Assets

Gain on sale of assets of $5.4 million includes the sale of the Company's Coffeyville Distribution Center for approximately $2.2 million, which resulted in a gain of approximately $1.5 million, the sale of the Company's operating facility in Canada for approximately $1.9 million, which resulted in a gain of approximately $1.9 million and the sale of the Company's Adult Publishing business for approximately $11.0 million, which resulted in a gain of approximately $2.0 million.

Reorganization Items

Reorganization items related to the Chapter 11 proceedings of $5.4 million includes $3.8 million in professional fees and $1.6 million in financing costs primarily related to the DIP Loan, partially offset by interest income.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Interest Expense, Net

Interest income for the six months ended June 26, 1999 decreased $0.8 million to $0.2 million from $1.0 million for the six months ended June 27, 1998. The decrease in interest income was attributable to lower cash and cash equivalent balances throughout the period.

Interest expense (including the distributions on the guaranteed preferred beneficial interest in the Company's and Golden Books Publishing's Convertible Debentures, for the six months ended June 26, 1999 decreased by $6.0 million to $5.0 million, as compared to $11 million for the six months ended June 27, 1998. The Company stopped recording interest expense relating to its debt facilities effective February 26, 1999 in accordance with the requirements of SOP 90-7.

Income Tax

The provision for income taxes was $0.6 million for the six months ended June 26, 1999 compared to a benefit of $(0.3 million) for the six months ended June 27, 1998. The increase in the provision for income taxes for the six months ended June 26, 1999 relates primarily to gains recognized on certain asset dispositions in Canada, where the Company files separate tax returns.

Net Loss

The net loss for the six months ended June 26, 1999 was $(19.9) million, or $(0.75) per basic common share, compared to a net loss of $(51.5) million, or $(2.06) per basic common share, for the six months ended June 27, 1998. The decrease in net loss is attributable to the factors described above.

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

The progress to date of the three components in the Company's Year 2000 program is as follows:

IT SYSTEMS AND APPLICATIONS. The principal IT systems and applications of the Company affected by Year 2000 issues are Order Processing, Purchasing, Manufacturing, Distribution Systems and Financial Systems. The Company has completed the Assessment phase with respect to all IT systems and applications and has begun remediation efforts. The Company anticipates that the replacement phase related to these principal systems and applications should be completed by the end of August 1999 and that the Testing, Contingency Planning and Implementation phases should be substantially completed by the end of September 1999. In addition, the Company expects to implement the remainder of Year 2000 remediated IT systems and applications based on current assessments prior to September 30, 1999.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Excluding normal system upgrades, the Company estimates that total costs for conversion and testing of new or modified IT systems and applications will aggregate approximately $2.0 million to $2.4 million of which an aggregate of $1.3 million had been incurred to date.

NON-IT SYSTEMS AND EQUIPMENT. The principal non-IT systems and equipment of the Company which utilizes embedded technology affected by Y2K issues include: security systems, elevator systems, HVAC, phone systems, business machines, printing press equipment and distribution systems. The Company has completed the Assessment of its principal non-IT equipment and has begun remediation. The Company anticipates the Remediation phase related to these principal systems should be substantially completed by the end of August 1999 and that the Testing, Contingency Planning and Implementation phases should be substantially completed by the end of September, 1999. The Company estimates that only nominal costs will be incurred for modifying or replacing systems and equipment in this area.

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

Substantially all of the Company's principal suppliers have reported that they have initiated Year 2000 programs. The Company will seek updates from these parties to attempt to ascertain the adequacy of their programs as it relates to the Company including personal contact interviews for those mission critical suppliers. The Company anticipates that it will develop contingency plans, to the extent necessary, with respect to its principal third party suppliers by the end of August 1999. Costs to the Company in this area, excluding costs due to unanticipated third party Year 2000 problems, will principally consist of internal staff costs, which are not expected to be material.

Including the costs set forth above, the Company estimates that total program costs for implementing its Year 2000 program will be $2.2 million to $2.6 million, of which total program costs to date have been $1.4 million. These costs include costs related to the matters above, as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the Company for the Year 2000. The costs do not include internal staff costs incurred or to be incurred in connection with the implementation of the program. Costs are and will continue to be expensed or capitalized as incurred, and cash generated from the Company's operations or borrowings under its credit agreements will fund such future costs. Based on the current progress of the Company's Year 2000 program, the Company anticipates its Year 2000 program to be substantially completed by September 30, 1999. The cost of the Company's Year 2000 program and the dates provided herein are based on management's best estimates, which were derived utilizing numerous assumptions of future events, many of which are beyond the Company's control.

The failure to correct a material Year 2000 problem could result in an interruption in certain normal business activities or operations of the Company. Such interruptions could materially and adversely affect the Company's financial condition, results of operations and cash flows. Based on current plans and assumptions which include contingency plans for certain types of interruptions, the Company does not expect that the Year 2000 issue will have an adverse impact on the Company as a whole. Due to the general uncertainty inherent in the Year 2000 problem, however, there can be no assurance that all Year 2000 problems will be foreseen and corrected, or if foreseen, corrected on a timely basis, or that no material disruption to the Company's business or operations will occur. Further, the Company's expectations are based on the assumption that there will be no general failure of external local, national or international systems
(including power, communication, postal or other transportation systems) necessary for the ordinary conduct of business.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           See Note H

ITEM 3.    DEFAULT UPON SENIOR NOTES

           See Note B

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits:
                    --------

Exhibit Number      Description
--------------      -----------

2.1 Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated May 13, 1999 (Incorporated by reference to
           Exhibit 2.1 of the Company's 8-K dated May 20, 1999).

2.2 Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code for the Joint Plan of Reorganization of the Debtors, dated May 13, 1999. (Incorporated by reference to Exhibit 2.2 of the Company's 8-K dated May 20, 1999).

10.2 Restructuring Agreement, dated March 11, 1999 (Incorporated by reference to Exhibit 2.3 of the Company's 8-K dated May 20, 1999).

27.1       Financial Data Schedule

           (b)      Reports on Form 8-K:
                    -------------------
                    Report dated May 20, 1999

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

                                                      SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                         GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.




August 9, 1999                              /s/ Richard E. Snyder
                                            ---------------------
                                            Richard E. Snyder
                                            Chairman of the Board, President and
                                            Chief Executive Officer



August 9, 1999                              /s/ Colin Finkelstein
                                            ---------------------
                                            Colin Finkelstein
                                            Chief Financial Officer
                                            [Principal financial and accounting
                                            officer]