Form 10-Q
period 1999-09-25
GOLDEN BOOKS FAMILY ENTERTAINMENT INC
filed 1999-11-09
CIK 790706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 1999

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

                                 (212) 547-6700
                      ------------------------------------
              (Registrant's telephone number, including area code)
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Common stock, par value $.01 per share: 28,299,434 shares outstanding as of November 8, 1999.

                    GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.
                             (DEBTOR-IN-POSSESSION)


                               TABLE OF CONTENTS

                                                                         Page
                                                                         Number

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets--                         3
              September 25, 1999 (Unaudited) and December 26, 1998

          Condensed Consolidated Statements of Operations and             5
              Comprehensive Loss-- for the three months ended
              September 25, 1999 and September 26, 1998 (Unaudited)

          Condensed Consolidated Statements of Operations and             6
              Comprehensive Loss-- for the nine months ended September
              25, 1999 and September 26, 1998 (Unaudited)

          Condensed Consolidated Statements of Cash Flows--               7
              for the nine months ended September 25, 1999 and September 26, 1998 (Unaudited)

          Notes to Condensed Consolidated Financial Statements            9
              (Unaudited)

Item 2.   Management's Discussion and Analysis of                        19
              Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings                                              27

Item 3.   Default Upon Senior Securities                                 27

Item 6.   Exhibits and reports on Form 8-K                               27

SIGNATURES                                                               28

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

--------------------------------------------------------------------------------
ASSETS
                                                  September 25,     December 26,
                                                      1999               1998
                                                  -------------     ------------
                                                   (unaudited)

CURRENT ASSETS
             Cash and cash equivalents                $ 4,634         $15,330
             Accounts receivable, net                  42,607          41,411
             Inventories                               29,981          33,068
             Royalty advances                           6,407          17,198
             Other current assets                      19,052          17,946
                                                   ----------        --------

             Total current assets                     102,681         124,953
                                                   ----------        --------

OTHER ASSETS

             Accounts receivable-- long term            3,829           4,127
             Other noncurrent assets                    8,112          10,667
                                                   ----------        --------

             Total other assets                        11,941          14,794
                                                   ----------        --------

PROPERTY, PLANT AND EQUIPMENT, net of accumulated      27,040          29,955
depreciation and amortization of $40,816 at September 25, 1999 and $37,946 at December 26, 1998

FILM LIBRARY, net of accumulated amortization of       54,137          55,858
$10,435 at September 25, 1999 and $7,849
at December 26, 1998

GOODWILL, net of accumulated amortization of           28,425          29,391
$3,771 at September 25, 1999 and $2,805
at December 26, 1998
                                                   ----------        --------

TOTAL ASSETS                                         $224,224        $254,951
                                                     ========        ========

                      See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)


CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                  September 25,     December 26,
                                                      1999               1998
                                                  -------------     ------------
                                                   (unaudited)

CURRENT LIABILITIES
      Accounts payable                             $   30,514        $ 26,002
      Accrued compensation and fringe benefits          5,922           4,977
      Revolving credit facility                            --          21,637
      DIP loan                                         18,863              --
      Loan facility                                        --          10,000
      Long term debt in default                            --         150,000
      Guaranteed preferred beneficial interests in         --         115,000
          the Company's and Golden Books
          Publishing Company, Inc.'s Convertible
          Debentures
      Other current liabilities                        41,023          61,634
                                                     --------        --------
      Total current liabilities                        96,322         389,250
                                                     --------        --------

NONCURRENT LIABILITIES
      Accumulated post-retirement benefit obligation   29,398          29,609
      Deferred compensation and other deferred         24,914          25,173
          liabilities
      Liabilities subject to compromise               288,706              --
                                                     --------        --------
      Total noncurrent liabilities                    343,018          54,782
                                                     --------        --------

STOCKHOLDERS' DEFICIT:

      Convertible Preferred Stock - Series B,          65,000          65,000
          13,000 shares authorized, no par
          value, 13,000 shares issued and
          outstanding;
      Common Stock, $.01 par value, 60,000,000            283             279
          shares authorized, 28,299,434 and
          27,899,047 shares issued as of September
          25, 1999 and December 26, 1998,
          respectively
      Additional paid in capital                      132,034         128,956
      Accumulated deficit                            (408,682)       (379,390)
      Accumulated other comprehensive loss               (929)         (1,104)
                                                     --------        --------
                                                     (212,294)       (186,259)
      Less cost of common stock in treasury -           2,822           2,822
          208,800 shares
                                                     --------        --------
      Total common stockholders' deficit             (215,116)       (189,081)
                                                     --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $  224,224     $   254,951
                                                   ==========     ===========

                      See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except for Per Share Data)
--------------------------------------------------------------------------------
                                                        Three Months Ended
                                                        ------------------
                                                  September 25,  September 26,
                                                      1999            1998
                                                  -------------  ------------
                                                            (unaudited)
REVENUES                                          $    42,445         $52,019
                                                  -----------         -------
COSTS AND EXPENSES:
      Cost of sales                                    27,143          45,430
      Selling, general and administrative              18,220          19,807
                                                  -----------         -------
      Total costs and expenses                         45,363          65,237
                                                  -----------         -------

LOSS BEFORE REORGANIZATION ITEMS, DISTRIBUTIONS        (2,918)        (13,218)
      ON GUARANTEED PREFERRED BENEFICIAL INTERESTS
      IN THE COMPANY'S AND GOLDEN BOOKS PUBLISHING
      COMPANY, INC.'S CONVERTIBLE DEBENTURES,
      INTEREST INCOME, INTEREST EXPENSE AND
      PROVISION (BENEFIT) FOR INCOME TAXES

REORGANIZATION ITEMS                                    5,922              --

DISTRIBUTIONS ON GUARANTEED PREFERRED BENEFICIAL
      INTERESTS IN THE COMPANY'S AND GOLDEN BOOKS
      PUBLISHING COMPANY, INC.'S CONVERTIBLE
      DEBENTURES (Contractual distributions of
      $2,402 for the three months ended September
      25, 1999)                                            --           2,516

INTEREST INCOME                                           (10)           (205)

INTEREST EXPENSE (Contractual interest expense of
      $3,509 for the three months ended September
      25, 1999)                                           426           3,521
                                                  -----------         -------

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES       (9,256)        (19,050)

PROVISION (BENEFIT) FOR INCOME TAXES                      140            (200)
                                                  -----------         -------

NET LOSS                                               (9,396)        (18,850)

OTHER COMPREHENSIVE INCOME (LOSS):
      FOREIGN CURRENCY TRANSLATION                         33            (199)
                                                  -----------         -------

COMPREHENSIVE LOSS                                    $(9,363)       $(19,049)
                                                  ===========        ========
NET LOSS PER BASIC COMMON SHARE                       $(0.33)          $(0.71)
                                                  ===========        ========

                      See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except for Per Share Data)
--------------------------------------------------------------------------------
                                                        Nine Months Ended
                                                        ------------------
                                                  September 25,  September 26,
                                                      1999            1998
                                                  -------------  ------------
                                                            (unaudited)
REVENUES                                             $109,069        $141,699
COSTS AND EXPENSES:
      Cost of sales                                    73,589         124,241
      Selling, general and administrative              52,972          72,493
      Gain on sale of assets                           (5,391)             --
                                                   ----------       ---------
      Total costs and expenses                        121,170         196,734
                                                   ----------       ---------

LOSS BEFORE REORGANIZATION ITEMS, DISTRIBUTIONS
      ON GUARANTEED PREFERRED BENEFICIAL INTERESTS
      IN THE COMPANY'S AND GOLDEN BOOKS PUBLISHING
      COMPANY, INC.'S CONVERTIBLE DEBENTURES,
      INTEREST INCOME, INTEREST EXPENSE AND
      PROVISION (BENEFIT) FOR INCOME TAXES            (12,101)        (55,035)

REORGANIZATION ITEMS                                   11,273              --

DISTRIBUTIONS ON GUARANTEED PREFERRED BENEFICIAL
      INTERESTS IN THE COMPANY'S AND GOLDEN BOOKS
      PUBLISHING COMPANY, INC.'S CONVERTIBLE
      DEBENTURES (Contractual distributions of
      $7,265 for the nine months ended September
      25, 1999)                                         1,628           7,548

INTEREST INCOME                                          (189)         (1,230)

INTEREST EXPENSE (Contractual interest expense of
      $10,964 for the nine months ended September 25,
      1999)                                             3,782           9,465
                                                   ----------       ---------

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES      (28,595)        (70,818)

PROVISION (BENEFIT) FOR INCOME TAXES                      697            (457)
                                                   ----------       ---------

NET LOSS                                              (29,292)        (70,361)

OTHER COMPREHENSIVE INCOME (LOSS):
      FOREIGN CURRENCY TRANSLATION                        175            (358)
                                                   ----------       ---------
COMPREHENSIVE LOSS                                 $  (29,117)       $(70,719)
                                                   ==========       =========
NET LOSS PER BASIC COMMON SHARE                    $   (1.08)        $ (2.77)
                                                   ==========       =========

                      See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
-------------------------------------------------------------------------------
                                                        Nine Months Ended
                                                        ------------------
                                                  September 25,  September 26,
                                                      1999            1998
                                                  -------------  ------------
                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                        $(29,292)       $(70,361)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
     Depreciation and amortization                     10,363           9,261
     Non-cash interest expense                            337            381
     Reorganization items                              11,273              --
     Gains on sales of assets                          (5,391)           (331)
     Provision for losses on accounts receivable          415            (485)
     Other non-cash                                        --           1,180
     Changes in assets and liabilities,
       net of disposals:
        Increase in accounts receivable                (2,936)         (1,747)
        Decrease (increase) in inventories              1,877          (8,490)
        Decrease in royalty advances                   (4,051)         (7,235)
        Increase in other current assets                 (990)           (109)
        Increase in accounts payable                    4,512           3,694
        Increase (decrease) in accrued                    945          (4,150)
          compensation and fringe benefits
        Other assets and liabilities                    5,431          13,754
                                                    ---------        --------
     Net cash used in operating activities before
        Reorganization items
     Reorganization items                              (7,507)        (64,638)
     Net cash used in operating activities            (11,273)             --
                                                    ---------        --------
                                                      (18,780)        (64,638)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property, plant and equipment     (1,790)        (11,840)
     Additions to film library                           (865)         (3,816)
     Proceeds from sales of assets                     11,462             661
     Deposits and other                                 1,876              --
                                                    ---------        --------
     Net cash provided by (used in)
      investing activities                             10,683         (14,995)

                      See Notes to Condensed Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)
-------------------------------------------------------------------------------
                                                        Nine Months Ended
                                                        ------------------
                                                  September 25,  September 26,
                                                      1999            1998
                                                  -------------  ------------
                                                            (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock transactions                             --             169
     Repayment of Revolving Credit Facility           (21,637)             --
     Borrowings under Revolving Credit Facility            --          27,415
     Net Proceeds from notes payable                       --          10,000
     Borrowings under DIP loan (post petition)         21,363              --
     Repayments under DIP loan (post petition)         (2,500)             --
                                                   ----------     -----------
     Net cash (used in) provided by
       financing activities                            (2,774)         37,584

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   175            (358)
                                                   ----------     -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS             (10,696)        (42,407)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         15,330          57,411
                                                   ----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $  4,634      $   15,004
                                                   ==========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
     Interest expense, including interest and
        distributions on Guaranteed Preferred
        Beneficial Interests in the Company's and
        Golden Books Publishing Company, Inc.'s
        Convertible Debentures                         $1,330         $13,643
                                                   ==========     ===========
        Income taxes, net of refunds received            $(55)            $26
                                                   ==========     ===========
        Non-cash activity:
        Stock conversion on Guaranteed Preferred
        Beneficial Interests in the Company's and
        Golden Books Publishing Company, Inc.'s
        Convertible Debentures                         $5,205             $__
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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)


--------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - Basis of Presentation
         ---------------------

Financial accounting and reporting during a Chapter 11 proceeding (See Note B, below) is prescribed in Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, certain pre-petition liabilities, which may be subject to settlement, have been classified as liabilities subject to compromise in the accompanying condensed consolidated balance sheet at September 25, 1999. SOP 90-7 also requires that Golden Books Family Entertainment and Subsidiaries (the "Company") record all transactions incurred as a result of the Bankruptcy filing separately as reorganization items on the condensed consolidated statement of operations and comprehensive loss for the three and nine month periods ended September 25, 1999.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, due to the Company's liquidity difficulties as a result of operating losses, working capital deficiencies, negative operating cash flows and resulting Chapter 11 filings, such realization of assets and liquidation of liabilities is subject to significant uncertainty. The Bankruptcy Court (as defined in Note B) has confirmed the Company's Joint Plan of Reorganization (as defined in Note B). However, the Joint Plan of Reorganization has not been consummated. Until consummation of the Joint Plan of Reorganization, there remains uncertainty regarding the Company's ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company's Joint Plan of Reorganization is consummated, continuation of the Company as a going concern is dependent, among other things, on the Company's ability to maintain lower operating costs, return to profitability and generate sufficient cash flow to meet its operational and financing requirements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 25, 1999 and the results of operations and cash flows for the three and nine month periods ended September 25, 1999 and September 26, 1998. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company contained in the Company's Form 10-K for the year ended December 26, 1998.

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

As a result of incurring operating losses, working capital deficiencies and negative operating cash flows, the Company, in 1998, defaulted on its Senior Notes (as defined in Note E), its then outstanding Revolving Credit Facility (as defined in Note E), and other obligations. As a result of the defaults, at December 26, 1998 the Senior Notes are classified as a current liability on the accompanying condensed consolidated balance sheet. As a result of the Bankruptcy filing, at September 25, 1999 the Senior Notes are classified as a liability subject to compromise on the accompanying condensed consolidated balance sheet. Also as a result of defaults, the Revolving Credit Facility is classified as a current liability at December 26, 1998 on the accompanying condensed consolidated balance sheet. The Company utilized the proceeds from the DIP Loan (as defined below) to repay all outstanding amounts under the Revolving Credit Facility. Further, as a result of defaults, at December 26, 1998 the Loan Facility (as defined in Note E) is classified as a current liability on the accompanying condensed consolidated balance sheet. As a result of the Bankruptcy filing, at September 25, 1999 the Loan Facility is classified as a liability subject to compromise in the accompanying condensed consolidated balance sheet. The Company decided not to make a $5.7 million interest payment on the Senior Notes due in September 1998. As a result of the Bankruptcy filing, the Company has not paid $5.7 million interest payments on the Senior Notes due in March and September 1999. The Company decided not to pay the cash and stock dividends due on the Series B Preferred Stock in November 1998 and in February 1999. As a result of the Bankruptcy filing, the Company has not paid dividends due in May and August 1999 on the Series B Preferred Stock. The Company also decided not to pay interest on the TOPrS, due in accordance with the indenture underlying the TOPrS, in November 1998 and in February 1999. As a result of the Bankruptcy filing, the Company has not paid interest due on the TOPrS in May and August 1999. As a result of the Bankruptcy filing, default provisions in the indenture underlying the TOPrS have been violated. At December 26, 1998 the TOPrS are classified as a current liability on the accompanying condensed consolidated balance sheet and at September 25, 1999 the TOPrS are classified as a liability subject to compromise on the accompanying condensed consolidated balance sheet.

As a result of the Company's failure to make interest payments on the Senior Notes, steering committees representing certain holders of the Senior Notes and the TOPrS were established. The Company engaged in extensive negotiations regarding a restructuring of the Company's indebtedness and capital equity structure. These negotiations resulted in an agreement in principle regarding the terms of the Company's restructuring and the filing of the petition in the Bankruptcy Court on February 26, 1999 and subsequently the filing, amendment and, under an order dated September 24, 1999, the confirmation by the Bankruptcy Court of the Company's Joint Plan of Reorganization (the "Joint Plan of Reorganization"). The Joint Plan of Reorganization only becomes effective upon its consummation. The Joint Plan of Reorganization allows the Company to reduce significantly its existing debt, pay all trade creditors in full and, under the direction of its current management team, proceed with its publishing and entertainment operations. Under the Joint Plan of Reorganization, the restructuring of the Company's indebtedness and revised capital structure will be provided for as follows:

o The Senior Notes will be converted into (i) a new secured note in the principal amount of $87.0 million due 2004, with interest at the rate of 10.75%, if paid in cash, or, at the Company's option for the first three years, 14.25% payable in kind, and (ii) 42.5% of the Company's new common stock to be issued post recapitalization, prior to dilution. The new note will be secured by the existing collateral already granted to the holders of the Senior Notes as well as certain additional collateral.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE B - Liquidity and Business Outlook (continued)
         ------------------------------
o The TOPrS indebtedness will be converted into 50% of the Company's new common stock to be issued post recapitalization, prior to dilution.
o The Golden Press Holdings, L.L.C. ("GPH") loan in the amount of $10.0 million will be converted into 5% of the Company's new common stock to be issued post recapitalization, prior to dilution.

Existing preferred and common shareholders will surrender their stock in exchange for out-of-the money warrants to purchase 5% of the new Company's stock to be allocated two-thirds to the preferred and one-third to the common shareholders, to be issued post recapitalization, prior to dilution. The restructuring also provides for a management stock incentive program for an amount of common stock equal to 10% of the common stock issued on the effective date of the Joint Plan of Reorganization. Of that amount, one-half (5%) will be allocated to senior management upon the effective date with the balance being made available for other management personnel and for future grants. Additionally, upon consummation of the Joint Plan of Reorganization, Richard E. Snyder's (the Company's current Chairman of the Board and Chief Executive Officer) employment agreement will be amended, as more fully disclosed in the Disclosure Statement and the exhibits thereto, and Mr. Snyder will receive, in consideration of his surrendering certain claims and rights under his current employment agreement, 2-1/2% of the Company's new common stock, among other things. The foregoing summary of the Joint Plan of Reorganization does not purport to be complete and is subject to the terms of the Joint Plan of Reorganization.

There can be no assurance that the Joint Plan of Reorganization as confirmed by the Bankruptcy Court will be consummated. Consummation of the Joint Plan of Reorganization will require the Company to complete negotiations regarding the terms of the new Senior Notes and complete its exit financing arrangements. If the Company is unable to consummate its Joint Plan of Reorganization within 120 days from September 1, 1999, the Company, its creditors and/or security holders may seek other alternatives for the Company, including the sale of the Company or parts thereof through an auction process.

The Debtors received approval from the Bankruptcy Court to pay in full satisfaction and on a timely basis, all undisputed pre-petition obligations to all of its current employees, including salaries, wages and benefits. Additionally, on March 25, 1999, the Bankruptcy Court gave final approval to a $55.0 million debtor-in-possession financing facility consisting of a $45.0 million credit facility and a $10.0 million term facility from The CIT Group (the "DIP Loan"). The DIP Loan is for an initial period of two years with annual renewals thereafter with interest rates ranging from the Prime Rate plus 1/8th of 1% to 5/8th of 1%. Additionally, the DIP Loan contains various financial covenants that the Company is required to maintain on a quarterly basis. The DIP Loan is secured by certain property, receivables and inventory of the Company. The Company utilized the proceeds from the DIP Loan to repay all outstanding amounts under the then existing Revolving Credit Facility (approximately $9.6 million) with the remainder available to fund operations during the pendency of the Chapter 11 proceedings.

The Company's Sturtevant, WI printing facility's capacity exceeds the Company's current needs. Because of the Company's inability to utilize the full capacity of the facility, among other reasons, the facility is burdened by high operating costs. The Company is negotiating the terms of agreements under which the Company would sell the principal assets associated with the Sturtevant, WI facility and the buyer would continue to manufacture certain of the Company's publishing products at the facility. In connection with the pending sale, the Company would be released from certain obligations relating to the operation of the facility. The agreements are subject to, among other things, the approval of the Bankruptcy Court, for which a hearing is scheduled on November 10, 1999. It is anticipated that the closing of the sale of the Sturtevant facility will occur before consummation of the Joint Plan of Reorganization.

As previously noted, the Company is currently operating its business under the supervision of the Bankruptcy Court and continuation of the Company as a going concern is contingent upon, among other things, the ability to comply with the DIP Loan and its ability to consummate the Joint Plan of Reorganization. Consummation of the Joint Plan of Reorganization will require the Company to obtain exit financing and to complete negotiations regarding the terms of the indenture governing the new $87.0

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE B -  Liquidity  and  Business  Outlook (continued)
          ---------------------------------

million secured note. Under the Joint Plan of Reorganization, exit financing is limited to $60.0 million as long as the new $87.0 million secured note is outstanding, and initially to $45.0 million. The Company is negotiating terms of such exit financing for up to $60.0 million. The Company has experienced recurring operating losses, working capital deficiencies, negative operating cash flow and is currently in default under all of its debt agreements. Those matters raise substantial doubt about the Company's ability to continue as a going concern. In the event the confirmed Joint Plan of Reorganization is consummated, continuation of the Company as a going concern is contingent on the Company's ability to maintain lower operating costs, return to profitability and to generate sufficient cash flow to meet its operational and financing requirements.

In January 1999, the Company sold its Coffeyville Distribution Center for approximately $2.2 million, which resulted in a gain of approximately $1.5 million. Additionally, the Company sold its operating facility in Canada for approximately $1.9 million, which resulted in a gain of approximately $1.9 million. The Canadian operation relocated to a leased facility after the sale. In April 1999, the Company sold its Adult Publishing business for approximately $11.0 million, which resulted in a gain of approximately $2.0 million. Such gains aggregating approximately $5.4 million were recorded as a gain on sale of assets in the accompanying condensed consolidated statement of operations for the nine month period ended September 25, 1999.


NOTE C - Liabilities Subject to Compromise and Reorganization Items
         ----------------------------------------------------------

Liabilities subject to compromise in the accompanying condensed consolidated balance sheet includes the following amounts at September 25, 1999:

Debt:
     Loan facility                                           $ 10,000
     Senior notes                                             150,000
     Guaranteed preferred beneficial interests in the
        Company's and Golden Books Publishing
        Company, Inc.'s Convertible Debentures                109,795
                                                             ---------
Total debt                                                    269,795
Other long-term liabilities (principally interest expense)     18,911
                                                             ---------
Total long-term liabilities subject to compromise            $288,706
                                                             ========

SOP 90-7 requires that the Company record all transactions incurred as a result of the Bankruptcy filing separately as reorganization items. Accordingly, reorganization items included in the condensed consolidated statement of operations and comprehensive loss includes the following for the three and nine month periods ended September 25, 1999 (in thousands):

                                       Three months ended    Nine months ended
                                       September 25, 1999    September 25, 1999
                                       ------------------    -------------------
    Professional fees                       $3,847                  $7,691
    Financing costs                            256                   1,810
    Shareholder lawsuit (see Note H)         1,250                   1,250
    Severance                                  477                     477
    Temporary help                               1                      94
    Other costs                                155                     155
    Interest income                         ------                 -------
                                               (64)                   (204)
                                           -------                 -------
                                            $5,922                 $11,273
                                           =======                 =======

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE C - Liabilities Subject to Compromise and Reorganization Items (continued)
         ----------------------------------------------------------

In accordance with SOP 90-7, the accompanying condensed consolidated balance sheet includes approximately: (i) $14.5 million classified as accounts payable,
(ii) $10.0 million classified as other current liabilities, (iii) $29.4 million classified as accumulated post-retirement benefit obligation and (iv) $14.2 million classified as deferred compensation and other deferred liabilities. Such amounts consist of pre-petition obligations for which the Company has received approval from the Bankruptcy Court to pay in full satisfaction on a timely basis upon the consummation of the Company's Joint Plan of Reorganization. The Company also stopped recording interest expense related to its debt facilities currently classified as liabilities subject to compromise effective February 26, 1999 in accordance with the requirements of SOP 90-7.

NOTE D - Inventories
         -----------

Inventories consisted of the following (in thousands)

                                       September 25,         December 26,
                                           1999                 1998
                                           ----                 ----
                                        (unaudited)
Raw materials                              $  2,161               $1,911
Work-in-progress                              2,381                2,914
Finished goods                               22,189               24,993
Film library                                  3,250                3,250
                                            $29,981              $33,068
                                       ============            =========


NOTE E - Debt
         ----

Senior Notes: The Company currently has outstanding $150.0 million principal amount of $7.65% Senior Notes due 2002 (the "Senior Notes"). As a result of various defaults, at December 26, 1998, the Senior Notes are classified as a current liability on the condensed consolidated balance sheet. In accordance with SOP 90-7 and as a result of the Bankruptcy filing, the Company stopped recording interest expense related to the Senior Notes effective February 26, 1999 and at September 25, 1999 the Senior Notes have been classified as a liability subject to compromise on the accompanying condensed consolidation balance sheet. As described in Note B, under the terms of the Joint Plan of Reorganization, the Senior Notes will be converted into (i) a new secured note in the principal amount of $87.0 million, due 2004, with interest at the rate of 10.75%, if paid in cash, or, at the Company's option for the first three years, 14.25% payable in kind, and (ii) 42.5% of the Company's new common stock to be issued post recapitalization, prior to dilution. The note will be secured by the existing collateral already granted to the holders of the Senior Notes as well as certain additional collateral.

Revolving Credit Facility: On June 3, 1998, the Company entered into a $30.0 million three-year revolving credit facility with NationsCredit ("Revolving Credit Facility"). As a result of various defaults, at December 26, 1998 the Revolving Credit Facility was classified as a current liability on the condensed consolidated balance sheet. As described in Note B, on March 25, 1999, the Company entered into the DIP Loan, a $55.0 million, three-year revolving credit ($45.0 million) and term facility ($10.0 million) with The CIT Group. The revolving credit and term facilities are for an initial period of two years with annual renewals thereafter with interest rates ranging from the Prime Rate plus 1/8% of 1% to 5/8% of 1%. Additionally, the facility provided for various financial covenants which the Company is required to maintain on a quarterly basis. The revolving credit and term facilities are secured by certain receivables and inventory of the Company. The Company utilized a portion of the proceeds from the DIP Loan to repay all of the then outstanding amounts under the Company's Revolving Credit Facility of approximately $9.6 million. At September 25, 1999, the Company has $18.9 million outstanding under the DIP Loan.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE E - Debt  (continued)
         ----

Loan Facility: On September 4, 1998, the Company entered into a $25.0 million loan facility with GPH (the "Loan Facility"). The Loan Facility permits Golden Books Publishing to borrow at its option, but subject to certain conditions, up to $25.0 million. Borrowings under the Loan Facility are guaranteed by the Company and secured by certain assets. Due to various defaults under the Loan Facility, at December 26, 1998, the Loan Facility was classified as a current liability on the condensed consolidated balance sheet. In accordance with SOP 90-7 and as a result of the Bankruptcy filing, the Company stopped recording interest expense related to the Loan Facility effective February 26, 1999 and at September 25, 1999 the Loan Facility has been classified as a liability subject to compromise in the accompanying condensed consolidated balance sheet. As described in Note B, under the Joint Plan of Reorganization, the Loan Facility in the amount of $10.0 million will be converted into 5% of the Company's new common stock to be issued post recapitalization, prior to dilution. Additionally, GPH will also waive and release the collateral extended to it with respect to the borrowings and will be relieved of its obligation to loan up to an additional $15.0 million to the Company.

NOTE F - Preferred Securities
         --------------------

During the eleven months ended December 28, 1996, the Company raised a total of $115.0 million through a private placement of Preferred Securities under Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Preferred Securities were issued by the Trust, a Delaware business trust financing vehicle. The Company owns all of the common securities of the Trust. The net proceeds of such offering, after commissions and expenses, were approximately $110.8 million. The Preferred Securities pay quarterly distributions at an annual distribution rate of 8 3/4% (subject to any deferral of interest payments on the Preferred Securities by the Company and Golden Books Publishing), have an aggregate liquidation preference of $115.0 million and are convertible at the option of their holders into Convertible Debentures, which are immediately convertible into Common Stock of the Company at an initial conversion price of $13.00 per share. In January 1999 certain holders of the Preferred Securities converted $5.2 million worth of Preferred Securities for 400,003 shares of the Company's Common Stock. At September 25, 1999 the Preferred Securities had a liquidation value of $109.8 million. The Convertible Debentures will mature August 20, 2016, and may be redeemed, in whole or in part, at any time after the occurrence of a Tax Event or on an Investment Company Event (as defined). Effective January 10, 1997, the Company registered the resale of the Preferred Securities with the Securities and Exchange Commission.

The Company and its subsidiary, Golden Books Publishing, are joint and several obligors of the Preferred Securities and the Company has fully and unconditionally guaranteed the Trust's obligations under the Preferred Securities. Separate financial statements of Golden Books Publishing are not presented in their entirety as the separate financial statements would not be materially different from the consolidated financial statements of the Company. Summarized financial statements of Golden Books Publishing as of September 25, 1999 and for the three and nine month periods ended September 25, 1999 and September 26, 1998 are as follows (in thousands):

                                              September 25,
                                                  1999
                                                  ----
Current                                             $96,263
Noncurrent assets                                   119,610
                                              -------------
     Total assets                                  $215,873
                                              =============
Current liabilities                                $219,965
Noncurrent liabilities                               46,297
                                                  ---------
Liabilities subject to compromise                   288,706
                                                  ---------
     Total liabilities                              554,968
Stockholders' deficit                              (339,095)
                                              -------------
     Total Liabilities and
         Stockholders' Deficit                     $215,873
                                              =============

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE F - Preferred Securities (continued)
         --------------------

                               Three Months Ended        Nine Months Ended
                               ------------------        -----------------
                        September 25, September 26,  September 25, September 26,
                            1999          1998          1999          1998
                            ----          ----          ----          ----
Revenues                  $42,445       $52,019       $109,069       $141,699
Gross profit               15,302         6,589         35,480         17,458
Loss before interest
 expense, interest
 income, reorganizational
 items and(benefit)
 provision for income
 taxes                     (2,886)      (17,566)       (11,978)       (61,555)
Reorganizational Items     (5,922)           --        (11,273)            --
                         ----------------------------------------------------
Net loss                 $(12,146)     $(25,839)      $(37,293)      $(84,294)
                         ========      ========       ========       ========


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

As a result of various defaults under the indenture governing the Preferred Securities, at December 26, 1998, the Preferred Securities are classified as a current liability on the accompanying condensed consolidated balance sheet. In accordance with SOP 90-7 and as a result of the Bankruptcy filing, the Company stopped recording interest expense related to the Preferred Securities effective February 26, 1999 and at September 25, 1999 the Preferred Securities have been classified as a liability subject to compromise on the accompanying condensed consolidated balance sheet. As described in Note B, under the terms of the Joint Plan of Reorganization as filed with the Bankruptcy Court, the Preferred Securities will be converted into 50% of the Company's new common stock to be issued post recapitalization, prior to dilution.

NOTE G - Loss Per Common Share
         ---------------------

Loss per common share was computed as follows:


                             Three Months Ended        Nine Months Ended
                             ------------------        -----------------
                      September 25, September 26,  September 25, September 26,
                          1999          1998          1999          1998
                          ----          ----          ----          ----
                      (In thousands except for per  (In thousands except for per
                              share data)                  share data)

Net Loss                $(9,396)       $(18,850)      $(29,292)    $(70,361)
Preferred dividend
  requirements              ----           (798)        (1,252)      (5,198)
                        --------       --------       --------     --------
Loss applicable to basic
  common stock          $(9,396)       $(19,648)       (30,544)      $(75,559)
                        =======        ========        =======       ========
Weighted average basic
  common shares
  outstanding            28,299          27,525         28,255         27,278
                        --------       --------       --------       --------
Loss per basic common
  Share                 $(0.33)          $(0.71)        $(1.08)     $   (2.77)
                        =======         =======        =======      ==========

In accordance with SOP 90-7 and as a result of the bankruptcy filing, the Company stopped recording the preferred dividend requirements related to the Series B Preferred Stock effective February 26, 1999.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE H - Contingencies
         -------------

On August 12, 1998, a class action complaint was filed in the United States District Court for the Southern District of New York on behalf of all persons who purchased the Common Stock of the Company between May 1997 and August 1998, inclusive. On October 7, 1998, holders of the Company's TOPrS filed a class-action complaint based on substantially identical allegations, which complaints were subsequently consolidated. On October 12, 1999, the Court approved a settlement of the consolidated actions. The Company has admitted no wrongdoing but paid $1,250,000 toward the settlement.

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

In consideration of the aforementioned matters, the Company has recorded accruals of approximately $7.0 million in the condensed consolidated balance sheet at September 25, 1999. While it is not feasible to predict or determine the outcomes of these matters, it is the opinion of management that the Company maintains adequate reserves in the condensed consolidated balance sheet at September 25, 1999.

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

NOTE I - Industry Segments
         -----------------

The Company reports results under three operating segments: Consumer Products, Entertainment and Commercial. The Company's Consumer Products segment is engaged in the creation, publication, manufacturing, printing and marketing of story and picture books, coloring books and other activity books, interactive electronic books and games, and products for children as well as multimedia "entertainment" products. The Company's foreign operations within the Consumer Products segment consists of a sales subsidiary in Canada and a small sales branch in the United Kingdom.

The Consumer Products segment includes the Company's Children's and Adult Publishing divisions (the Adult Publishing division was sold in April 1999 -- See Note B). The Entertainment segment includes the Company's extensive library of character-based family entertainment properties. The Entertainment segment's library is comprised of copyrights, distribution rights, trademarks or licenses relating to characters, television programs and motion pictures, both animation and live action, and includes individual specials and multiple episode series. The Commercial segment makes use of excess capacity in the Consumer manufacturing facility by providing printing and other services to third parties pending the sale of the Sturtevant printing facility. The Commercial segment is not considered to be a core business of the Company.

The Company evaluates performance based on several factors, of which the primary measure is operating segment earnings before interest, taxes, depreciation and amortization ("EBITDA").

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

NOTE I - Industry Segments (continued)
         -----------------

Information by industry segment is set forth below:

                                  Three Months Ended          Nine Months Ended
                        September 25, September 26,  September 25, September 26,
                            1999          1998           1999          1998
                            ----          ----           ----          ----
                                (In millions)                 (In millions)
Revenues:
   Consumer Products     $37.5           $41.0          $88.3         $111.9
   Entertainment           4.2             7.7           16.4           19.3
   Commercial              0.8             3.4            4.4           10.5
                      --------           -----         ------         ------
    Total Revenues       $42.5           $52.1         $109.1         $141.7
                      ========           =====         ======         =======
Gross Profit:
   Consumer Products     $14.0            $3.9          $26.7           $8.4
   Entertainment           1.3             2.8            8.8            9.1
   Commercial              ---             ---            ---            ---
                      --------           -----         ------         ------
    Total Gross Profit  $15.3            $6.7          $35.5           $17.5
                      ========           =====         ======         =======
SG&A
   SG&A before transi-
     tion costs          $18.2           $19.8          $53.0           $63.5
   Transition costs        ---             ---            ---             9.0
                      --------           -----         ------         ------
     Total SG&A          $18.2           $19.8          $53.0           $72.5
                      ========           =====         ======         =======
EBITDA
   Gross profit          $15.3            $6.7          $35.5           $17.5
   SG&A                  (18.2)          (19.8)         (53.0)          (72.5)
   Gain on sale of assets  ---             ---            5.4             ---
   Reorganization items   (6.0)            ---          (11.3)            ---
   Operating loss         (8.9)          (13.1)         (23.4)          (55.0)
   Depreciation &
    amortization           3.6             3.2           10.4             9.3
                      --------           -----         ------         ------
     EBITDA              $(5.3)          $(9.9)        $(13.0)         $(45.7)
                      ========           =====         ======         =======
Depreciation and
   Amortization:
   Consumer Products     $ 1.0            $1.0           $3.8            $3.3
   Entertainment           1.4             1.4            3.6             3.8
   Commercial              0.3             0.2            0.5             0.4
   Corporate               0.9             0.6            2.5             1.8
                      --------           -----         ------         ------
Total Depreciation
   & Amortization        $ 3.6            $3.2          $10.4            $9.3
                      ========           =====         ======         =======

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements as a result of many factors, including factors that may be beyond the Company's control. The Company is currently operating its business as debtor-in-possession under Chapter 11 of the United States Bankruptcy Code. Under an order dated September 24,1999 the Bankruptcy Court confirmed the Company's amended Joint Plan of Reorganization (the "Joint Plan of Reorganization") which becomes effective upon consummation. The Company's ability to continue as a going concern is contingent upon its ability to comply with its debtor-in-possession financing facility and its ability to consummate the Joint Plan of Reorganization. Consummation of the Joint Plan of Reorganization will require the Company, among other things, to complete negotiations regarding the terms of the indenture governing the new $87.0 million secured note called for under the plan and completing arrangements to obtain exit financing. If the Company's Joint Plan of Reorganization is consummated, continuation of the Company's business thereafter is dependent, among other things, on the Company's ability to maintain lower operating costs, return to profitability and generate sufficient cash flow to meet its operational and financing requirements. Other factors that may cause actual results of operations and future financial condition to differ from those expressed or implied in any forward-looking statements contained herein include loss of key licenses, adverse changes in relationships with key customers, the degree of acceptance of new product introductions, the level of product returns, changes in consumer preferences, such as the growth of computer-based products and consumer spending habits, competition from existing and potential competitors, pricing pressures, costs of labor and other costs and expenses, demographics and general economic conditions. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements contained herein or that may be made from time to time by or on behalf of the Company.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Golden Books Family Entertainment, Inc. and Subsidiaries (Debtor-In-Possession) (the "Company") at September 25, 1999 and for the three and nine month periods ended September 25, 1999 and September 26, 1998 and the related notes thereto.

Financial Condition, Liquidity and Capital Resources

As a result of incurring operating losses, working capital deficiencies and negative operating cash flows, the Company, in 1998, defaulted on its Senior Notes, Revolving Credit Facility, and other obligations.

The Company engaged in extensive negotiations with committees representing creditor groups regarding a restructuring of the Company's indebtedness and capital equity structure. These negotiations resulted in an agreement in principle regarding the terms of the Company's restructuring and the filing of the petition in the Bankruptcy Court on February 26, 1999 and subsequently the filing, amendment and, under an order dated September 24, 1999, the confirmation by the Bankruptcy Court of the Company's Joint Plan of Reorganization. The Joint Plan of Reorganization only becomes effective upon its consummation.

The condensed consolidated financial statements at September 25,1999 and for the three and nine month periods ended September 25,1999 have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filings, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Until consummation of the Joint Plan of Reorganization, there remains uncertainty regarding the Company's ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company's Joint Plan of Reorganization is consummated, continuation of the Company as a going concern is dependent, among other things, on the Company's ability to maintain lower operating costs, return to profitability and generate sufficient cash flow to meet its operational and financing requirements.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)


The Joint Plan of Reorganization allows the Company to significantly reduce its existing debt, pay all trade creditors in full and, under the direction of its current management team proceed with its publishing and entertainment operations. Under the Joint Plan of Reorganization, the restructuring of the Company's indebtedness and revised capital structure will be provided for as follows:

o The Senior Notes will be converted into (i) a new secured note in the principal amount of $87.0 million due 2004, with interest at the rate of 10.75%, if paid in cash, or, at the Company's option for the first three years, 14.25% payable in kind, and (ii) 42.5% of the Company's new common stock to be issued post recapitalization, prior to dilution. The new note will be secured by the existing collateral already granted to the holders of the Senior Notes as well as certain additional collateral.

o The Preferred Securities indebtedness will be converted into 50% of the Company's new common stock to be issued post recapitalization, prior to dilution.

o The Golden Press Holdings, L.L.C. loan in the amount of $10.0 million will be converted into 5% of the Company's new common stock to be issued post recapitalization, prior to dilution.

Existing preferred and common shareholders will surrender their stock in exchange for out-of-the money warrants to purchase 5% of the new Company's stock to be allocated two-thirds to the preferred and one-third to the common shareholders, to be issued post recapitalization, prior to dilution. The restructuring also provides for a management stock incentive program for an amount of common stock equal to 10% of the common stock issued on the effective date of the Joint Plan of Reorganization. Of that amount, one-half (5%) will be allocated to senior management upon the effective date with the balance being made available for other management personnel and for future grants. Additionally, upon consummation of the Joint Plan of Reorganization, Richard E. Snyder's (the Company's current Chairman of the Board and Chief Executive Officer) employment agreement will be amended, as more fully described in the Disclosure Statement and the exhibits thereto, and Mr. Snyder will receive, in consideration of his surrendering certain claims and rights under his current employment arrangements, 2-1/2% of the Company's new common stock, among other things. The foregoing summary of the Joint Plan of Reorganization does not purport to be complete and is subject to the terms of the Joint Plan of Reorganization as filed with the Bankruptcy Court.

There can be no assurance that the Joint Plan of Reorganization as confirmed by the Bankruptcy Court will be consummated. If the Company is unable to consummate its Joint Plan of Reorganization, the Company, its creditors and/or equity security holders may seek other alternatives for the Company, including the sale of the Company or parts thereof through an auction process. Consummation of the Joint Plan of Reorganization is dependent upon the completion of contractual arrangements for exit financing (up to $60.0 million) and the completion of negotiations regarding the terms of the indenture governing the new $87.0 million secured note.

The Bankruptcy Court approved a $55 million debtor-in-possession financing facility consisting of a $45 million credit facility and a $10 million term facility from The CIT Group (the "DIP Loan"). The DIP Loan is for an initial period of two years with annual renewals thereafter with interest rates ranging from the Prime Rate plus 1/8th of 1% to 5/8th of 1%. Additionally, the DIP Loan contains various financial covenants which the Company is required to maintain on a quarterly basis. The DIP Loan is secured by certain receivables and inventory of the Company. The Company utilized the proceeds from the DIP Loan to repay all outstanding amounts under the then outstanding NationsCredit Revolving Credit Facility (approximately $9.6 million) with the remainder anticipated to be utilized to fund operations during the pendency of the Chapter 11 proceedings.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)


Continuation of the Company as a going concern is contingent upon, among other things, the ability of the Company to consummate the final Joint Plan of Reorganization and the ability to comply with the DIP Loan. Consummation of the Joint Plan of Reorganization will require the Company to complete arrangements to obtain exit financing and to complete negotiations regarding the terms of the indenture governing the new $87.0 million secured note. Under the Joint Plan of Reorganization, exit financing is limited to $60.0 million as long as the new $87.0 million secured note is outstanding, and initially to $45.0 million. The Company is negotiating terms of such exit financing for up to $60.0 million.

The Company's Sturtevant, WI printing facility's capacity exceeds the Company's current needs. Because of the Company's inability to utilize the full capacity of the facility, among other reasons, the facility is burdened by high operating costs. The Company is negotiating the terms of agreements under which the Company would sell the principal assets associated with the Sturtevant, WI facility and the buyer would continue to manufacture certain of the Company's publishing products at the facility. In connection with the pending sale, the Company would be released from certain obligations relating to the operation of the facility. The agreements are subject to, among other things, the approval of the Bankruptcy Court, for which a hearing is scheduled on November 10, 1999. The closing of the sale is expected to result in substantial additional reorganization costs. The Company believes that following the closing of the sale of the Sturtevant facility future cash flows will be improved. It is anticipated that the closing of the sale of the Sturtevant facility will occur before consummation of the Joint Plan of Reorganization. If the sale of the Sturtevant Facility is not closed, the Company will continue to experience high manufacturing costs.

During 1999, the Company continued its disposition of non-core assets with the sale of its Coffeyville Distribution Center for approximately $2.2 million, which resulted in a gain of approximately $1.5 million. Additionally, the Company sold its operating facility in Canada for approximately $1.9 million, which resulted in a gain of approximately $1.9 million. The Canadian operation relocated to a leased facility after the sale. In April 1999, the Company sold its Adult Publishing business for approximately $11.0 million, which resulted in a gain of approximately $2.0 million. Such gains of approximately $5.4 million were recorded in gain on sale of assets in the Company's condensed consolidated statement of operations and comprehensive loss for the nine months ended September 25, 1999.

Assuming the Joint Plan of Reorganization is consummated, the Company is expected to adopt "Fresh Start Accounting" in accordance with SOP 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7").

At September 25, 1999, working capital was approximately $6.4 million as compared to a working capital deficiency of approximately $(264.3) million at December 26, 1998. The increase in working capital is primarily attributable to the reclassification of the Company's debt facilities and accrued interest from current liabilities at December 26, 1998 to liabilities subject to compromise at September 25, 1999 in accordance with the requirements of SOP 90-7.

Cash Flow for the nine months ended September 25, 1999 utilized cash of approximately $10.7 million compared to cash utilized of approximately $42.4 million for the nine months ended September 26, 1998. The improvement in cash flow is primarily attributable to the Company's reduction in operating loss, proceeds from the sale of assets of approximately $11.5 million, a decrease in inventory and an increase in accounts payable. Additionally, the nine months ended September 25, 1999 included proceeds from the DIP loan of $18.9 million. Reorganization costs were $11.3 million for the nine months ended September 25, 1999. Acquisitions of property, plant and equipment were approximately $1.7 million during the nine months ended September 25, 1999, as compared to approximately $11.8 million during the nine months ended September 26, 1998. Additions to the Company's film library were approximately $0.9 million during the nine months ended September 25, 1999 as compared to approximately $3.8 million during the nine months ended September 26, 1998.

GOLDEN BOOKDS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

Three months ended September 25, 1999 compared to three months ended September 26, 1998

The Company reports results under three operating segments; the (i) Consumer Products; (ii) Entertainment; and (iii) Commercial segments. The Consumer Products segment includes the Children's and Adult Publishing Divisions (the Adult Publishing division was sold in April 1999 -- see above). The Entertainment segment includes the Company's extensive library of character-based family entertainment properties. The Entertainment segment's library is composed of copyrights, distribution rights, trademark or licenses relating to characters, television programs and motion pictures, both animation and live action, and includes individual specials and multiple episodes. The Commercial segment makes use of excess capacity in the Consumer manufacturing facility by providing printing and other services to third parties pending the sale of the Sturtevant printing facility. The Commercial segment is not considered to be a core business of the Company.

Revenues

Total revenues for the three months ended September 25, 1999 decreased $9.6 million (19%) to $42.5 million compared to $52.1 million for the three months ended September 26, 1998. The Company believes that the revenue decline is partially attributable to the continuing impact of the February 26, 1999 Bankruptcy filing.

Consumer Products revenues decreased $3.5 million (9%) to $37.5 million for the three months ended September 25, 1999 compared to $41.0 million for the three months ended September 26, 1998. Children's Publishing revenues decreased $0.6 million to $37.5 million for the three months ended September 25, 1999 compared to $38.1 million for the three months ended September 26, 1998. The decline in Children's Publishing revenue is mainly attributable to the Company's strategic focus on changing the product mix towards more profitable product. The Company also experienced decreases in sales related to key license products, reduced purchases by certain mass retailers (including Wal-Mart, Toys R Us, and Caldor) and an overall decrease in the bookclub business. Additionally, in 1998 the Company recorded 7.7 million in gross sales due primarily to sales related to major promotions based on Disney's motion picture "A Bug's Life" and video feature "Simba's Pride". The majority of these decreases were offset by increased revenues generated from the initial September 1999 launch of the "Pokemon" license which generated gross revenues of $15.4 million for the three months ended September 25, 1999, a price increase on certain product lines in January 1999 and the launch of a new novelty product line in 1999. The three months ended September 26, 1998 included revenues from the Adult Publishing business totaling approximately $2.9 million. The Adult Publishing business was sold in April 1999. Accordingly, the three months ended September 25, 1999 do not include any revenue generated from the Adult Publishing business.

Entertainment revenues decreased $3.5 million (46%) to $4.2 million for the three months ended September 25, 1999 compared to $7.7 million for the three months ended September 26, 1998. The decrease is primarily attributable to fewer new releases in 1999 as compared to 1998, which saw greater revenue generated from the sale of new "Madeline" videos. The decrease was partially offset by a $0.1 increase in merchandising revenue for the period.

Commercial Products revenues decreased $2.6 million (77%) to $0.8 million for the three months ended September 25, 1999 compared to $3.4 million for the three months ended September 26, 1998.

Gross Profit

Total gross profit increased $8.6 million to $15.3 million for the three months ended September 25, 1999 from $6.7 million for the three months ended September 26, 1998. As a percentage of revenues, total gross profit margin increased to 36% for the three months ended September 25, 1999 from 13% for the three months ended September 26, 1998. The increase was primarily attributable to improved gross profit margins in the Consumer Products Segment offset by decreased gross profit in the Entertainment Segment as described below.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)


Consumer Products gross profit increased $10.1 million to $14.0 million for the three months ended September 25, 1999, compared to $3.9 million for the three months ended September 26, 1998. As a percentage of revenues, Consumer Products gross profit margin increased to 38% for the three months ended September 26, 1999 from 10% for the three months ended September 26, 1998. The improvement in gross profit margin was primarily attributable to a change in the product mix toward more profitable formats including the new "Pokemon" formats, a price increase in January 1999 and reduced manufacturing and pre-production costs. This improvement was partially offset by unfavorable capacity utilization in the Sturtevant manufacturing facility.

Entertainment gross profit decreased $1.5 million to $1.3 million for the three months ended September 25, 1999 compared to $2.8 million for the three months ended September 26, 1998. As a percentage of revenues, the gross profit margin decreased to 31% for the three months ended September 25, 1999 compared to 37% for the three months ended September 26, 1998. The decrease resulted primarily from decreased home video license revenue.

The Commercial Products Segment utilizes the Company's manufacturing facility and third party manufacturers to provide printing, graphic and distribution services to both the Company and third parties. Commercial cost of sales approximates revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.6 million to $18.2 million for the three months ended September 25, 1999 compared to $19.8 million for the three months ended September 26, 1998. This decrease is primarily a result of various management initiatives that have streamlined operations and reduced overhead costs.

Reorganization Items

Reorganization items related to the Chapter 11 proceedings of $6.0 million includes $3.8 million in professional fees and $1.3 million related to the settlement of a lawsuit as described in Note H, among other costs, partially offset by interest income.

Interest Expense, Net

Interest income for the three months ended September 25, 1999 decreased approximately $0.2 million to $10,000 from $0.2 million for the three months ended September 26, 1998. The decrease in interest income was attributable to lower cash and cash equivalent balances throughout the period.

Interest expense for the three months September 25, 1999 decreased by $5.6 million to $0.4 million, as compared to $6.0 million (including the distributions on the guaranteed preferred beneficial interest in the Company's and Golden Books Publishing's Convertible Debentures) for the three months ended September 26, 1998. The Company stopped recording interest expense relating to its debt facilities effective February 26, 1999 in accordance with the requirements of SOP 90-7.

Income Tax

The provision for income taxes was $0.1 for the three months ended September 25, 1999 compared to a benefit of $(0.2 million) for the three months ended September 26, 1998.

Net Loss

The net loss for the three months ended September 25, 1999 was $(9.4) million, or $(0.33) per basic common share, compared to a net loss of $(18.9) million, or $(0.77) per basic common share, for the three months ended September 26, 1998. The decrease in net loss is attributable to the factors described above.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)


Nine months ended September 25, 1999 compared to nine months ended September 26, 1998

Revenues

Total revenues for the nine months ended September 25, 1999 decreased $32.6 million (23%) to $109.1 million compared to $141.7 million for the nine months ended September 26, 1998. The Company believes that the revenue decline is partially attributable to the continuing impact of the February 26, 1999 Bankruptcy filing.

Consumer Products revenues decreased $23.6 million (29%) to $88.3 million for the nine months ended September 25, 1999 compared to $111.9 million for the nine months ended September 26, 1998. Children's Publishing revenues decreased $20.2 million to $84.9 million for the nine months ended September 25, 1999 compared to $105.1 million for the nine months ended September 26, 1998. The decline in Children's Publishing revenue is mainly attributable to the Company's strategic focus on changing the product mix towards more profitable product. Additionally, the Company experienced decreases in sales related to key license products, reduced purchases by certain mass retailers (including Wal-Mart, Toys R Us, and Caldor), an overall decrease in the bookclub business and reduced international sales. These decreases were partially offset by increased revenues generated from the initial September 1999 launch of the "Pokemon" license, a price increase on certain product lines in January 1999 and the launch of a new novelty product line in 1999. Revenues from the Adult Publishing business decreased $3.6 million to $3.2 million for the nine months ended September 25, 1999 compared to $6.8 million for the nine months ended September 26, 1998. The Company sold the Adult Publishing business in April 1999. Accordingly, the nine months ended September 25, 1999 do not include any revenue generated from the Adult Publishing business after the sale.

Entertainment revenues decreased $2.9 million (15%) to $16.4 million for the nine months ended September 25, 1999 compared to $19.3 million for the nine months ended September 26, 1998. The decrease is primarily attributable to fewer new home video releases in 1999 as compared to 1998, which saw greater revenue generated from the sale of new "Madeline" videos. The decrease is partially offset by an increase in television related revenues relating to a multi-year contract for the USA broadcasting rights for Frosty the Snowman and Rudolph the Red Nosed Reindeer and increased merchandising revenues.

Commercial Products revenues decreased $6.1 million (59%) to $4.4 million for the nine months ended September 25, 1999 compared to $10.5 million for the nine months ended September 26, 1998.

Gross Profit

Total gross profit increased $18.0 million (103%) to $35.5 million for the nine months ended September 25, 1999, from $17.5 million for the nine months ended September 26, 1998. As a percentage of revenues, total gross profit margin increased to 33% for the nine months ended September 25, 1999 from 13% for the nine months ended September 26, 1998. The increase was attributable to improved gross profit margins in the Consumer Products Segment offset by decreased gross profit margins in the Entertainment Segment as more fully described below.

Consumer Products gross profit increased $18.3 million to $26.7 million for the nine months ended September 25, 1999, compared to $8.4 million for the nine months ended September 26, 1998. As a percentage of revenues, Consumer Products gross profit margin increased to 31% for the nine months ended September 25, 1999 from 8% for the nine months ended September 26, 1998. The improvement in gross profit margin was primarily attributable to a change in the product mix toward more profitable formats, a price increase in January 1999, and reduced manufacturing and pre-production costs. This improvement was partially offset by unfavorable capacity utilization in the Sturtevant manufacturing facility.

Entertainment gross profit decreased $0.3 million (4%) to $8.8 million for the nine months ended September 25, 1999 compared to $9.1 million for the nine months ended September 26, 1998. As a percentage of revenues, the gross profit margin increased to 54% for the nine months ended September 25, 1999 compared to 48% for the nine months ended September 26, 1998. The decrease resulted primarily from the decreased home video revenue.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)


The Commercial Products Segment utilizes the Company's manufacturing facility and third party manufacturers to provide printing, graphic and distribution services to both the Company and third parties. Commercial cost of sales approximates revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $19.5 million to $53.0 million for the nine months ended September 25, 1999 compared to $72.5 million (including one-time transition costs of $9.0 million) for the nine months ended September 26, 1998. This decrease is primarily a result of various management initiatives that have streamlined operations and reduced overhead costs.

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

Reorganization Items

Reorganization items related to the Chapter 11 proceedings of $11.3 million includes $7.7 million in professional fees, $1.8 million in financing costs primarily related to the DIP Loan and $1.3 million related to the settlement of a lawsuit as described in Note H, among other costs, partially offset by interest income.

Interest Expense, Net

Interest income for the nine months ended September 25, 1999 decreased $1.0 million to $0.2 million from $1.2 million for the nine months ended September 26, 1998. The decrease in interest income was attributable to lower cash and cash equivalent balances throughout the period.

Interest expense (including the distributions on the guaranteed preferred beneficial interest in the Company's and Golden Books Publishing's Convertible Debentures, for the nine months ended September 25, 1999 decreased by $11.6 million to $5.4 million, as compared to $17.0 million for the nine months ended September 26, 1998. The Company stopped recording interest expense relating to its debt facilities effective February 26, 1999 in accordance with the requirements of SOP 90-7.

Income Tax

The provision for income taxes was $0.7 million for the nine months ended September 25, 1999 compared to a benefit of $(0.5 million) for the nine months ended September 26, 1998. The increase in the provision for income taxes for the nine months ended September 25, 1999 relates primarily to gains recognized on certain asset dispositions in Canada, where the Company files separate tax returns.

Net Loss

The net loss for the nine months ended September 25, 1999 was $(29.3) million, or $(1.08) per basic common share, compared to a net loss of $(70.7) million, or $(2.77) per basic common share, for the nine months ended September 26, 1998. The decrease in net loss is attributable to the factors described above.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)


Year 2000 Compliance

IT SYSTEMS AND APPLICATIONS. The principal IT systems and applications of the Company affected by Year 2000 issues are Order Processing, Purchasing, Manufacturing, Distribution Systems and Financial Systems. The Company has completed the replacement phase related to Order Processing, Purchasing, Manufacturing and Distribution. A significant majority of the financial systems have been replaced. Remediation and testing continue a smaller portion of the remaining applications Contingency Planning is complete with regard to all systems and Implementation phases should be substantially completed by the end of 1999. In addition, the Company has implemented the remainder of Year 2000 remediated IT systems and applications based on assessments as of September 30, 1999.

Excluding normal system upgrades, the Company estimates that total costs for conversion and testing of new or modified IT systems and applications will aggregate approximately $2.0 million to $2.4 million of which an aggregate of $1.6 million had been incurred to date.

NON-IT SYSTEMS AND EQUIPMENT. The principal non-IT systems and equipment of the Company which utilizes embedded technology affected by Y2K issues include: security systems, elevator systems, HVAC, phone systems, business machines, printing press equipment and distribution systems. The Company has completed the Assessment of its principal non-IT equipment. Remediation, where applicable has been completed. The Company has incurred nominal costs for modifying or replacing systems and equipment in this area.

MATERIAL THIRD PARTY RELATIONSHIPS. Material third party suppliers/vendors affected by Year 2000 issues relates primarily to paper and printing supplies, distribution/delivery services, fulfillment, licensing and financial services. The Assessment phase for determining the Year 2000 readiness of the Company's principal suppliers is substantially complete. Concentration has been centered on mission critical vendors without whom the Company would be at risk for doing business.

Substantially all of the Company's principal suppliers have reported that they have initiated Year 2000 programs. The Company has sought further updates from these parties to attempt to ascertain the adequacy of their programs as it relates to the Company including personal contact interviews for those mission critical suppliers. The Company has developed contingency plans, to the extent necessary, with respect to its principal third party suppliers. Costs to the Company in this area, excluding costs due to unanticipated third party Year 2000 problems, will principally consist of internal staff costs, which are not expected to be material.

Including the costs set forth above, the Company estimates that total program costs for implementing its Year 2000 program will be $2.1 million to $2.5 million, of which total program costs to date have been $1.7 million. These costs include costs related to the matters above, as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the Company for the Year 2000. The costs do not include internal staff costs incurred or to be incurred in connection with the implementation of the program. Costs are and will continue to be expensed or capitalized as incurred, and cash generated from the Company's operations or borrowings under its credit agreements will fund such future costs. Based on the current progress of the Company's Year 2000 program, the Company anticipates its Year 2000 program to be substantially completed by December 1999. The cost of the Company's Year 2000 program and the dates provided herein are based on management's best estimates, which were derived utilizing numerous assumptions of future events, many of which are beyond the Company's control.

The failure to correct a material Year 2000 problem could result in an interruption in certain normal business activities or operations of the Company. Such interruptions could materially and adversely affect the Company's financial condition, results of operations and cash flows. Based on current plans and assumptions which include contingency plans for certain types of interruptions, the Company does not expect that the Year 2000 issue will have an adverse impact on the Company as a whole. Due to the general uncertainty inherent in the Year 2000 problem, however, there can be no assurance that all Year 2000 problems will be foreseen and corrected, or if foreseen, corrected on a timely basis, or that no material disruption to the Company's business or operations will occur. Further, the Company's expectations are based on the assumption that there will be no general failure of external local, national or international systems
(including  power,  communication,   postal  or  other

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

transportation  systems) necessary for the ordinary conduct of business.

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

ITEM 3.  DEFAULT UPON SENIOR NOTES

         See Note B

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits:
                    --------

Exhibit Number             Description
--------------             -----------

2.1 Modification of Debtors' Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated September 1, 1999 (Incorporated by reference to Exhibit 2.2 of the Company's 8-K date of earliest event reported September 24, 1999).

2.2 Order Confirming Debtors' Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated September 24, 1999 (Incorporated by reference to Exhibit 2.1 of the Company's 8-K date of earliest event reported September 24, 1999).


2.3 Order and Final Judgement, Dated October 12, 1999 (Incorporated by reference to Exhibit 2.4 of the Company's 8-K date of earliest event reported September 24, 1999).

27.1  Financial Data Schedule

              (b)   Reports on Form 8-K:
                    Report date of earliest event reported September 24, 1999

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)


                                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                 GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.



November 9, 1999                 /s/ Richard E. Snyder
                                 Richard E. Snyder
                                 Chairman of the Board, President and
                                 Chief Executive Officer



November 9, 1999                 /s/ Colin Finkelstein
                                 Colin Finkelstein
                                 Chief Financial Officer
                                 [Principal financial and accounting officer]