Form 10-K
period 1999-12-25
GOLDEN BOOKS FAMILY ENTERTAINMENT INC
filed 2000-03-24
CIK 790706

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 25, 1999

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the transition period from ...... to ......

                         Commission file number 0-14399

                     Golden Books Family Entertainment, Inc.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      06-1104930
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

888 Seventh Avenue, 40th Floor, New York, New York                       10106
--------------------------------------------------                       -----
    (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (212) 547-6700
                                                     -------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $ .01 per share
---------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| or No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $14,521,349, computed by reference to the bid price as quoted on the OTC Bulletin Board on March 20, 2000 of approximately $1 13/16.* As of March 17, 2000, 10,233,889 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

--------
* For purposes of this calculation, all outstanding shares of Common Stock have been considered held by non-affiliates other than the 2,219,901 shares held by directors and certain principal shareholders. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

            GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

                                December 25, 1999

                                      INDEX

PART I

ITEM 1.  BUSINESS..............................................................1
ITEM 2.  PROPERTIES............................................................9
ITEM 3.  LEGAL PROCEEDINGS....................................................10
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................12

PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATEDSTOCKHOLDER MATTERS...........................................13
ITEM 6.  SELECTED FINANCIAL DATA..............................................14
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................16
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........27
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................28
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.............................................29

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................29
ITEM 11. EXECUTIVE COMPENSATION...............................................31
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......34
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................36

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......37

                                     PART I

In February 1999, Golden Books Family Entertainment, Inc. (the "Company" or the "Registrant") reached an agreement with its major creditors pursuant to which its then existing long-term debt would be significantly reduced and its existing trade obligations would be paid in full. In accordance with that agreement, the Registrant, as well as Golden Books Publishing, Inc and Golden Books Home Video, Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code"). See "Item I. Business-Recent Events" below. Significant components of the Amended Joint Plan of Reorganization (as hereinafter defined) were approved by the Bankruptcy Court on December 22, 1999. On January 27, 2000, the Company formally emerged from protection under the Bankruptcy Code upon the consummation of the Amended Joint Plan of Reorganization. The Company has applied the reorganization and fresh-start reporting adjustments as required by SOP 90-7 to the consolidated balance sheet as of December 25, 1999 (the "Effective Date").

Under fresh start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the Effective Date.

As used herein, Successor Company refers to Golden Books Family Entertainment, Inc. and subsidiaries from the Effective Date and Predecessor Company refers to Golden Books Family Entertainment, Inc. and subsidiaries prior to the Effective Date.

                                ITEM 1. BUSINESS

The Company publishes, produces, licenses and markets an extensive range of children's books and family related entertainment products. The Company currently has two business segments, which it operates primarily through its principal operating subsidiary, Golden Books Publishing Company, Inc. ("Golden Books Publishing"): (1) Consumer Products, which includes its Children's Publishing and, until its sale in April 1999, Adult Publishing divisions, and
(2) Entertainment, which operates as the Golden Books Entertainment Group ("GBEG") division. The Company previously maintained a third business segment (Commercial Products), until the sale of its Manufacturing facility in November 1999 (See "Item I. Business-Recent Events" below), which provided printing, graphic, creative and distribution services to third parties. For certain financial information with respect to the Company's business segments see Note 19 to the Company's Consolidated Financial Statements contained herein.

Consumer Products

Children's Publishing. The Company is the largest publisher of children's books in the North American retail market and has published its flagship product line, "Little Golden Books", for over 50 years. The Children's Publishing division produces storybooks, coloring/activity books, puzzles, educational workbooks, reference books, novelty books and chapter books. The products of the Children's Publishing division utilize both owned (in whole or in part) characters, such as The Poky Little Puppy and Lassie, and characters licensed by the Company from third parties, such as Disney (Tarzan, Toy Story 2), Nintendo (Pokemon), Mattel (Barbie) and Mercer Mayer (Little Critters).

The Children's Publishing division's products have traditionally been designed primarily for children up to age seven and have been distributed mainly through mass market channels (which include national discount store chains, such as Wal-Mart, K-Mart, Target and Toys "R" Us). The Company also sells children's products through bookstores and other retailers (children's educational specialty retailers, toy stores, supermarkets, drugstores and warehouse clubs), special markets (such as school book clubs, school book fairs, paperback jobbers, catalogues and educational institutions) and international channels.

The Children's Publishing products fall into three broad categories: (i) "Classic," (ii) education and reference and (iii) trade and novelty products.

(i)  Classic Products

The Company's Classic category of products consists of storybooks and coloring/activity books and products, as described below. This category of products accounts for the largest share of the Company's Children's Publishing revenues and unit sales. Most products in the Classic category are high volume products that carry a retail price under $5.00. During 1999 and the beginning of 2000, the Company continued to introduce new Classic products with higher price points which were sold through mass market channels, bookstores and specialty retail stores. The Company instituted price increases January 1, 1999 and again on January 3, 2000 on selected products, principally in the Classic Category and has continued to change its product mix and move toward more profitable product.

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

(ii) Education and Reference

The Company's education and reference products consist of Road to Reading (a level reading series), workbooks, flashcards and reference books. The Company's workbook and flashcard products have retail price points between $2.00 and $3.50 and its Road to Reading books have retail price points between $4.00 and $5.00. All such products are sold primarily through mass market outlets, although the Company continues to take advantage of sales opportunities for these products through bookstores, specialty retail and special markets distribution channels. The Company first began publishing its Road to Reading level reading series in 1998 using its existing characters and titles, as well as licensed characters such as Barbie. In early 2000, the Company introduced a new line of Pokemon workbooks.

(iii) Trade and Novelty Products

The Company's current product offerings in this category consist of flap books, pop-up books, book plus products, multiple format books and treasuries. Most products in this category are in the $5.00 to $15.00 retail price range and are primarily distributed through bookstores, specialty retail stores and special markets.

The Company continues to expand its product offerings in the trade and novelty category, with an emphasis on products featuring the Company's proprietary characters. The Company believes that significant sales opportunities for its higher priced trade and novelty products exist through bookstores, mass market, special market and international distribution channels.

Adult Publishing. Until its sale in April 1999, the Company's Adult Publishing division published trade books targeted at adults focusing on hobbies, parenting and the family.

Licensing and Publishing Agreement Developments. In December 1998, the Company signed a license agreement with Disney, amending the then existing terms of the license agreement the Company had entered into with Disney in 1997. The Disney agreement allows the Company to use, in selected product categories and until December 31, 2000, all of Disney's animated characters, including Mickey Mouse, Winnie the Pooh and Pinocchio and characters from Disney feature films such as The Little Mermaid, The Lion King, Aladdin, The Hunchback of Notre Dame and Toy Story, as well as characters from recent releases such as Tarzan, Toy Story 2 and A Bug's Life.

On March 21, 2000, the Company announced that the Amended Disney License Agreement would not be renewed and will thus expire on December 31, 2000 (the "Expiration Date"). In accordance with the rights and obligations of the Company under the Amended Disney License Agreement, commencing on the Expiration Date, the Company will have a 13 month period, expiring on January 31, 2002 (the "Sell-off Period") in which it can continue to sell Disney licensed product manufactured by the Company until the Expiration Date. Until the Amended Disney License Agreement expires, all rights and obligations of the Company will remain in effect and the Company will continue to honor all terms of the Amended Disney License Agreement through the Sell-off Period. In Fiscal 1999, the sales of Disney licensed product accounted for slightly less than 20% of the Company's net sales. The Company believes the termination of the Amended Disney License Agreement will enable it to continue its change toward more profitable product. The Company does not believe that the expiration of the Amended Disney License Agreement will have a negative impact in Fiscal 2000. While the Company is currently evaluating the long-term impact of the expiration of the Amended Disney License Agreement, the Company believes that anticipated lost revenues due to the expiration of this agreement can be mitigated over time from increased revenues generated from other licensed products as well as increased sales of proprietary product.

In September 1999, the Company entered into a licensing agreement with Nintendo North America, Inc. pursuant to which the Company is permitted to use, in selected product categories, all of Ninetendo's animated Pokemon characters. In addition, the Company is currently discussing with Nintendo an expansion of the use of Pokemon product lines currently under license. The Company also maintains a licensing agreement for the educational television series Between the Lions, anticipated to debut on PBS in Fall 2000.

The Company has an agreement with Mattel that allows the Company to use, in selected product categories, the Barbie character.

The Company has an agreement with Warner Brothers that allows the Company to use, in selected product categories, the Scoobie-Doo and Powerpuff Girls characters.

A majority of the Company's revenues are generated from the licensing of characters from third parties. Typically, the licenses granted by third parties to the Company are for varying terms and may be terminated by the licensor only upon a breach by the Company of its obligations under the license.

Entertainment

The Company generates entertainment revenues from the Golden Books Entertainment Group ("GBEG") division by (i) selling its video products, (ii) licensing properties from its film library to third parties, both domestically and internationally, for use on television, on home video and in ancillary media and
(iii) licensing properties from its library for merchandise and the exploitation of certain music publishing rights. The Company sold its McSpadden Smith music publishing business in December 1999, but still maintains certain music publishing rights. GBEG's film library is comprised of copyrights, distribution rights, trademarks and licenses relating to characters, television programs and motion pictures, both animation and live action, and includes individual specials and multiple episode series. Among the film library characters are Rudolph the Red-Nosed Reindeer, Frosty the Snowman, Santa Claus Is Coming to Town, Lassie, Underdog, The Lone Ranger, Tennessee Tuxedo, Shari Lewis' Lambchop and Hush Puppy. The film library also contains 26 half-hour episodes of Felix the Cat, and 52 half-hour episodes of Abbott and Costello.

The existing licenses granted to third parties in respect of the GBEG division's properties generally cover a limited time period, typically two to three years in duration. GBEG's licenses are typically narrow, allowing the same property to be simultaneously licensed to multiple parties for different purposes thus allowing GBEG to maximize license revenue from the properties in its film library. During 1999, the Company entered into a licensing agreement with a major broadcast network, granting the network a multi-year license for the USA broadcast rights to Frosty the Snowman and Rudolph the Rednosed Reindeer.

Commercial Products

Until the sale of its Manufacturing Facility (as defined below) in November 1999, the Company, through the Commercial Products Division of its wholly owned subsidiary, Golden Books Publishing, provided creative, printing and publishing services to third parties.

Distribution and Sales

The Company's Children's Publishing products are distributed through (i) mass market, both directly and through independent distributors, (ii) bookstores and specialty retail stores, (iii) special markets, such as book clubs and internet distributors, and (iv) international distribution channels. Historically, mass market distribution has accounted for, and continues to account for, the largest portion of children's publishing product sales. Among the Company's largest customers in 1999 were Wal-Mart, K-Mart, Target and Toys "R" Us. To a lesser extent, the Company has distributed its Children's Publishing products through other domestic distribution channels.

Internationally, the Company distributes its Children's Publishing products mainly through third parties and through a wholly-owned subsidiary in Canada. The Company's sales in Canada account for the majority of its international sales revenues.

The GBEG division exploits its film library assets through all media and territories worldwide directly or through sub-distributors. GBEG's series, specials, and features are licensed directly to domestic and international broadcasters (terrestrial, cable and satellite) and home video distributors through an internal program distribution staff. Sub-agents have been appointed in specific territories on a case-by-case basis. Similarly, product licensing and merchandising is conducted by an internal department with occasional use of outside agents. The GBEG division maintains a long-term distribution agreement with Sony Wonder, a division of Sony Music, under which Sony Wonder produces and distributes the GBEG division's children's home video and audio products, with the Company receiving the gross proceeds, less Sony's manufacturing cost and a distribution fee.

Competition

The children's publishing market is highly competitive. Competition is based primarily on price, quality, distribution, marketing and licenses. In mass market sales, the Company faces competition primarily from smaller competitors, including, (i) but not limited to, Landoll, Inc., in the coloring/activity category and (ii) School Zone Publishing Co. and Publications International, Ltd, in the educational workbook category. In the trade and specialty trade categories, the Company's principal competitors are Random House, Inc., Simon & Schuster, Inc., Scholastic Corp. and HarperCollins Publishers, Inc. The Company also competes for a share of consumer spending on children's entertainment and educational products against companies that market a broad range of products utilizing a broad range of technologies that are unrelated to those marketed by the Company, such as computer-based products. The market for licenses from third parties is also highly competitive and the Company competes against many other licensees for significant licenses. Many of the Company's current competitors have greater financial resources than the Company and, in selected markets, greater experience than the Company. Many of the markets in which the Company operates contain a number of competing entities, many of which may have greater financial resources and experience with respect to these markets than the Company.

The GBEG division faces strong competition from other independent licensing agencies and from the in-house licensing divisions of motion picture and television studios. Additionally, the GBEG division faces intense competition for available creative personnel, distribution channels and financing including motion picture studios, television networks and independent production companies, many of which have greater financial resources than the Company.

Manufacturing

The Company manufactured the majority of its Children's Publishing products at its manufacturing facility in Sturtevant, WI, (the "Manufacturing Facility") with additional components and services obtained from third party vendors in the United States and abroad. As a result of the decline in the revenues of the Children's Publishing division, the Manufacturing Facility exceeded the Company's existing needs. Because of the Company's inability to utilize the full capacity of the Manufacturing Facility, among other reasons, the Manufacturing Facility was burdened by high operating costs. As a result, in November 1999, the Company sold its Manufacturing Facility to a third party printer. See "Item
2. Properties". Simultaneously with the sale of the Manufacturing Facility, the Company and the buyer entered into a printing services agreement. Pursuant to the terms of the printing services agreement, the Company is obligated to purchase a substantial portion of the Company's existing product from the buyer. The Company continues to maintain relationships with other printers and suppliers of additional components and services in the United States and abroad.

Employees

The Company and its subsidiaries currently have approximately 560 employees, calculated on a full-time equivalent basis none of whom are represented by labor unions.

In connection with the production of storybooks and coloring/activity books, the Company typically hires writers, illustrators and other creative talent on a freelance, work-for-hire basis to complete its projects.

Recent Events

Amended Joint Plan of Reorganization

In February 1999, the Company reached an agreement with its major creditors pursuant to which its then existing long-term debt would be significantly reduced and its existing trade obligations would be paid in full. In accordance with that agreement, the Company, as well as Golden Books Publishing and Golden Books Home Video, Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on February 26, 1999. Under an order dated September 24, 1999, the Bankruptcy Court confirmed the Company's Amended Joint Plan of Reorganization (the "Amended Joint Plan of Reorganization"). Significant components of the Amended Joint Plan of Reorganization were approved by the Bankruptcy Court on December 22, 1999. On January 27, 2000, the Company formally emerged from protection under the Bankruptcy Code upon the consummation of the Amended Joint Plan of Reorganization. The Company has applied the reorganization and fresh-start accounting adjustments as required by SOP 90-7 to the consolidated balance sheet as of December 25, 1999.

The following is a summary of the Amended Joint Plan of Reorganization:

o The Senior Notes of $150.0 million were converted into (i) new Senior Secured Notes (as hereinafter defined) in the principal amount of $87.0 million due 2004, with interest at the rate of 10.75%, if paid in cash, or, at the Company's option for the first two years, 14.25% payable in kind, and (ii) 42.5% of the Successor Company's common stock issued post recapitalization, prior to dilution (4,250,000 shares). The Senior Secured Notes are secured by the existing collateral which had already been granted to the holders of the Senior Notes as well as certain additional collateral.

o The Trust Originated Preferred Securities (the "TOPrS") indebtedness of $109.8 million was converted into 50% of the Successor Company's common stock issued post recapitalization, prior to dilution (5,000,000 shares).

o The Golden Press Holdings, L.L.C. loan facility in the amount of $10.0 million was converted into 5% of the Successor Company's common stock issued post recapitalization, prior to dilution (500,000 shares).

o The existing employment agreement with Richard E. Snyder (the Predecessor and Successor Company's Chairman of the Board and Chief Executive Officer), was terminated and Mr. Snyder received, in consideration of his executing a new employment agreement and surrendering certain claims and rights under his then effective employment agreement, 2 1/2% of the Successor Company's common stock issued post recapitalization, prior to dilution in the form of restricted stock (250,000 shares), among other things.

Shares of preferred and common stock of the Company outstanding at January 27, 2000 ("Old Company Stock") were cancelled in accordance with the Amended Joint Plan of Reorganization. Holders of Old Company Stock received under the Amended Joint Plan of Reorganization warrants to purchase an aggregate of 525,000 shares of the Successor Company's common stock at an exercise price of $23.03 per share, issued post recapitalization, prior to dilution, allocated two-thirds to the preferred and one-third to the common shareholders of the Old Company Stock. In accordance with the Amended Joint Plan of Reorganization, the Company issued, pursuant to the Company's 1999 Equity Award Plan, 233,889 restricted shares of the Successor Company's common stock to Richard E. and 703,193 options to purchase an equal number of shares of Successor Company common stock to senior management and non-employee directors. 232,361 options to purchase an equal number of shares of the Successor Company's common stock are subject to further grants. See "Item 11. Executive Compensation".

Until November 1999, the Company had manufactured the majority of its Children's Publishing products at its Manufacturing Facility, with additional components and services obtained from third party vendors in the United States and abroad. As a result of the decline in the revenues of the Children's Publishing division, the Manufacturing Facility exceeded the Company's existing needs. Additionally, the Company was burdened by high operating costs due to its inability to utilize the full capacity of the Manufacturing Facility. Accordingly and in anticipation of the Company's emergence from Bankruptcy, in November 1999 the Company sold the Manufacturing Facility (including the Commercial Products Division) to a third party resulting in a loss of approximately $8.8 million. Simultaneous with the sale of the Manufacturing Facility, the Company and the buyer entered into a printing services agreement. Pursuant to the terms of the printing services agreement, the Company is obligated to purchase a substantial portion of the Company's existing product from the buyer.

Upon the consummation of the Amended Joint Plan of Reorganization, the Successor Company entered into a revolving credit and term loan agreement consisting of a revolving credit facility of up to $50.0 million and a term loan in the amount of $10.0 million (the "Revolving Credit and Term Loan Agreement"). The proceeds from the Revolving Credit and Term Loan Agreement were utilized to repay all of the then outstanding amounts under the Company's Debtor-in-Possession Loan, with additional proceeds being available for working capital and general corporate purposes.

The revolving portion of the Revolving Credit and Term Loan Agreement in the amount of $50.0 million for the revolving credit portion of the Revolving Credit Agreement matures on December 31, 2002 together will all accrued and unpaid interest thereon. Such due date may be extended for one year periods. Interest on the revolving credit portion of the Revolving Credit and Term Loan Agreement is payable monthly in arrears on the first day of each month commencing February 1, 2000 at a rate equal to the Prime Rate plus 1.75%. The Successor Company is required to pay an unused line of credit fee in the amount of 1/2 of 1% per annum monthly in arrears on the last day of each month commencing January 31, 2000. The Successor Company is also required to pay a termination fee of: (i) 3% through December 31, 2000, (ii) 2% through December 31, 2001 and (iii) 1% through December 31, 2002, multiplied by the total maximum amount available above the then outstanding amount reduced by any payments made under the term loan portion of the Revolving Credit and Term Loan Agreement if the revolving credit portion of the Revolving Credit and Term Loan Agreement is paid in full prior to December 31, 2002. Such percentages would be reduced to 1%, .5% and
 .25% respectively, if the termination is a result of the sale of the Successor Company or the offering of debt or equity realizing gross proceeds of not less than $200.0 million.

The term loan portion of the Revolving Credit and Term Loan Agreement in the amount of $10.0 million is payable in installments by the Successor Company over its three year term with all remaining principal together with all accrued and unpaid interest thereon due in full on December 31, 2002. Interest on the term loan portion of the Revolving Credit and Term Loan Agreement is payable monthly in arrears on the first day of each month commencing February 1, 2000 at a rate equal to the Prime Rate plus 1.75%.

The Revolving Credit and Term Loan Agreement requires the Successor Company to maintain compliance with certain financial and non-financial covenants, including minimum EBITDA and limitations on: (i) dividends, distributions and prepayment, (ii) incurences of additional indebtedness and (iii) capital expenditures (all as defined in the Revolving Credit and Term Loan Agrement), among others. The minimum EBITDA covenant requires the achievement of approximately $1.0 million in EBITDA for Fiscal 2000. While the Company's budget projects EBITDA in excess of this amount, the Company has not achieved this level of EBITDA in recent years. The Successor Company has approximately $15.4 million and $6.8 million outstanding under the revolving credit and term loan portions, respectively of the Revolving Credit and Term Loan Agreement as of December 25, 1999. At March 17, 2000, the Successor Company had available borrowings of $19.3 million under the revolving credit portion of the Revolving Credit and Term Loan Agreement.

Upon consummation of the Amended Joint Plan of Reorganization, the Successor Company entered into an indenture agreement (the "Indenture") governing the terms of the senior secured notes in the principal amount of $87.0 million (the "Senior Secured Notes") due in full on December 31, 2004 together with all accrued and unpaid interest thereon. Interest at the rate of 10.75% per annum commencing January 1, 2000 is payable semi-annually on June 30th and December 31st of each year of the term of the Senior Secured Notes. Interest may be paid in the form of additional Senior Secured Notes at a rate of 14.25% per annum in lieu of cash at the Successor Company's option for all interest payments due on or prior to December 31, 2002. The Senior Secured Notes are secured by the existing collateral which had been granted to the holders of the Predecessor Company's senior notes as well as certain additional collateral. The Indenture requires the Successor Company to maintain compliance with certain financial and non-financial covenants, including minimum EBITDA and limitations on: (i) restricted payments, (ii) incurences of additional indebtedness and (iii) capital expenditures (all as defined in the Indenture), among others. The Successor Company has outstanding $87.0 million in Senior Notes as of December 25, 1999.

In accordance with the Amended Joint Plan of Reorganization, the Company is in the process of paying all pre-petition trade creditors with undisputed claims all amounts due with interest accrued thereon at 4.25% and is working to resolve all disputed claims of pre-petition trade creditors in the Bankruptcy Court.

Fresh Start Accounting

The consolidated balance sheet information at December 25, 1999 reflects the Company's Amended Joint Plan of Reorganization and the application of the principles of "Fresh Start" accounting in accordance with the provisions of SOP-97. Accordingly, such financial information is not comparable to the Company's historical financial information prior to December 25, 1999.

ITEM 2. PROPERTIES

The principal properties currently used by the Company in the conduct of its business are the following:

The Company's corporate offices, publishing and principal sales offices are located in leased premises on three floors at 888 Seventh Avenue in New York City. In January 1999, the Company reduced the space covered by the lease from 112,000 square feet (on six floors) to 55,000 square feet. The amended lease covering the reduced space is for a term expiring July 31, 2013. The Company believes that the facilities covered by the amended lease are adequate for the Successor Company's needs.

The Company's principal administrative offices are located in a 68,000 square foot leased facility in Sturtevant, WI. Adjacent to the principal administrative offices is a 430,200 square foot manufacturing facility that the Company began manufacturing at in February 1998. The Manufacturing Facility had a capacity which exceeded the Company's needs. In November 1999, the Company sold the Manufacturing Facility to a third party printer and entered into an agreement whereby the buyer would continue to manufacture certain of the Company's Children's Publishing products at the facility.

The Company's principal warehousing and distribution facilities are located in a 403,000 square foot building owned by the Company and located in Crawfordsville, Indiana. In 1998, the Company closed a distribution center in Coffeyville, Kansas and consolidated the distribution functions in Crawfordsville, Indiana. The Coffeyville, Kansas property was sold in January 1999.

In addition, the Company owns or rents several other smaller properties that are used for administration, sales offices and warehousing, or are held for sale.

ITEM 3. LEGAL PROCEEDINGS

On February 26, 1999, the Company and certain of its subsidiaries filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, and emerged therefrom on January 27, 2000. See "Recent Events". In accordance with the Amended Joint Plan of Reorganization, the Company is in the process of paying all pre-petition trade creditors with undisputed claims all amounts due with interest thereon at 4.25%, and working to resolve all disputed claims of pre-petition trade creditors in the Bankruptcy Court.

The Company and Penn Corporation ("Penn") have been informed by the United States Environmental Protection Agency (the "EPA") and/or state regulatory agencies that they may be potentially responsible parties ("PRPs") and face liabilities under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly known as "CERCLA" or "Superfund") and/or similar state laws. Although the Company divested Penn in December 1996, the Company has agreed to indemnify Peacock Papers, Inc. against certain of Penn's environmental liabilities, including the Cork Street Landfill and Fulford Street Property sites discussed herein. In all cases except those described below, the Company has resolved its liability or is in the process of resolving its liability for amounts that are not material.

On October 2, 1996, the Company received notice from the City Attorney of Kalamazoo, Michigan that Beach Products, a division of Penn, will be asked to participate in the remediation of the Cork Street Landfill site located in Kalamazoo which was allegedly used by Beach Products. Current cost estimates for the remediation required at the site are as high as $24,000,000. More than 70 entities will be requested to provided financial contribution to the remediation.

On November 14, 1996, the Michigan Department of Environmental Quality requested that corrective actions be taken at the Company's former Fulford Street Property site located in Kalamazoo, Michigan as a result of the discovery on November 8, 1996 of a leaking underground storage tank system. Recent sampling results taken pursuant to the corrective action plan for this site indicated the presence of groundwater contamination at levels exceeding the Michigan Department of Environmental Quality standards in one of six groundwater samples. Additional sampling will be undertaken to determine the source of the contamination. Current estimates indicate that future costs associated with this release are not expected to exceed $200,000. However, in the event that the contamination has migrated off the site, these costs could increase.

At the Hunt's Landfill site in Racine County, Wisconsin, the Company's liability pursuant to the terms of a consent decree is limited to approximately 4% of the total remedial costs. Although the last phase of remediation activities was completed in 1996, the Company and the other PRPs are obligated to fund the operation and maintenance of the site for the next 20-30 years. The current estimate of the total costs of such operation and maintenance is approximately $5 million. In accordance with the consent decree, the Company has established a reserve for its share of the probable clean-up costs.

In 1991 the EPA issued a unilateral administrative order (the "1991 Order") to the Company and four other PRPs, requiring the Company and the other PRPs to perform a remedial design and remedial action at the Hertel Landfill Superfund Site in Plattekill, New York. The Company did not agree to comply with the Order. The EPA subsequently sued the Company and other PRPs seeking recovery of its costs at this site. Various PRPs in the litigation brought claims for contribution against each other and the Company. The Company settled its liability to the United States for noncompliance with the 1991 Order and agreed to comply with the 1991 Order by implementing the remedy at the site, which is now estimated to cost up to $4.9 million, excluding potential groundwater remediation costs. On July 9, 1998, the Company and other PRPs entered into a consent decree with the United States and the State of New York to resolve their alleged liability for past response costs and formalize their agreement to perform the remedy at the site. Under the consent decree, the Company and the other settling parties are jointly and severally obligated to perform the remedy and reimburse certain governmental past and future costs. The Company has paid approximately $1.7 million toward remedial costs since 1996 and has completed construction of the landfill cap. The Company's share of future costs for operation and maintenance of the cap and landfill monitoring are expected to be less than $500,000. The Company's share of the government's future costs is expected to be $170,000.

The Company also has been identified as a PRP at a site located in Poughkeepsie, New York. The Company and eight other PRPs received a notice letter in 1995 from the State of New York regarding this site. The State of New York sought recovery of its past oversight costs of more than $600,000 plus future oversight and maintenance costs associated with this site, estimated by the State of New York to be $830,000. The Company has received no further communications from the State of New York with respect to this site but believes that the construction phase of the remedy has been completed.

In addition to these environmental matters, the Company is party to the following legal proceedings.

Live Entertainment, Inc. (Artisan Entertainment, Inc.) filed an action in December 1998 in the California Superior Court against the Company to recover damages in excess of $2.3 million as a result of the Company allegedly breaching certain of its obligations under a licensing agreement. The Company has filed an answer and cross complaint alleging breaches of the licensing agreement by Live Entertainment, Inc. and seeking recission of the agreement.

The Company filed an action in 1994 in the United States District Court, Eastern District of Wisconsin captioned as Western Publishing Company, Inc. v. MindGames, Inc. seeking a declaration of rights in regard to the Company's alleged breach of various of its obligations under its licensing agreement with the defendant for distribution through 1994 of the adult board game known as "Clever Endeavor." The District Court has granted the Company's motion for summary judgment with respect to MindGames, Inc.'s claims to recover approximately $2.4 million in lost profits and other losses. MindGames, Inc. has agreed to dismiss its remaining claim to recover approximately $120,000 of unpaid royalties in order to appeal the District Court's ruling. Although the parties have filed initial briefs with the 7th Circuit Court of Appeals, the appeal was stayed during the Company's bankruptcy proceeding.

The Company is a party to certain other legal proceedings which are incidental to its ordinary business, none of which the Company believes are material to the Company and its subsidiaries taken as a whole.

In consideration of the aforementioned matters, the Successor Company has recorded accruals in the "deferred compensation and other deferred liabilities" account of approximately $8.3 million in the consolidated balance sheet at December 25, 1999. While it is not feasible to predict or determine the outcomes of these aforementioned proceedings, it is the opinion of management that they maintain adequate reserves in the consolidated balance sheet.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Richard E. Snyder
Age: 66

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

Richard Collins
Age: 48

Mr. Collins has served as Golden Books Publishing Company, Inc.'s Chief Operating Officer since June 1998. From July 1997 until June 1998, he served as the Company's Executive Vice President, Director of Sales and Retail Marketing. From October 1991 to July 1997, Mr. Collins was employed at Unilever/Lipton, most recently as Vice President, Strategic Customer Management.

Philip Galanes
Age: 36

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

                                     PART II

          ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

                            STOCKHOLDERS' INFORMATION

COMMON STOCK PRICES

The Predecessor Company's common stock, par value $.01 per share ("Common Stock") had historically been traded over-the-counter and quoted on the NASDAQ National Market System (symbol GBFE). On February 17, 1999, the Predecessor Company's Common Stock was delisted from the NASDAQ National Market System for failure to meet continued listing standards. Until the Company's reorganization on January 27, 2000, the Predecessor Company's Common Stock has been quoted on the OTC Bulletin Board. The following table sets forth the range of prices of the Predecessor Company's Common Stock (which represent actual transactions), by quarter, as provided by the National Association of Securities Dealers, Inc.

Fiscal Year Ended December 25, 1999

--------------------------------------------------------------------------------
                         High            Low
First Quarter          3 5/16           9/32
Second Quarter            5/8           7/32
Third Quarter             1/2          11/64
Fourth Quarter            1/4           3/32

Fiscal Year Ended December 26, 1998

--------------------------------------------------------------------------------
                         High            Low
First Quarter         11 3/16        10 5/16
Second Quarter         11 3/4          3 3/4
Third Quarter           6 1/8           5/16
Fourth Quarter            7/8            1/8

The Successor Company's common stock, par value $.01 per share was issued on January 27, 2000 and the bid price as quoted on the OTC Bulletin Board (symbol
GBKF) on March 20, 2000 was $1 13/16.

DIVIDEND POLICY

Holders of the Successor Company's Common Stock are entitled to receive such dividends as may be lawfully declared by the Board of Directors. Management does not currently anticipate the payment of cash dividends on the Successor Company's common stock in the foreseeable future.

In addition, the Indenture and the Revolving Credit and Term Loan Agreement restrict the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data below is derived from the consolidated financial statements of the Predecessor Company, except for the December 25, 1999 balance sheet information which represents the Successor Company and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements." In 1996 the Company changed its fiscal year end so as to end on the last Saturday of December in each year. As a result, the fiscal 1996 results from operations are not necessarily comparable to other periods as presented.

                                                                          PREDECESSOR COMPANY

                                                           Year Ended                      11 Months       Year Ended
                                                           ----------                        Ended         ----------
                                            December 25,    December 26,    December 27,   December 28,    February 3,
                                                1999           1998            1997          1996             1996
                                                ----           ----            ----          ----             ----
Income Statement Data:                                           (In Thousands, Except Per Share Data)

Revenues
    Net sales                                 $ 165,259      $ 193,573       $ 242,481      $ 254,046      $ 369,572
    Royalties and other income                      512            653           1,080            959          1,722
                                              ---------      ---------       ---------      ---------      ---------
        Total Revenues                          165,771        194,226         243,561        255,005        371,294
                                              ---------      ---------       ---------      ---------      ---------

Costs and expenses:
    Cost of sales                               111,421        181,141         176,238        231,792        281,392
    Selling, general and administrative          79,041         98,293         111,307        142,721        129,020
    (Gains) losses on sales of assets            (7,300)         1,762         (10,786)        65,741          6,701
    Write-off of assets                              --         15,309              --             --             --
                                              ---------      ---------       ---------      ---------      ---------
        Total costs and expenses                183,162        296,505         276,759        440,254        417,113
                                              ---------      ---------       ---------      ---------      ---------

Loss before reorganization items,
    fresh-start valuation,
    distributions on Guaranteed
    Preferred Beneficial Interests in
    the Company's and Golden Books
    Publishing Company, Inc.'s                  (17,391)      (102,279)        (33,198)      (185,249)       (45,819)
    Convertible Debentures, interest
    expense,  net, (benefit) provision
    for income taxes and extraordinary
    item

Reorganization items                            (21,329)            --              --             --             --

Fresh-start valuation                            77,007             --              --             --             --

Distributions on Guaranteed Preferred
    Beneficial Interests in the
    Company's and Golden Books
    Publishing Company, Inc.'s                    1,628         10,282          10,282          3,597             --
    Convertible Debentures (Contractual
    distributions of $9,667 for the
    year ended December 25, 1999)

Interest expense, net of interest
    income (Contractual interest
    expense of $14,646 for the year
    ended December 25, 1999)                      3,366         16,704           6,163          6,764          9,896
                                              ---------      ---------       ---------      ---------      ---------

Income (loss) before (benefit)
    provision for income taxes and               33,293       (129,265)        (49,643)      (195,610)       (55,715)
    extraordinary item

(Benefit) provision for income taxes               (590)          (666)             37          1,893         11,332
                                              ---------      ---------       ---------      ---------      ---------
Income (loss) before extraordinary item          33,883       (128,599)        (49,680)      (197,503)       (67,047)

Extraordinary item-early extinguishment
of debt                                         151,956             --              --             --             --
                                              ---------      ---------       ---------      ---------      ---------

Net income (loss)                             $ 185,839      $(128,599)      $ (49,680)     $(197,503)     $ (67,047)
                                              =========      =========       =========      =========      =========

Net income (loss) per basic and diluted
    common share before extraordinary item    $    1.15      ($   4.89)      ($   2.18)     ($   8.73)     ($   3.23)

Net income per basic and diluted
    common share-extraordinary item                5.38             --              --             --             --
                                              ---------      ---------       ---------      ---------      ---------
Net income (loss) per basic and diluted
    common share                              $    6.53      ($   4.89)      ($   2.18)     ($   8.73)     ($   3.23)
                                              =========      =========       =========      =========      =========

      The consolidated balance sheet information at December 25, 1999 reflects the Company's Amended Joint Plan of reorganization and the application of the principles of "Fresh Start" accounting in accordance with the provisions of SOP-97. Accordingly, such financial information is not comparable to the Company's historical financial information prior to December 25, 1999.

                                         Successor    |                        Predecessor Company
                                          Company     |
                                        December 25,  |   December 26,     December 27,    December 28,    February 3,
                                           1999       |       1998             1997            1996           1996
                                           ----       |       ----             ----            ----           ----
                                                      |
Working (deficiency) capital               $  (4,641) |   $  (267,997)      $  95,780        $ 168,210        $ 165,309
                                                      |
Total assets                                 289,998  |       254,951         323,164          367,235          321,965
                                                      |
Long-term debt (including amount                      |
shown as current for Predecessor                      |
Company)                                      93,750  |       150,000         149,897          149,862          149,845
                                                      |
Guaranteed preferred beneficial                       |
    interests in the Company's and                    |
    Golden Books Publishing                       --  |       115,000         110,707          110,488               --
    Company, Inc.'s Convertible                       |
    Debentures                                        |
                                                      |
Convertible Preferred Stock -                         |
    Series A                                      --  |            --              --               --            9,985
                                                      |
Common stockholders' equity                           |
    (deficit)                                 49,750  |      (189,081)        (61,309)         (19,637)          74,368

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following should be read in conjunction with the audited consolidated financial statements of Golden Books Family Entertainment, Inc. and Subsidiaries (the "Company") at December 25, 1999 and December 26,1998 and for the years then ended and the related notes thereto.

This Annual Report on Form 10-K and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as "Item 1-Business" and "Item 3-Legal Proceedings", contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements as a result of many factors, including factors that may be beyond the Company's control. On January 27, 2000, the Company formally emerged from proceedings under Chapter 11 of the Bankruptcy Code. Future success of the Company depends on the Company's ability to maintain lower operating costs, return to profitability and generate sufficient cash flow to meet its operational and financing requirements including servicing its reduced indebtedness and Revolving Credit and Term Loan Agreement. Other factors that may cause actual results of operations and future financial condition to differ from those expressed or implied in any forward-looking statements contained herein include loss of key licenses, adverse changes in relationships with key customers, the degree of acceptance of new product introductions, the level of product returns, changes in consumer preferences, such as the growth of computer-based products, and consumer spending habits, competition from existing and potential competitors, pricing pressures, costs of labor and other costs and expenses, demographics and general economic conditions. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements contained herein or that may be made from time to time by or on behalf of the Company.

The Company's financial results in Fiscal 1999 were impacted as a result of its filing for reorganization under Chapter 11 of the Bankruptcy code on February 26, 1999, from which the Company did not formally emerge until January 27, 2000. Because significant components of the Amended Joint Plan of Reorganization were approved by the Bankruptcy Court on December 22, 1999, pursuant to guidance provided by SOP 90-7, the Company adopted Fresh-Start accounting as of December 25, 1999.

Under fresh start accounting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the Effective Date. A black line has been drawn to separate the Successor Company's (as defined below) consolidated balance sheet from those of the Predecessor Company (as defined below) to signify that they are different reporting entities and such consolidated balance sheets have not been prepared on the same basis. As used herein, Successor Company refers to Golden Books Family Entertainment, Inc. and Subsidiaries from the Effective date and Predecessor Company refers to Golden Books Family Entertainment, Inc. and Subsidiaries prior to the Effective Date.

The Company has currently two business segments, which it operates primarily through its principal operating subsidiary, Golden Books Publishing Company, Inc. ("Golden Books Publishing"): (1) Consumer Products, which includes its Children's Publishing and, until its sale in April 1999, Adult Publishing divisions, and (2) Entertainment, which operates as the Golden Books Entertainment Group ("GBEG") division. The Company previously maintained a third business segment (Commercial Products) until the sale of its Manufacturing facility in November 1999 which provided printing, graphic, creative and distribution services to third parties. For certain financial information with respect to the Company's business segments see Note 19 to the Company's Consolidated Financial Statements contained herein.

Fiscal Year Ended December 25, 1999 Compared to Fiscal Year Ended December 26, 1998

Revenues

Total revenues for Fiscal 1999 decreased $28.4 million (14.6%) to $165.8 million compared to $194.2 million for Fiscal 1998. Revenues decreased in the Consumer Products, Entertainment and Commercial Products segments due to the factors described below. The Company believes that the revenue decline is partially attributable to the after effects of the February 26, 1999 Bankruptcy filing.

Consumer Product revenues decreased $14.8 million (9.8%) to $135.9 million for Fiscal 1999 compared to $150.7 million for Fiscal 1998. Children's Publishing revenues decreased $9.9 million to $132.6 million for Fiscal 1999 compared to $142.5 million for Fiscal 1998. The decline in Children's Publishing revenue is mainly attributable to the Company's strategic focus on changing the product mix towards more profitable product. Additionally, the Company experienced decreases in sales related to key license products, reduced purchases by certain mass retailers (including Wal-Mart, among others), an overall decrease in the bookclub business and reduced international sales. These decreases were partially offset by increased revenues generated from product initially introduced in September 1999 associated with the Pokemon license, a price increase on certain product lines in January 1999 and the launch of a new novelty product line in 1999. Revenues from the Adult Publishing business decreased $4.9 million to $3.3 million for Fiscal 1999 compared to $8.2 million for Fiscal 1998. The Company sold the Adult Publishing business in April 1999. Accordingly, Fiscal 1999 does not include any revenue generated from the Adult Publishing business after the sale.

Entertainment revenues decreased $4.3 million (14.8%) to $24.7 million for Fiscal 1999 compared to $29.0 million for Fiscal 1998. The decrease is primarily attributable to fewer new home video releases in 1999 as compared to 1998, which saw greater revenue generated from the sale of new "Madeline" videos. The decrease is partially offset by an increase in television revenue relating to a multi-year contract for the USA broadcasting rights for Frosty the Snowman and Rudolph the Red Nosed Reindeer.

Commercial Products revenues decreased $9.3 million (64%) to $5.2 million for Fiscal 1999 compared to $14.5 million for Fiscal 1998. The Commercial Products business terminated when the Company sold its Manufacturing Facility in November 1999.

Gross Profit

Total gross profit increased $41.2 million (315%) to $54.3 million for Fiscal 1999, from $13.1 million for Fiscal 1998. As a percentage of revenues, total gross profit margin increased to 32.7% for Fiscal 1999 from 6.8% for Fiscal 1998. The increase was attributable to improved gross profit margins in the Consumer Products Segment.

Consumer Products gross profit increased $41.2 million to $42.4 million for Fiscal 1999, compared to $1.2 million for Fiscal 1998. As a percentage of revenues, Consumer Products gross profit margin increased to 31% for Fiscal 1999 from 1% for Fiscal 1998. The improvement in gross profit margin was primarily attributable to a change in the product mix toward more profitable formats, a price increase in January 1999, the Company's ability to enter into licensing agreements with more favorable terms to the Company and reduced manufacturing, distribution and pre-production costs. This improvement was partially offset by unfavorable capacity utilization in the Manufacturing Facility until its sale in November 1999.

Entertainment gross profit increased $0.3 million (3%) to $11.9 million for Fiscal 1999 compared to $11.6 million for Fiscal 1998, respectively. As a percentage of revenues, the gross profit margin increased to 48% for Fiscal 1999 compared to 40% for Fiscal 1998. The increase is primarily related to decreased expenses related to television licensing.

Until the sale of the Manufacturing Facility as noted above, the Commercial Products Segment utilized the Company's manufacturing facility and third party manufacturers to provide printing, graphic and distribution services to both the Company and third parties. Commercial cost of sales approximated revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $19.3 million to $79.0 million for Fiscal 1999 compared to $98.3 million (including one-time transition costs of $7.8 million) for Fiscal 1998. This decrease is primarily a result of various management initiatives that have streamlined operations and reduced overhead costs.

(Gains) Losses on Sales of Assets

(Gains) losses on sale of assets of ($7.3) million in Fiscal 1999 was comprised of: (i) the sale of the Company's Coffeyville Distribution Center for approximately $2.2 million, which resulted in a gain of approximately $1.5 million, (ii) the sale of the Company's operating facility in Canada for approximately $1.9 million, which resulted in a gain of approximately $1.9 million, (iii) the sale of the Company's Adult Publishing business for approximately $10.8 million, which resulted in a gain of approximately $1.7 million and (iv) the sale of the Company's music publishing business for approximately $2.7 million, which resulted in a gain of $2.2 million. (Gains) losses on sales of assets in Fiscal 1998 resulted from a loss of $1.8 million associated with the sale of the Fayetteville facility.

Write-off of Assets

Write-off of assets of $15.3 million in Fiscal 1998 was comprised of: (i) $9.2 million associated with the write-down of the Company's Manufacturing Facility due to recurring losses by the Company's Children's Publishing business primarily due to reduced level of sales, high operating costs (including an unfavorable lease agreement and disadvantageous union contracts) and the underutilization of the facility's capacity, (ii) $1.4 million related to the acceleration of the amortization period of one of the Company's entertainment productions and (iii) $4.7 million principally consisting of a write-off of leasehold improvements associated with the Company's reduction of office space in connection with their New York lease agreement.

Reorganization Items

Reorganization items related to the Chapter 11 proceedings in Fiscal 1999 of $21.3 million were comprised of: i) $8.8 million loss on the sale of the Company's Manufacturing Facility, (ii) $8.8 million in professional fees, (iii) $1.3 million related to the settlement of a class-action lawsuit and (iv) $2.7 million in other costs, partially offset by $0.3 million in interest income.

Fresh-Start Valuation

The Company recorded $77.0 million in "Fresh-Start" income in relation to the Company's emergence from Chapter 11 reorganization at December 25, 1999, primarily attributable to the valuation of identifiable intangible assets and the establishment of excess reorganizational value.

Interest Income

Interest income for Fiscal 1999 decreased approximately $1.5 million to $0.2 million from $1.7 million for Fiscal 1998. The decrease in interest income was attributable to lower cash and cash equivalent balances throughout the period.

Interest Expense

Interest expense for Fiscal 1999 decreased by $23.5 million to $5.2 million, as compared to $28.7 million (including the distributions on the guaranteed preferred beneficial interest in the Company's and Golden Books Publishing's Convertible Debentures) for Fiscal 1998. The Company stopped recording interest expense relating to its debt facilities effective February 26, 1999 in accordance with the requirements of SOP 90-7.

Income Taxes

The income tax benefit recorded in Fiscal 1999 results primarily from the favorable settlement and conclusion of the Internal Revenue Service's examination of the Company's tax returns through its year ended January 28, 1995. The Company's reorganization and the associated implementation of fresh-start accounting gave rise to significant items of income for financial reporting purposes that will not be treated as income for tax purposes. The income tax benefit recorded in Fiscal 1998 primarily relates to current year losses of the Company's wholly owned Canadian subsidiary which files separately in that jurisdiction. These losses offset income previously recognized by that subsidiary.

As of the Effective Date, the Company generated approximately $354.0 million of Net Operating Loss ("NOL") carryforwards with expiration dates of between 2011 and 2019. However, these NOLs were reduced substantially, to approximately $203.0 million as a result of the discharge and cancellation of various prepetition liabilities under the Company's Amended Joint Plan of Reorganization. In addition, the NOLs remaining after the application of the cancellation of indebtedness rules are subject to certain limitation-on-utilization rules. The federal income tax code imposes limitations on the utilization of such loss carryforwards after certain changes of ownership of a loss company (as defined in Internal Revenue Code Section 382), and the Company is deemed a loss company for tax purposes.

Management has concluded based on available data that no change of ownership has occurred prior to the Effective Date. However, as a result of the Amended Joint Plan of Reorganization a change of ownership did occur on the Effective Date and use of the Company's remaining NOL carryforwards became limited. The tax rules governing utilization of these NOLs are complex and depend on certain factors, some of which are presently unknown.

Ordinarily, an ownership change would result in a significant limitation on the Company's ability to utilize its net operating loss carryforwards following the ownership change. However, pursuant to the so-called "Section 382(l)(5) bankruptcy exception," provided the Company's reorganization resulted in the ownership of 50% or more of the Company's stock by "qualifying creditors" and pre-change stockholders, the general limitations imposed by Section 382 will not apply, but the Company's net operating loss carryforwards will be reduced by certain interest paid or accrued on indebtedness converted into stock pursuant to the Plan. The Company has calculated the reduction needed under this provision to be $28.0 million; thus reducing the available NOLs as of the Effective Date to approximately $175.0 million.

If the Section 382(l)(5) bankruptcy exception applies and the Company undergoes another ownership change within two years after the ownership change resulting form its Chapter 11 reorganization, the Company would not be entitled to use any net operating loss carryforwards that accrued prior to such subsequent ownership change to offset taxable income earned following such ownership change.

The Company's Management believes that qualifying creditors have received ownership of more than 50% of the Company's stock pursuant to the Reorganization. However, this determination is not yet finalized. If the Company determines that it cannot qualify under the Section 382(l)(5) bankruptcy exception, or if there is a significant possibility that the Company will undergo another ownership change within the two-year period following the ownership change resulting from its Chapter 11 reorganization, the Company may elect to be subject to the annual limitation rules under Section 382(l)(6) of the Internal Revenue Code (the "Section 382(l)(6) election"). Under this provision, the Company's ability to utilize net operating loss carryforwards in the future will generally be subject to an annual limitation (the "Section 382(1)(6) limitation") determined by multiplying the applicable federal long term tax-exempt rate of 6.45% as of January, 2000 by the fair market value of the equity of the Company immediately after the ownership change. Thus, based on the value of the equity of the Company as the Effective Date of the Amended Joint Plan of Reorganization of $49.75 million, the Company could use approximately $3.2 million of its NOLs each year until they expire. If the Section 382(l)(6) election is made, the Company's net operating loss carryforwards will not be subject to the reductions mandated by the Section 382(l)(5) bankruptcy exception, nor will there be a complete prohibition on the use of net operating loss if the Company undergoes another ownership change within the two-year period described above.

While it is anticipated the Section 382(l)(5) bankruptcy exception would be most advantageous, the Company has until September 17, 2001 to decide on whether or not to make the Section 382(l)(6) election.

There can be no assurance that the Company will be able to utilize these NOLs due to the complex nature of the applicable tax code and the differences that may exist between Management's interpretation of the code an that of the Internal Revenue Service. As a result of the risks associated with NOLs, management has established a 100% valuation allowance to offset the associated deferred tax asset.

Pursuant to SOP 90-7 the income tax benefit, if any, of any future realization of the remaining NOL carryforwards existing as of the Effective Date will be applied first as a reduction to Excess Reorganization Value, then to Other Intangible Assets until exhausted and thereafter be reported as a direct addition to paid in capital.

Extraordinary Item-Gain on Early Retirement of Debt

The Company recognized a gain of $152.0 million related to debt discharged in the Company's emergence from Chapter 11 reorganization.

Net Income (Loss)

The net income (loss) for Fiscal 1999 was $185.8 million, or $6.53 per basic and diluted common share, compared to a net loss of $(128.6) million, or $(4.89) per basic and diluted common share, for Fiscal 1998. The changes were due to the factors described above.

Fiscal Year Ended December 26, 1998 Compared to Fiscal Year Ended December 27, 1997

Revenues

Total revenues for Fiscal 1998 decreased $49.3 million (20.2%) to $194.2 million compared to $243.5 million for Fiscal 1997. Excluding the 20.9 million in revenues from the Cambridge printing facility which was sold during Fiscal 1997, revenues decreased $28.4 million (12.8%) to $194.2 million for the Fiscal 1998 compared to $222.7 million for Fiscal 1997 due to the factors described below.

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

Commercial Products revenues for Fiscal 1998 (excluding the 20.9 million in revenues from the Cambridge printing facility which was sold during Fiscal 1997) decreased $7.1 million (32.9%) to $14.5 million compared to $21.6 million for Fiscal 1997. The overall decline for Fiscal 1998 was primarily due to the new manufacturing facility in Sturtevant, WI, which did not become fully operational until the second quarter of 1998.

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

Entertainment gross profit decreased $4.0 million (25.6)% to $11.6 million for Fiscal 1998 compared to $15.6 million for Fiscal 1997. As a percentage of revenues, the gross profit margin decreased to 40.0% for Fiscal 1998 compared to 53.1% for Fiscal 1997. The decrease is mainly attributable to lower margins related to Home Video sales due to lower overall sales and an increased provision for returns. This decrease was partially offset by favorable gross profit related to television distribution and merchandising sales.

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

One-time transition costs of $7.8 million in Fiscal 1998 was comprised primarily of costs related to the move to the new manufacturing facility in Sturtevant, WI. One-time transition costs of $11.4 million in Fiscal 1997 was comprised of $3.1 million of moving costs associated with the new facilities, $3.5 million for outsourcing the information technology department, $4.5 million in consulting services associated with implementing the Company's Strategic Plan and $0.3 million in other costs.

(Gains) Losses on Sales of Assets

(Gains) losses on sales of assets in Fiscal 1998 was due to a loss of $1.8 million associated with the sale of the Fayetteville facility. (Gains) losses on sales of assets of $(10.8 million) in Fiscal 1997 was comprised primarily of a gain on the sale of the Company's Cambridge commercial printing operations.

Write-off of Assets

Write-off of assets of $15.3 million in Fiscal 1998 was comprised of: (i) $9.2 million associated with the write-down of the Company's Manufacturing Facility due to recurring losses by the Company's Children's Publishing business primarily due to reduced level of sales, high operating costs (including an unfavorable lease agreement and disadvantageous union contracts) and the underutilization of the Manufacturing Facility's capacity, (ii) $1.4 million related to the acceleration of the amortization period of one of the Company's entertainment productions and (iii) $4.7 million principally consisting of a write-off of leasehold improvements associated with the Company's reduction of office space in connection with their New York lease agreement.

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

At December 26, 1998, the Company has net operating loss carryforwards of approximately $301 million with expiration dates between 2011 and 2018. Utilization of such losses in the future could be significantly limited should there have been an ownership change (as defined in Internal Revenue code Section
382). Further, there are specific modifications which may be required to be made to the net operating loss carryforwards of the Company as a result of the Chapter 11 bankruptcy proceedings. At such time as the Company emerges from bankruptcy, it is likely there will be an ownership change for tax purposes which would result in a Section 382 limitation on future utilization of net operating losses. Since there are a number of variables which could affect the Company it was possible to determine whether the Company's net operating loss carryforwards will produce tax benefits in the future. Benefit was not provided for these loss carryforwards at December 26, 1998.

Net Loss

The net loss for Fiscal 1998 was $(128.6) million, or $(4.89) per basic common share, compared to a net loss of $(49.7) million , or $(2.18) per basic common share, for the year ended December 27, 1997. The changes were due to the factors described above.

Financial Condition, Liquidity and Capital Resources

In February 1999, the Company reached an agreement with its major creditors pursuant to which its then existing long-term debt would be significantly reduced and its existing trade obligations would be paid in full. In accordance with that agreement, the Company, as well as Golden Books Publishing and Golden Books Home Video, Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on February 26, 1999. Under an order dated September 24, 1999, the Bankruptcy Court confirmed the Company's Amended Joint Plan of Reorganization (the "Amended Joint Plan of Reorganization"). Significant components of the Amended Joint Plan of Reorganization were approved by the Bankruptcy Court on December 22, 1999. On January 27, 2000, the Company formally emerged from protection under the Bankruptcy Code upon the consummation of the Amended Joint Plan of Reorganization. The Company has applied the reorganization and fresh-start accounting adjustments as required by SOP 90-7 to the consolidated balance sheet as of December 25, 1999.

The following is a summary of the Amended Joint Plan of Reorganization:

o The Senior Notes of $150.0 million were converted into (i) new Senior Secured Notes (as hereinafter defined) in the principal amount of $87.0 million due 2004, with interest at the rate of 10.75%, if paid in cash, or, at the Company's option for the first two years, 14.25% payable in kind, and (ii) 42.5% of the Successor Company's common stock issued post recapitalization, prior to dilution (4,250,000 shares). The Senior Secured Notes are secured by the existing collateral which had already been granted to the holders of the Senior Notes as well as certain additional collateral.

o The Trust Originated Preferred Securities (the "TOPrS") indebtedness of $109.8 million was converted into 50% of the Successor Company's common stock issued post recapitalization, prior to dilution (5,000,000 shares).

o The Golden Press Holdings, L.L.C. loan facility in the amount of $10.0 million was converted into 5% of the Successor Company's common stock issued post recapitalization, prior to dilution (500,000 shares).

o The existing employment agreement with Richard E. Snyder (the Predecessor and Successor Company's Chairman of the Board and Chief Executive Officer), was terminated and Mr. Snyder received, in consideration of his executing a new employment agreement and surrendering certain claims and rights under his then effective employment agreement, 2 1/2% of the Successor Company's common stock issued post recapitalization, prior to dilution in the form of restricted stock (250,000 shares), among other things.

Upon the consummation of the Amended Joint Plan of Reorganization, the Successor Company entered into a revolving credit and term loan agreement consisting of a revolving credit facility of up to $50.0 million and a term loan in the amount of $10.0 million (the "Revolving Credit and Term Loan Agreement"). The proceeds from the Revolving Credit and Term Loan Agreement were utilized to repay all of the then outstanding amounts under the Company's Debtor-in-Possession Loan, with additional proceeds being available for working capital and general corporate purposes.

The revolving portion of the Revolving Credit and Term Loan Agreement in the amount of $50.0 million for the revolving credit portion of the Revolving Credit Agreement matures on December 31, 2002 together will all accrued and unpaid interest thereon. Such due date may be extended for one year periods. Interest on the revolving credit portion of the Revolving Credit and Term Loan Agreement is payable monthly in arrears on the first day of each month commencing February 1, 2000 at a rate equal to the Prime Rate plus 1.75%. The Successor Company is required to pay an unused line of credit fee in the amount of 1/2 of 1% per annum monthly in arrears on the last day of each month commencing January 31, 2000. The Successor Company is also required to pay a termination fee of: (i) 3% through December 31, 2000, (ii) 2% through December 31, 2001 and (iii) 1% through December 31, 2002, multiplied by the total maximum amount available above the then outstanding amount reduced by any payments made under the term loan portion of the Revolving Credit and

Term Loan Agreement if the revolving credit portion of the Revolving Credit and Term Loan Agreement is paid in full prior to December 31, 2002. Such percentages would be reduced to 1%, .5% and .25% respectively, if the termination is a result of the sale of the Successor Company or the offering of debt or equity realizing gross proceeds of not less than $200.0 million.

The term loan portion of the Revolving Credit and Term Loan Agreement in the amount of $10.0 million is payable in installments by the Successor Company over its three year term with all remaining principal together with all accrued and unpaid interest thereon due in full on December 31, 2002. Interest on the term loan portion of the Revolving Credit and Term Loan Agreement is payable monthly in arrears on the first day of each month commencing February 1, 2000 at a rate equal to the Prime Rate plus 1.75%.

The Revolving Credit and Term Loan Agreement requires the Successor Company to maintain compliance with certain financial and non-financial covenants, including minimum EBITDA and limitations on: (i) dividends, distributions and prepayment, (ii) incurences of additional indebtedness and (iii) capital expenditures (all as defined in the Revolving Credit and Term Loan Agreement), among others. The minimum EBITDA covenant requires the achievement of approximately $1.0 million in EBITDA for Fiscal 2000. While the Company's budget projects EBITDA in excess of this amount, the Company has not achieved this level of EBITDA in recent years. The Successor Company has approximately $15.4 million and $6.8 million outstanding under the revolving credit and term loan portions, respectively of the Revolving Credit and Term Loan Agreement as of December 25, 1999. At March 17, 2000, the Successor Company had available borrowings of $19.3 million under the revolving credit portion of the Revolving Credit and Term Loan Agreement.

Upon consummation of the Amended Joint Plan of Reorganization, the Successor Company entered into an indenture agreement (the "Indenture") governing the terms of the senior secured notes in the principal amount of $87.0 million (the "Senior Secured Notes") due in full on December 31, 2004 together with all accrued and unpaid interest thereon. Interest at the rate of 10.75% per annum commencing January 1, 2000 is payable semi-annually on June 30th and December 31st of each year of the term of the Senior Secured Notes. Interest may be paid in the form of additional Senior Secured Notes at a rate of 14.25% per annum in lieu of cash at the Successor Company's option for all interest payments due on or prior to December 31, 2002. The Senior Secured Notes are secured by the existing collateral which had been granted to the holders of the Predecessor Company's senior notes as well as certain additional collateral. The Indenture requires the Successor Company to maintain compliance with certain financial and non-financial covenants, including minimum EBITDA and limitations on: (i) restricted payments, (ii) incurences of additional indebtedness and (iii) capital expenditures (all as defined in the Indenture), among others. The Successor Company has outstanding $87.0 million in Senior Notes as of December 25, 1999.

In accordance with the Amended Joint Plan of Reorganization, the Company is in the process of paying all pre-petition trade creditors with undisputed claims all amounts due with interest at 4.25% and working to resolve all disputed claims of pre-petition trade creditors in the Bankruptcy Court.

Cash Flow for Fiscal 1999 utilized cash of approximately $8.8 million compared to cash utilized of approximately $42.1 million for Fiscal 1998. The improvement in cash flow is primarily attributable to the Company's reduction in operating loss and the cash proceeds from the sale of assets of approximately $14.9 million during Fiscal 1999. Reorganization costs were $21.3 million for Fiscal 1999. Additionally, the acquisition of property, plant and equipment decreased to approximately $2.3 million during Fiscal 1999, as compared to approximately $13.4 million in Fiscal 1998 and additions to the Company's film library decreased to approximately $0.8 million during Fiscal 1999 as compared to approximately $4.7 million during Fiscal 1998.

Working capital deficiency of the Successor Company at December 25, 1999 was approximately $(4.6) million as compared to working capital deficiency of approximately $(268.0) million at December 26, 1998. The improvement resulted primarily from the discharge of liabilities subject to compromise as a result of the Company's emergence from Chapter 11 proceedings which had been classified as current liabilities at December 26, 1998.

On December 12, 1998, the Company signed an amended license agreement with Disney (the "Amended Disney License Agreement"). The Amended Disney License Agreement superseded a prior agreement signed on September 26, 1997 that ran through December 31, 2001. The Amended Disney License Agreement commenced on December 12, 1998 and ends December 31, 2000 with a possible extension through September 30, 2001 under certain conditions. Royalty rates under the Amended Disney License Agreement vary by product. The Amended Disney License Agreement contains minimum royalty guarantees.

On March 21, 2000, the Company announced that the Amended Disney License Agreement would not be renewed and will thus expire on December 31, 2000 (the "Expiration Date"). In accordance with the rights and obligations of the Company under the Amended Disney License Agreement, commencing on the Expiration Date, the Company will have a 13 month period, expiring on January 31, 2002 (the "Sell-off Period") in which it can continue to sell Disney licensed product manufactured by the Company until the Expiration Date. Until the Amended Disney License Agreement expires, all rights and obligations of the Company will remain in effect and the Company will continue to honor all terms of the Amended Disney License Agreement through the Sell-off Period. In Fiscal 1999, the sales of Disney licensed product accounted for slightly less than 20% of the Company's net sales. The Company believes the termination of the Amended Disney License Agreement will enable it to continue its change toward more profitable product. The Company does not believe that the expiration of the Amended Disney License Agreement will have a negative impact in Fiscal 2000. While the Company is currently evaluating the long-term impact of the expiration of the Amended Disney License Agreement, the Company believes that anticipated lost revenues due to the expiration of this agreement can be mitigated over time from increased revenues generated from other licensed products as well as increased sales of proprietary product.

In connection with the sale of the Manufacturing Facility, the Company entered into a printing services agreement, which commenced in November 1999 and terminates at the end of December 2004. Under the printing services agreement, the Company is obligated to purchase a substantial portion of the Company's existing product from the buyer and maintain certain minimum purchase levels.

The Company is required to meet minimum contractual payments in effect at December 25, 1999 of approximately $40.0 million in Fiscal 2000 and $28.8 million in Fiscal 2001. Of the payments due in Fiscal 2000 and Fiscal 2001, a significant portion is comprised of two obligations (i) the minimum purchase levels under the printing services agreement and (ii) the minimum royalty guarantees under the Amended Disney License Agreement. The Company believes that its cash on hand, cashflows from operations and borrowing availability under the revolving portion of the Company's Revolving and Term Loan Agreement will be sufficient to satisfy existing commitments and plans, including those described above. However, there can be no assurance that the Company will be able to make planned borrowings, that the Company's business will generate sufficient cash from operations, or that future borrowings will be available in an amount to enable the Company to service its debt and to make necessary capital or other expenditures.

Legal Proceedings

The Company is currently involved in various litigation as described under "Item
3. Legal Proceedings." While it is not feasible to predict or determine the outcome of the proceedings, it is the opinion of Management that their outcomes have been adequately reserved for.

Year 2000 Compliance

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed or capitalized, as appropriate, approximately $2.1 million during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standard's Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities which was amended by Statement of Financial Accounting Standards No. 137 ("SFAS No. 137"), which is effective for all quarters of fiscal years beginning after June 15, 2000. SFAS No. 137 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Unless the entity can treat the derivative as a hedge according to certain criteria, the entity may be required to deduct any changes in the derivative's fair value from its operating income. The adoption of SFAS 137 is not expected to have a material effect on the Company's Consolidated Financial Statements.

For a discussion on the Company's market rate exposure, see Item 7A

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has operations in Canada and the United Kingdom. In the normal course of business, these operations are exposed to fluctuations in currency values. Management does not consider the impact of currency fluctuations to represent a significant risk. The Company does not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes.

Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's Senior Note bears interest at a fixed rate. However, the fair market value of the fixed rate debt is sensitive to changes in interest rates. The Company is subject to the risk that market interest rates will decline and the interest rates under the fixed rate debt will exceed the then prevailing market rates. Under its current policies, the Company does not utilize any interest rate derivative instruments to manage its exposure to interest rate changes.

The Company's Revolving Credit and Term Loan facility of $22.1 million at December 25, 1999 bears interest at a variable rate. A 15% increase or decrease in the average cost of the Company's variable rate debt under the facility would not have significant impact on the Company's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report; see
Item 14 of Part IV.

CONSOLIDATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(In Thousands, Except For Per Share Data)

                                                   First             Second            Third             Fourth
                                                  Quarter           Quarter           Quarter           Quarter
                                                  -------           -------           -------           -------
1999
         Total revenues                             $ 34,769          $ 31,855          $ 42,445          $  56,702
         Gross profit                                 10,262             9,916            15,302             18,870
         Net income (loss) (1)                       (11,296)           (8,600)           (9,396)           215,131
         Net income (loss) per common share
            - basic and diluted                        (0.45)            (0.30)            (0.33)              7.60
         Weighted average number of common
            shares - basic and diluted                28,167            28,299            28,299             28,299

1998
         Total revenues                             $ 46,534          $ 43,145          $ 52,020          $  52,527
         Gross profit                                  9,559             1,313             6,589             (4,376)
         Net loss (2)                                (20,872)          (30,642)          (18,850)           (58,235)
         Net loss per common share - basic             (0.85)            (1.21)            (0.71)             (2.10)
            and diluted
         Weighted  average  number of common
            shares - basic and diluted                27,077            27,165            27,525             27,965

(1) Includes reorganization expenses of $21.3 million, fresh -start adjustments of $77.0 million and an extraordinary gain of $152.0 million.

(2) Includes a charge of $9.2 million relating to a writedown of long-lived assets at the Sturtevant, WI facility during the fourth quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to Executive Officers required by this item is included in Part I of the Company's Annual Report on Form 10-K.

On January 27, 2000, the Successor Company appointed a new Board of Directors to replace the Predecessor Company's Board of Directors.

                             Directors of Registrant

Successor Company

James D. Bennett
Director since: January 27, 2000
Age: 45

Mr. Bennett is the President of Bennett Management Corporation, a manager of private investment funds which invests primarily in the securities of companies in reorganization, bankruptcies, and special situations. Previously, Mr. Bennett was President of R.D. Smith & Company, Inc., a broker/dealer specializing in the securities of troubled companies. Prior to joining R.D. Smith, Mr. Bennett worked in the Corporate Finance Department of Kidder, Peabody & Co. and with Price Waterhouse. Mr. Bennett received a B.A. from Yale University in 1976 and an M.B.A. from Harvard Business School in 1980.

Thomas R. Cochill
Director since: January 27, 2000
Age: 60

Mr. Cochill is the founding partner and serves as Chief Executive Officer of Ingenium, LLC a crisis and transition management consulting firm. Mr. Cochill served as President, Chief Executive Officer and Chairman of the Board of Webcraft Technologies, Inc. ("Webcraft") from 1992 to 1998. Webcraft specializes in the printing of direct mail products, fragrance samplers, specialized government forms and complex commercial printed products. He serves as Vice Chairman of the Board of American Rice, Inc., an international marketer and miller of branded rice products and serves as a member of the Board of Directors of Grand Union Company, a grocery chain in the Northeast, Harvard Industries, Inc. an OEM manufacturer of products for the automotive and industrial markets, and Goss Graphic Systems, Inc., a manufacturer of newspaper, insert and commercial printing press systems. From 1981 to 1992, Mr. Cochill was employed by The Lehigh Press, Inc., a private printing company, where he was President, commercial Products Group, a minority partner, member of the Board of Directors, and member of the Executive Committee.

Richard Intrator
Director since: January 27, 2000
Age: 47

Mr. Intrator is Executive Vice President of Imax, Ltd. and President of Imax Enterprises. Mr. Intrator has worked in the media, entertainment and communications sector for over 20 years as an investment and merchant banker with PaineWebber, Kidder Peabody and The Lodestar Group, operating executive with ABC and Coca Cola Entertainment

(Columbia Pictures), and management consultant with Booz Allen & Hamilton. Mr. Intrator is currently Vice Chairman of the Board of The Lighthouse International and a director of .Com Distribution, Inc. Mr. Intrator earned his MBA from Harvard Business School and BS in Economics from the Wharton School of the University of Pennsylvania.

Michael A. Kramer
Director since: January 27, 2000
Age: 31

Mr. Kramer has been employed by the investment banking firm of Houlihan Lokey Howard & Zukin, Inc. since 1990, where he currently holds the position of Managing Director. Mr. Kramer also serves as a Director for Ascent Assurance Corporation and MFN Financial Corporation.

Eugene Linden
Director since: January 27, 2000
Age: 53

Mr. Linden is an independent author and consultant focusing on business and the environment. He has written numerous books including The Future in Plain Sight:
Nine Clues to the Coming Instability and The Parrot's Lament: And Other True Tales of Animal Intrigue, Intelligence and Ingenuity. Mr. Linden has written for Time magazine, The Wall Street Journal and Fortune magazine among others. Mr. Linden is also a Director of RARE (Center for Tropical Conservation)

Richard Nevins
Director since: January 27, 2000
Age: 52

Mr. Nevins has served as Managing Director of Jefferies & Company, Inc., an investment banking firm since July 1998. From 1992 to July 1998, Mr. Nevins served as President of Richard Nevins & Associates, a financial advisory firm. Mr Nevins has served as a director of Kevco, Inc. since November 1996. Mr. Nevins served as a director of Fruehauf Trailer Corporation from 1995 until October 1996. On October 7, 1996, Fruehauf filed for relief under Chapter 11. During 1996, Mr. Nevins served as acting Chief Operating Officer and Chief Restructuring Officer for Sun World International, a California agricultural firm. From 1995 to 1996, Mr. Nevins served as a director of Ampex Corporation and from 1993 to 1995 he served as a director of The Actava Group (now Metromedia International Group). Mr. Nevins received his B. A. in Economics from the University of California, Riverside and his MBA from Stanford Graduate School of Business.

Richard E. Snyder
Director since:  May 8, 1996
Age:  66

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid or accrued by the Company during Fiscal 1999 to (i) its Chief Executive Officer and (ii) its executive officers, other than the Chief Executive Officer, who were serving as executive officers at December 25, 1999.

                           Summary Compensation Table

                                                                                     Long Term Compensation
                                            Annual Compensation                               Awards
                           ------------------------------------------------  ------------------------------------------
                                                                 Other                       Securities
       Name and                                                 Annual       Restricted      Underlying      All Other
       Principal                                               Compensation     Stock        Options (#)   Compensation
       Position            Year (1)   Salary ($)   Bonus ($)        ($)        Awards ($)       (2)             ($)
-----------------------    --------   ----------   ---------        ---        ----------       ---             ---
Richard E. Snyder          FY99         $950,00    $950,000     $428,772(3)           --             --      $1,722 (4)
Chairman and Chief         FY98         949,985          --      403,099(2)           --        293,210       1,722
Executive Officer          FY97         937,885     500,000      442,147              --      1,271,089       1,722

Philip Galanes             FY99        $366,346    $406,346           --              --                     $1,722(4)
Chief Administrative       FY98         319,107          --           --              --        240,000          --
Officer                    FY97         236,925          --           --              --         62,243          --

Richard Collins            FY99        $300,000    $340,000     $ 16,365(5)           --                     $1,722(4)
Chief Operating            FY98         317,852          --           --              --         65,000          --
Officer                    FY97          94,490          --           --              --         57,350          --

Colin Finkelstein          FY99        $250,000    $278,000                                                  $1,722(4)
Chief Financial Officer

(1) The three years reported upon in the table are the fiscal years ended December 27, 1997 ("FY97"), December 28, 1998 ("FY98") and December 25, 1999 ("FY99").

(2) Upon consummation of the Amended Joint Plan of Reorganization, all outstanding options of the Predecessor Company were cancelled pursuant to and in accordance with the Amended Joint Plan of Reorganization.

(3) Includes $340,851 of imputed income with respect to the non-recourse note issued by Mr. Snyder to the Company in connection with his purchase of incentive stock in January 1996. Pursuant to the Amended Joint Plan of Reorganization, Mr. Snyder's obligations under the non-recourse note to the Predecessor Company were satisfied.

(4) Represents payments made by the Company with respect to life insurance premiums.

(5) Includes payments made by the Company totaling $15,000 with respect to a car allowance.

      Pursuant to and in accordance with the Amended Joint Plan of Reorganization on January 27, 2000, the then current employment agreement of Richard E. Snyder was canceled and terminated, and on such date in accordance with the Amended Joint Plan of Reorganization, the Successor Company and Mr. Snyder entered into a new employment agreement. The new employment entered into by the Successor Company and Mr. Snyder commenced immediately on such date and terminates on May 8, 2003. Under his employment agreement, Mr. Snyder is entitled to receive an annual base salary of $750,000 until the third anniversary of the commencement date and, thereafter an annual base salary of $850,000. In addition, Mr. Snyder is eligible to receive an annual bonus pursuant to the bonus plan of the Successor Company of up to 200% of his annual base salary, subject to the attainment of certain goals, with a target bonus of 100% of his annual base salary. In the event that the Successor Company terminates Mr. Snyder's employment for any reason other than cause or Mr. Snyder terminates his employment for good reason, the Successor Company will be required to pay him, in addition to accrued obligations, an amount equal to the product of (1) (a) three, if such termination is before May 8, 2000, or (b) two, if such termination is on or after May 8, 2001, times, (2) the sum of his annual base salary and that portion of his annual bonus earned but not yet paid. Pursuant to and in consideration for the execution of his employment agreement, Mr. Snyder was issued 250,000 restricted shares of the Successor Company's common stock under the Amended Joint Plan of Reorganization and was granted 233,889 restricted shares of the Successor Company's common stock under the Successor Company's 1999 Equity Award Plan. Not less than two-thirds of such restricted shares vest on the second anniversary of commencement date of the employment agreement and the remaining shares vest on the third anniversary date, provided that Mr. Snyder has been continuously employed by the Successor Company through each applicable vesting date. All shares of restricted stock, options and other stock-based compensation shall become immediately exercisable or vested, as the case may be if there is a change in control of the Company.

      In accordance with the Amended Joint Plan of Reorganization on January 27, 2000, the Successor Company entered into an amended employment agreement with Mr. Collins, commencing on such date and continuing through December 31, 2002. Under his employment agreement as amended, Mr. Collins is entitled to receive an annual base salary of $350,000 for each year of the term. In addition, Mr. Collins is eligible to receive an annual bonus pursuant to the bonus plan of the Successor Company of up to 200% of his annual base salary, subject to the attainment of certain goals, with a target bonus of 100% of his annual base salary. In the event the Successor Company terminates Mr. Collins' employment for any reason other than cause or Mr. Collins terminates his employment for good reason, the Successor Company will be required to pay him, in addition to accrued obligations, his annual base salary for the longer of (a) two years or
(b) the duration of the term of the agreement, to be offset by any new compensation earned over the balance of such period by Mr. Collins. Pursuant to his amended employment agreement, Mr. Collins was granted, under the Successor Company's 1999 Equity Award Plan, options to acquire 116,944 shares of the Successor Company's common stock at an exercise price of $1.92. Such options have a term of seven years from the date of grant and become exercisable in equal parts on each of the first three consecutive anniversaries of the date of grant, provided that Mr. Collins has been continuously employed by the Successor Company through each applicable vesting date.

      On January 27, 2000 in accordance with the Amended Joint Plan of Reorganization, the Successor Company entered into an amended employment agreement with Philip Galanes, commencing on such date and continuing through May 6, 2002. Under the agreement, Mr. Galanes is entitled to receive an annual base salary of $350,000 for the first year of the term, $357,000 for the second year of the term, and $400,000 for the third and fourth years of the term. In addition, Mr. Galanes is eligible to receive an annual bonus pursuant to the bonus plan of the Successor Company of up to 200% of his annual base salary, subject to the attainment of certain goals, with a target bonus of 100% of his annual base salary. In the event the Successor Company terminates Mr. Galanes' employment for any reason other than cause or Mr. Galanes' terminates is employment for good reason (including upon a change of control), the Company will be required to pay him, in addition to accrued obligations, his annual base salary and target bonus for two years. Pursuant to his employment agreement, Mr. Galanes was granted, under the Successor Company's 1999 Equity Award Plan, options to acquire 116,944 shares of the Successor Company's common stock at an exercise price of $1.92. Such options have a term of seven years from the date of grant and become exercisable in equal parts on each of the first four consecutive anniversaries of the date of grant, provided that Mr. Galanes has been continuously employed by the Successor Company through each applicable vesting date.

      In accordance with the Amended Joint Plan of Reorganization on January 27, 2000, the Successor Company entered into an amended employment agreement with Mr. Finkelstein, commencing on such date and continuing through December 31, 2002. Under his employment agreement as amended, Mr. Finkelstein is entitled to receive an annual base salary of $300,000 for each year of the term. In addition, Mr. Finkelstein is eligible to receive an annual bonus pursuant to the bonus plan of the Successor Company of up to 200% of his annual base salary, subject to the attainment of certain goals, with a target bonus of 100% of his annual base salary. In the event the Successor Company terminates Mr. Finkelstein's employment for any reason other than cause or Mr. Finkelstein terminates his employment for good reason (including upon a change of control), the Successor Company will be required to pay him, in addition to accrued obligations, his annual base salary for one year other than in the case of a change of control, and for two years in the case of a change of control. Pursuant to his amended employment agreement, Mr. Finkelstein was granted, under the Successor Company's 1999 Equity Award Plan, options to acquire 116,944 shares of the Successor Company's common stock at an exercise price of $1.92. Such options have a term of seven years from the date of grant and become exercisable in equal parts on each of the first three consecutive anniversaries of the date of grant, provided that Mr. Finkelstein has been continuously employed by the Successor Company through each applicable vesting date.

      COMPENSATION OF DIRECTORS.

      Each director who is not an employee of the Company is paid $20,000 annually for his or her services as a director and is eligible to participate in the Company's 1999 Equity Award Plan. On February 8, 2000, each non-employee director was granted immediately exercisable options to purchase 10,000 shares of the Successor Company's common stock at an exercise price of $1.92 per share. In addition, each non-employee director is entitled to be granted additional options to purchase 1000 shares of the Successor Company's common stock each year thereafter, provided such non-employee director is a director on such date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                           PRINCIPAL STOCKHOLDERS AND
                          SHARE OWNERSHIP BY MANAGEMENT

Pursuant to the Amended Joint Plan of Reorganization, on January 27, 2000 the shares of the Old Company Stock were cancelled. Holders of Old Company Stock received under the Amended Joint Plan of Reorganization warrants to purchase an aggregate of 525,000 of the Successor Company's common stock at an exercise price of $23.03 per share, allocated two-thirds to the holders of preferred stock and one-third to the holder of common stock. On January 27, 2000, shares of the Successor Company's common stock were issued and distributed pursuant to the Amended Joint Plan of Reorganization. See "Item 1. Business -- Recent Events" for a more complete description of the events and transactions.

The following table sets forth certain information regarding the beneficial ownership of the Successor Company's common stock as of March _, 2000 (except as set forth in notes 2 and 3 below), based upon 10,233,889 shares of Successor Company common stock outstanding on such date, by (a) each person or group known by the Successor Company to be the beneficial owner of more than 5% of such class of capital stock, (b) each of the Successor Company's Directors, (c) the Successor Company's Chief Executive Officer and the other executive officers of the Successor Company named in the Summary Compensation Table and (d) the Directors and executive officers of the Successor Company as a group.

                                                Beneficial Ownership (1)
                                                ------------------------
Name and Address of Beneficial Owner     Number of Shares of    Percentage of
------------------------------------        Common Stock        Common Stock(1)
                                         -------------------    --------------

5% Holders

Principal Life Insurance Company                 1,218,333(2)         11.9%
Principal Capital Management, LLC
           [Address]

                ................
Directors and Executive Officers

James D. Bennett                                 1,785,610(3)         17.4%

Thomas R. Cochill                                   10,000               *

Richard Intrator                                    10,000               *

Michael A. Kramer                                   10,000               *

Eugene Linden                                       15,402               *

Richard Nevins                                      10,000               *

Richard Collins                                         --              --

Colin Finkelstein                                       --              --

Philip Galanes                                          --              --

Richard E. Snyder                                  483,889(5)          4.7%

Directors and executive officers of the
Successor Company as a group                       483,889             4.7%

----------
*     Less than one percent.

(1) Except where otherwise indicated, the Company believes that all parties named in the table, based on information provided by such persons, have sole voting and dispositive power over the securities beneficially owned by them, subject to community property laws, where applicable. For purposes of this table, a person or group of persons is deemed to be the "beneficial owner" of any shares that such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares held by each person or group of persons named in the table on a given date, any security that such person or persons has the right to acquire within 60 days of March 20, 2000 is deemed to be outstanding (including by way of exercise of options), but shares that any other person may acquire during such 60-day period are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Represents shares of the Successor Company's common stock issued to the holder on January 27, 2000 pursuant to the Amended Joint Plan of Reorganization and assumed to be beneficially owned by the holder as a result of such issuance.

(3) Includes 1,775,610 shares of the Successor Company's common stock the beneficial ownership of which was reported in Amendment No. I to the holders Schedule 13G filed on February 10, 2000, and non-qualified options to purchase 10,000 shares of the Successor Company's common stock granted on February 8, 2000 pursuant to the Successor Company's 1999 Equity Award Plan, which are presently exercisable. Mr. Bennett is deemed to beneficially own 1,775,610 shares of the Successor Company's common stock by virtue of his control of the investment manager of Bennett Offshore Restructuring Fund Inc. and the general partner of Bennett Restructuring Fund, L.P. Mr. Bennett is the holder of non-qualified options to purchase 10,000 shares of the Successor Company's common stock granted on February 8, 2000.

(4) Includes non-qualified stock options to purchase 10,000 shares of the Successor Company's common stock granted pursuant to the Successor Company's 1999 Equity Award Plan and 5,402 shares of the Successor Company's common stock issued to the holder on January 27, 2000 pursuant to the Amended Joint Plan of Reorganization.

(5) Consists of 250,000 restricted shares of the Successor Company's common stock issued to Mr. Snyder on January 27, 2000 pursuant to the Amended Joint Plan of Reorganization and 233,889 restricted shares of the Successor Company's common stock issued to Mr. Snyder pursuant to his new employment agreement entered into with the Company in accordance with the Amended Joint Plan of Reorganization. Mr. Snyder controls the Snyder 1996 Family Limited Partnership, an equity investor in Golden Press Holdings, L.L.C. ("GPH"). GPH is a stockholder of the Successor Company and was a stockholder of the Predecessor Company beneficially owning more than 5% of the Predecessor Company's common stock and all of the outstanding shares of Predecessor Company's preferred stock. Mr. Snyder disclaims beneficial ownership of the shares of Successor Company's common stock owned by GPH.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Bennett is the President of Bennett Management Corporation, a manager of private investment funds, including Bennett Offshore Restructuring Fund Inc. and Bennett Restructuring Fund, L.P., which invests primarily in the securities of companies in reorganization, bankruptcies, and special situations. Mr. Bennett through these funds was the beneficial owner of 554,455 shares of the Predecessor Company's TOPrS securities and $15,640,000 principal amount of the Predecessor Company's senior notes.

Mr. Linden was the beneficial owner of 200 shares of the Predecessor Company's TOPrS securities and $30,000 principal amount of the Predecessor Company's senior notes.

Mr. Kramer is a Managing Director of the investment banking firm Houlihan Lokey Howard & Zukin, Inc, which acted as the financial advisor to the members of the Informal Senior Note Committee with respect to the Predecessor Company's restructuring.

Mr. Nevins is a Managing Director of the investment banking firm Jefferies & Company, Inc., acted as the financial advisor to the members of the Informal TOPrS Committee with respect to the Predecessor Company's restructuring.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Exhibits

Financial Statements. See Index to Consolidated Financial Statements and Schedules which appears on Page F-1 herein.

2.1 Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated May 13, 1999 (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on May 20, 1999).

2.2 Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code for the Joint Plan of Reorganization of the Golden Books Family Entertainment, Inc., Golden Books Publishing Company, Inc., and Golden Books Home Video, Inc., dated May 13, 1999 (incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K filed on May 20, 1999).

3.1* Amended and Restated Certificate of Incorporation of the Registrant dated January 27, 2000.

3.2* By-laws of the Registrant.

4.1* Form of certificate for shares of the Registrant's Common Stock.

4.2* Warrant Agreement by and between Golden Books Family Entertainment, Inc. and The Bank of New York, as Warrant Agent, dated as of January 25, 2000.

4.3* Form of warrant certificate (included in Exhibit A to the Warrant Agreement above).

4.4* Indenture governing the 10 3/4% Senior Secured Notes due 2004 issued by Golden Books Publishing Company, Inc., dated as of January 25, 2000, among Golden Books Publishing Company, Inc., the Guarantors named therein and HSCB Bank USA, as Indenture Trustee (incorporated by reference to Exhibit Form T3/A filed by the Golden Books Publishing Company, Inc. on January 26, 2000).

4.5* Form of 10 3/4% Senior Secured Notes (included in Exhibit A to the Senior
Note Indenture above.)

10.1* Golden Comprehensive Security Program, as amended.

10.2* Golden Retirement Savings Program, as amended.

10.3 Western Publishing Company, Inc.'s Executive Medical Reimbursement Plan dated January 1, 1991 (incorporated by reference to Exhibit 10.73 to the Registrant's Annual Report on Form 10-K for fiscal year 1991).

10.4 Golden Books Family Entertainment, Inc. Executive Officer Bonus Plan (incorporated by reference to Appendix VII to the 1996 Proxy).

10.5 Employment Agreement, dated as of July 28, 1997 between Golden Books Publishing Company, Inc. and Richard Collins (incorporated by reference to
Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for fiscal year 1997 (the "1997 Form 10-K")).

10.6 Employment Agreement dated May 7, 1998 between Golden Books Family Entertainment, Inc. and Philip Galanes (incorporated by reference to Exhibit
10.21 to the Registrant's Annual Report on Form 10-K for fiscal year 1998 (the "1998 Form 10-K")).

10.7 Licensed Book Publishing Agreement between Disney Licensed Publishing and Golden Books Publishing Company, Inc., dated September 26, 1997 (incorporated by reference to exhibit 10.01 to the 10-Q/A filed on November 17, 1997).

10.8 Licensed Book Publishing Agreement between Disney Licensed Publishing and Golden Books Publishing Company, Inc., dated December 12, 1998 (incorporated by reference to Exhibit 10.26 to the 1998 Form 10-K).

10.9 Revolving Credit and Term Loan Agreement, dated as of January 25, 2000, among Golden Books Publishing Company, Inc., the Lenders named therein and The CIT Group/Business Credit, Inc., as Agent, and Foothill Capital Corporation, as Co-Agent (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed on February 2, 2000).

10.10* 1999 Equity Award Plan.

10.11* Registration Rights Agreement, dated as of January 25, 2000, between Golden Books Family Entertainment, Inc. and the Holders named therein.

10.12* Employment Agreement, dated as of January 27, 2000, between Golden Books Family Entertainment, Inc. and Richard E. Snyder.

10.13* Amendment No. 1 to Richard Collins' Employment Agreement, dated as of September 1, 1998.

10.14* Amendment No. 2 to Richard Collins' Employment Agreement, dated as of January 27, 2000.

10.15* Employment Agreement, dated September 9, 1996, between Golden Books Family Entertainment, Inc. and Colin Finkelstein.

10.16* Amendment No. 1 to Colin Finkelstein's Employment Agreement, dated as of January 27, 2000.

10.17* Amendment No. 1 to Philip Galanes' Employment Agreement, dated as of January 25, 2000.

10.18* Printing Services Agreement by and between Golden Books Publishing Company, Inc. and Artech Capital Corporation, dated November 29, 1999.

21.1 * List of Subsidiaries.

27.1 * Financial Data Schedule.

*     Filed electronically herewith.

Reports on Form 8-K filed during the three months ended December 25, 1999: Form 8-K filed October 18, 1999

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2000                      GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.


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


Name                               Title                          Date

/s/ Richard E. Snyder              Chairman  of the  Board and    March 24, 2000
-----------------------------      Chief Executive Officer
Richard E. Snyder


/s/ James Bennett                  Director                       March 24, 2000
-----------------------------
James Bennett


/s/ Thomas R. Cochill              Director                       March 24, 2000
-----------------------------
Thomas R. Cochill


/s/ Richard Intrator               Director                       March 24, 2000
-----------------------------
Richard Intrator


/s/ Michael A Kramer               Director                       March 24, 2000
-----------------------------
Michael A. Kramer


/s/ Richard Nevins                 Director                       March 24, 2000
-----------------------------
Richard Nevins


/s/Eugene Linden                   Director                       March 24, 2000
-----------------------------
Eugene Linden

            GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

            GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                            Page

Report of Independent Auditors...............................................F-2

Consolidated Financial Statements:

Consolidated Balance Sheets at December 25, 1999 (Successor) and
December 26, 1998 (Predecessor)..............................................F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)
for the years ended December 25, 1999, December 26, 1998 and
December 27, 1997 (Predecessor)..............................................F-5

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
for the years ended December 25, 1999, December 26, 1998 and
December 27, 1997 (Predecessor)..............................................F-6

Consolidated Statements of Cash Flows for the years ended
December 25, 1999 December 26, 1998 and December 27, 1997
(Predecessor)................................................................F-7

Notes to Consolidated Financial Statements...................................F-9

Schedule I - Condensed Financial Information of Registrant...................S-1

Schedule II - Valuation and Qualifying Accounts..............................S-5

All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the consolidated financial statements or the notes thereto.

          Report of Independent Auditors Report of Independent Auditors

To the Board of Directors and Stockholders
Golden Books Family Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Golden Books Family Entertainment, Inc. and Subsidiaries (the "Company") as of December 25, 1999 (Successor Company consolidated balance sheet) and December 26, 1998 (Predecessor Company consolidated balance sheet), and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 25, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 2 to the consolidated financial statements, effective January 27, 2000, the Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to an Amended Joint Plan of Reorganization of which certain significant components were approved by the Bankruptcy Court on December 22, 1999. Accordingly, the accompanying December 25, 1999 consolidated balance sheet has been prepared in conformity with American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 3.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Books Family Entertainment, Inc. and Subsidiaries at December 25, 1999 (Successor Company consolidated balance sheet) and December 26, 1998 (Predecessor Company consolidated balance sheet), and the consolidated results of their operations and their cash flows for the three years in the period ended December 25, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

New York, New York
March 22, 2000

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

ASSETS

                                                               Successor   |   Predecessor
                                                                Company    |     Company
                                                                           |
                                                              December 25, |   December 26,
                                                                 1999      |       1998
                                                                 ----      |       ----
CURRENT ASSETS                                                             |
                                                                           |
         Cash and cash equivalents                              $  6,544   |    $ 15,330
                                                                           |
         Accounts receivable                                      54,089   |      41,411
                                                                           |
         Inventories                                              26,169   |      33,068
                                                                           |
         Royalty advances                                          3,264   |      17,198
                                                                           |
         Other current assets                                      5,403   |      14,246
                                                                --------   |    --------
                                                                           |
         Total current assets                                     95,469   |     121,253
                                                                --------   |    --------
                                                                           |
OTHER ASSETS                                                               |
                                                                           |
         Accounts receivable - long term                           3,346   |       4,127
                                                                           |
         Other noncurrent assets                                  14,822   |      14,367
                                                                --------   |    --------
                                                                           |
         Total other assets                                       18,168   |      18,494
                                                                           |
PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation              |
   and amortization of $37,946 as of December 26, 1998            17,522   |      29,955
                                                                           |
                                                                           |
GOODWILL, net of accumulated amortization of $2,805 as of                  |
   December 26, 1998                                                  --   |      29,391
                                                                           |
EXCESS REORGANIZATION VALUE                                       36,319   |          --
                                                                           |
                                                                           |
OTHER INTANGIBLE ASSETS, net of accumulated amortization of                |
   $7,849 as of December 26, 1998                                122,520   |      55,858
                                                                           |
                                                                --------   |    --------
                                                                           |
                                                                           |
TOTAL ASSETS                                                    $289,998   |    $254,951
                                                                ========   |    ========

See notes to consolidated financial statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Per Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                               Successor   |   Predecessor
                                                                                Company    |     Company
                                                                                           |
                                                                              December 25, |   December 26,
                                                                                 1999      |       1998
                                                                                 ----      |       ----
CURRENT LIABILITIES                                                                        |
                                                                                           |
     Accounts payable                                                          $ 28,591    |    $  26,002
                                                                                           |
     Accrued compensation and fringe benefits                                     6,790    |        4,977
                                                                                           |
     Revolving credit and term loan agreement                                    15,384    |           --
                                                                                           |
     Revolving credit facility                                                       --    |       21,637
                                                                                           |
     Loan facility                                                                   --    |       10,000
                                                                                           |
     Long term debt in default - Senior notes                                        --    |      150,000
                                                                                           |
     Guaranteed preferred beneficial interests in the Company's and                        |
       Golden Book Publishing Company, Inc.'s convertible debentures                 --    |      115,000
                                                                                           |
     Other current liabilities                                                   49,345    |       61,634
                                                                               --------    |    ---------
                                                                                           |
     Total current liabilities                                                  100,110    |      389,250
                                                                               --------    |    ---------
                                                                                           |
NONCURRENT LIABILITIES                                                                     |
     Revolving credit and term loan agreement                                     6,750    |           --
                                                                                           |
     Senior secured notes                                                        87,000    |           --
                                                                                           |
     Accumulated post-retirement benefit obligation                              30,806    |       29,609
     Deferred compensation and other deferred liabilities                        15,582    |       25,173
                                                                               --------    |    ---------
                                                                                           |
     Total noncurrent liabilities                                               140,138    |       54,782
                                                                                           |
STOCKHOLDERS' EQUITY (DEFICIT):                                                            |
                                                                                           |
     Convertible Preferred Stock - Series B, 13,000 shares authorized,               --    |       65,000
       no par value, 13,000 shares issued and outstanding as of December                   |
       26, 1998                                                                            |
                                                                                           |
     Common Stock, $.01 par value, 30,000,000 and 60,000,000 shares                        |
       authorized 10,233,889 and 27,899,047 shares issued as of                     102    |          279
       December 25, 1999 and 26, 1998, respectively                                        |
                                                                                           |
     Additional paid in capital                                                  50,131    |      128,956
                                                                                           |
     Accumulated deficit                                                             --    |     (379,390)
                                                                                           |
     Accumulated other comprehensive loss                                            --    |       (1,104)
                                                                               --------    |    ---------
                                                                                 50,233    |     (186,259)
                                                                                           |
     Less: Cost of common stock in treasury - 208,800 shares as of                   --    |        2,822
       December 26, 1998                                                                   |
                                                                                           |
               Unearned compensation on restricted stock                            483    |           --
                                                                               --------    |    ---------
                                                                                           |
     Total stockholders' equity (deficit)                                        49,750    |     (189,081)
                                                                               --------    |    ---------
                                                                                           |
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                           $289,998    |    $ 254,951
                                                                               ========    |    =========

See notes to consolidated financial statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except for Per Share Data)
--------------------------------------------------------------------------------

                                                                        Predecessor Company
                                                                            Year Ended
                                                          -------------------------------------------------
                                                          December 25,      December 26,      December 27,
                                                              1999              1998              1997
                                                              ----              ----              ----
Revenues:
     Net sales                                                $ 165,259         $ 193,573         $ 242,481
     Royalties and other income                                     512               653             1,080
                                                              ---------         ---------         ---------

     Total revenues                                             165,771           194,226           243,561
                                                              ---------         ---------         ---------

Costs and Expenses:
     Cost of sales                                              111,421           181,141           176,238
     Selling, general and administrative                         79,041            98,293           111,307
     (Gains) losses on sales of assets                           (7,300)            1,762           (10,786)
     Write-off of assets                                             --            15,309                --
                                                              ---------         ---------         ---------

     Total costs and expenses                                   183,162           296,505           276,759
                                                              ---------         ---------         ---------

Loss Before Interest Income, Distributions on                   (17,391)         (102,279)          (33,198)
     Guaranteed Preferred Beneficial Interests in the
     Company's and Golden Books Publishing Company,
     Inc.'s Convertible Debentures, Interest Expense,
     Reorganization Items, Fresh-Start Valuation,
     (Benefit) Provision for Income Taxes and
     Extraordinary Item

Interest Income                                                     189             1,700             5,579

Distributions on Guaranteed Preferred Beneficial                 (1,628)          (10,282)          (10,282)
     Interest in the Company's and Golden Books
     Publishing Company, Inc.'s Convertible Debentures
     (Contractual distributions of $9,667 for the year
     ended December 25, 1999)

Interest Expense (Contractual interest expense of                (3,555)          (18,404)          (11,742)
$14,646 for the year ended December 25, 1999)                 ---------         ---------         ---------


Loss Before Reorganization Items, Fresh-Start                   (22,385)         (129,265)          (49,643)
     Valuation, (Benefit) Provision For Income Taxes
     and Extraordinary Item

Reorganization Items                                            (21,329)               --                --

Fresh-Start Valuation                                            77,007                --                --
                                                              ---------         ---------         ---------

Income (Loss) Before (Benefit) Provision for Income              33,293          (129,265)          (49,643)
     Taxes and Extraordinary Item

(Benefit) Provision For Income Taxes                               (590)             (666)               37
                                                              ---------         ---------         ---------

Income (Loss) Before Extraordinary Item                          33,883          (128,599)          (49,680)

Extraordinary Item - Gain on Debt Discharge                     151,956                --                --
                                                              ---------         ---------         ---------

Net Income (Loss)                                               185,839          (128,599)          (49,680)

Other Comprehensive Income (Loss): Foreign Currency                 160               394              (159)
     Translation                                              ---------         ---------         ---------

Comprehensive Income (Loss)                                   $ 185,999         $(128,205)        $ (49,839)
                                                              =========         =========         =========

Net Income (Loss) per Basic and Diluted Common Share
     Before Extraordinary Item
                                                              $    1.15         $   (4.89)        $   (2.18)

Net Income  per Basic and Diluted Common Share -
     Extraordinary Item                                            5.38                --                --
                                                              ---------         ---------         ---------
Net Income (Loss) per Basic and Diluted Common Share               6.53         $   (4.89)        $   (2.18)
                                                              =========         =========         =========

See notes to consolidated financial statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997 (In thousands, Except for Shares and Per Share Data)

                                                                                                Convertible
                                                                  Common Stock           Preferred Stock - Series B    Additional
                                                               -------------------       --------------------------     Paid-In
                                                               Shares      Amounts       Shares              Amount     Capital
                                                               ------      -------       ------              ------     -------
PREDECESSOR COMPANY

Balances, December 28, 1996                                 25,964,711        $ 259       13,000           $ 65,000    $ 120,376

Net loss                                                            --           --           --                 --           --
Common stock issued as dividend                                780,000            8           --                 --           (8)
  on Preferred Stock - Series B
Exercise of stock options                                      142,602            2           --                 --        1,554
Issuance of warrants                                                --           --           --                 --        6,611
Currency translation adjustment                                     --           --           --                 --           --
                                                           -----------        -----       ------           --------    ---------
Balances, December 27, 1997                                 26,887,313          269       13,000             65,000      128,533

Net loss                                                            --           --           --                 --           --
Common stock issued as dividend                                585,000            6           --                 --           (6)
  on Preferred Stock - Series B

Exercise of stock options                                       17,501           --           --                 --          183
Common stock issued as contribution                            409,233            4           --                 --          539
  to Company 401(K) Plan
Dividends accrued on Preferrred Stock - Series B                    --           --           --                 --         (293)
Currency translation adjustment                                     --           --           --                 --           --
                                                           -----------        -----       ------           --------    ---------
Balances, December 26, 1998                                 27,899,047          279       13,000             65,000      128,956

Net income                                                          --           --           --                 --           --
Common stock issued                                            400,387            4           --                 --        5,201
Dividends accrued on Preferrred Stock - Series B+A59                                                                      (2,123)
Currency translation adjustment                                     --           --           --                 --           --
                                                           -----------        -----       ------           --------    ---------
Balances, December 25, 1999                                 28,299,434          283       13,000             65,000      132,034

Fresh-Start adjustments                                    (28,299,434)        (283)     (13,000)           (65,000)    (132,034)
Issuance of Successor Company common stock                   9,750,000           97           --                 --       49,653
Issuance of Successor Company common stock - restricted        250,000            3                                          247
Employee stock plan                                            233,889            2           --                 --          231
                                                           -----------        -----       ------           --------    ---------

SUCCESSOR COMPANY

Balances, December 25, 1999                                 10,233,889        $ 102           --           $     --    $  50,131
                                                           ===========        =====       ======           ========    =========


                                                                        Accumulated
                                                                           Other          Treasury Stock
                                                          Accumulated  Comprehensive   -------------------     Unearned Compensation
                                                             Deficit       Loss        Shares       Amount     On Restricted Stock
                                                             -------       ----        ------       ------     -------------------
PREDECESSOR COMPANY

Balances, December 28, 1996                               $(201,111)      $(1,339)     208,800     $(2,822)             $  --

Net loss                                                    (49,680)           --           --          --                 --
Common stock issued as dividend                                  --            --           --          --                 --
  on Preferred Stock - Series B
Exercise of stock options                                        --            --           --          --                 --
Issuance of warrants                                             --            --           --          --                 --
Currency translation adjustment                                  --          (159)          --          --                 --
                                                          ---------       -------     --------     -------              -----
Balances, December 27, 1997                                (250,791)       (1,498)     208,800      (2,822)                --

Net loss                                                   (128,599)           --           --          --                 --
Common stock issued as dividend                                  --            --           --          --                 --
  on Preferred Stock - Series B

Exercise of stock options                                        --            --           --          --                 --
Common stock issued as contribution                              --            --           --          --                 --
  to Company 401(K) Plan
Dividends accrued on Preferrred Stock - Series B                 --            --           --          --                 --
Currency translation adjustment                                  --           394           --          --                 --
                                                          ---------       -------     --------     -------              -----
Balances, December 26, 1998                                (379,390)       (1,104)     208,800      (2,822)                --

Net income                                                  185,839            --           --          --                 --
Common stock issued                                              --            --           --          --                 --
Dividends accrued on Preferrred Stock - Series B+A59
Currency translation adjustment                                  --           160           --          --                 --
                                                          ---------       -------     --------     -------              -----
Balances, December 25, 1999                                (193,551)         (944)     208,800      (2,822)                --

Fresh-Start adjustments                                     193,551           944     (208,800)      2,822                 --
Issuance of Successor Company common stock                       --            --           --          --                 --
Issuance of Successor Company common stock - restricted                                                                  (250)
Employee stock plan                                              --            --           --          --               (233)
                                                          ---------       -------     --------     -------              -----

SUCCESSOR COMPANY

Balances, December 25, 1999                                $      --       $    --           --     $    --              $(483)
                                                           =========       =======     ========     =======              =====

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                        Predecessor Company
                                                                            Year Ended
                                                          -------------------------------------------------
                                                          December 25,      December 26,      December 27,
                                                              1999              1998              1997
                                                              ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                       $ 185,839          $(128,599)        $(49,680)

     Adjustments to reconcile net income (loss) to net cash used in operating activities:

       Extraordinary item -  gain on debt discharge           (151,956)                --               --

       Fresh-start valuation                                   (77,007)                --               --

       Reorganization items                                     21,329                 --               --

       Depreciation and amortization                             6,108              7,895            6,732

       Amortization of intangibles                               7,824              4,685            4,482

       Provision for losses on accounts receivable               3,086              3,734            3,608

       (Gains) losses on sales of assets                        (7,300)             1,762          (10,786)

       Write-off of assets                                          --             15,309               --

       Loss on sale of equipment                                    --              4,692               --

       Other                                                       337              1,320               --

     Changes in assets and liabilities, net of effect of dispositions:

       (Increase) decrease in accounts receivable              (17,456)            11,556          (15,392)

       (Increase) decrease in inventories                          588              1,591           (7,051)

       (Increase) decrease in net assets held for sale              --               (213)           1,755

       Increase in other current assets and royalty               (421)           (12,894)          (3,215)
         advances

       Increase in accounts payable                              8,611              4,548            3,199

       Increase (decrease) in accrued compensation and           2,153               (910)             100
         fringe benefits

     Other                                                       7,585             21,307          (12,970)

                                                             ---------          ---------         --------
     Net cash used in operating activities before              (10,680)           (64,217)         (79,218)
         reorganization items

     Reorganization items, net of sale of Manufacturing        (21,497)                --               --
         Facility

                                                             ---------          ---------         --------
     Net cash used in operating activities                     (23,177)           (64,217)         (79,218)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Deposits and other                                          1,869               (211)          (3,497)

     Acquisitions of property, plant and equipment              (2,260)           (13,400)         (20,386)

     Additions to film library                                    (816)            (4,668)          (6,348)

     Proceeds from sales of assets, including sale of           14,941              7,667           22,712
         Manufacturing Facility                              ---------          ---------         --------


       Net cash provided by (used in) investing activities      13,734            (10,612)          (7,519)

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

(In Thousands)

                                                                    Predecessor Company
                                                                         Year Ended
                                                          -------------------------------------------------
                                                          December 25,      December 26,      December 27,
                                                              1999              1998              1997
                                                              ----              ----              ----
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from DIP Loan                                  14,634                --                --

     Repayments under DIP Loan                                  (14,634)               --                --

     Net proceeds from Revolving Credit Facility                     --            21,637                --

     Repayments of  Revolving Credit Facility                   (21,637)               --                --

     Net proceeds from Revolving Credit and Term Agreement       22,134                --                --

     Proceeds from Municipal Government Grants                       --                --             3,000

     Net proceeds from Loan Facility                                 --            10,000                --

     Proceeds from sale of Common Stock                              --                --             1,556

     Common Stock Transactions - Other                               --               728                --
                                                              ---------         ---------         ---------

       Net cash provided by financing activities                    497            32,365             4,556

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             160               383               (94)
                                                              ---------         ---------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (8,786)          (42,081)          (82,275)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     15,330            57,411           139,686
                                                              ---------         ---------         ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $   6,544         $  15,330         $  57,411
                                                              =========         =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:

     Cash paid during the year for:

       Interest and distributions on Guaranteed Preferred
         Beneficial Interests in the Company's and Golden
         Books Publishing Company, Inc.'s Convertible
         Debentures                                           $   1,480         $  15,235         $  21,553
                                                              =========         =========         =========

     Income taxes, net of refunds received                    $  (2,332)        $    (108)        $    (416)
                                                              =========         =========         =========

Non-cash activity:

     Receipt of preferred shares in connection with the sale      2,700         $      --         $      --
       of the Manufacturing Facility
                                                              =========         =========         =========


     Stock conversion on Guaranteed Preferred Beneficial          5,205                --                --
       Interests in the Company's and Golden Books Publishing =========         =========         =========
       Company, Inc.'s Convertible Debentures

     Issuance of warrants in connection with the Disney              --                --             6,611
       License Agreement
                                                              =========         =========         =========

See notes to consolidated financial statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

1. Nature of Business, Organization and Basis of Presentation

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

The Company's Golden Books Entertainment Group ("Golden Books Entertainment") consists of an extensive library of character-based family entertainment properties. The Golden Books Entertainment division's library is comprised of copyrights, distribution rights, trademarks and licenses relating to characters, television programs and motion pictures, both animation and live action, and includes individual specials and multiple episode series.

Until its sale in November 1999, the Company, through the Commercial Printing Division of its wholly owned subsidiary, Golden Books Publishing Company, Inc. ("Golden Books Publishing"), provided creative, printing and publishing services to third parties. The Company grouped these activities into three business categories: graphic art services and commercial printing; educational kit manufacturing; and custom publishing services (see Note 2 for additional information).

In February 1999, the Company reached an agreement with its major creditors pursuant to which its then existing long term debt would be significantly reduced and its existing trade obligations would be paid in full. In accordance with that agreement, the Company, as well as Golden Books Publishing and Golden Books Home Video, Inc. (collectively, the "Debtors") filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") (see Note 2 for additional information). Accordingly, the consolidated financial statements of the Company during the bankruptcy proceedings (the "Predecessor Company financial statements") are presented in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Significant components of the Amended Joint Plan of Reorganization (as hereinafter defined) were approved by the Bankruptcy Court on December 22, 1999. On January 27, 2000, the Company formally emerged from protection under the Bankruptcy Code upon the consummation of the Amended Joint Plan of Reorganization. The Company has applied the reorganization and fresh-start reporting adjustments as required by SOP 90-7 to the consolidated balance sheet as of December 25, 1999 (the "Effective Date") (see Note 2 for additional information).

Under fresh start reporting, a new reporting entity is deemed to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the Effective Date. A black line has been drawn to separate the Successor Company's consolidated balance sheet from that of the Predecessor Company to signify that they are different reporting entities and such consolidated balance sheets have not been prepared on the same basis.

As used herein, Successor Company refers to Golden Books Family Entertainment, Inc. and Subsidiaries from the Effective date and Predecessor Company refers to Golden Books Family Entertainment, Inc. and Subsidiaries prior to the Effective Date.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

2. Amended Joint Plan of Reorganization

The Company experienced liquidity difficulties as a result of operating losses, working capital deficiencies and negative operating cash flows. These difficulties hampered the Company's ability to fund day-to-day operations. In February 1999, the Company reached an agreement with its major creditors pursuant to which its then existing long term debt would be significantly reduced and its existing trade obligations would be paid in full. As a result, on February 26, 1999 the Debtors filed petitions for reorganization under the Bankruptcy Code. The petitions were filed in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The agreement in principle regarding the terms of the Company's restructuring and the filing of the Disclosure Statement and the Amended Disclosure Statement with the Bankruptcy Court occurred on February 26, 1999 and May 13, 1999, respectively. Under an order dated September 24, 1999, the Bankruptcy Court confirmed the Company's Amended Joint Plan of Reorganization (the "Amended Joint Plan of Reorganization"). Significant components of the Amended Joint Plan of Reorganization (as herein defined) were approved by the Bankruptcy Court on December 22, 1999. On January 27, 2000, the Company formally emerged from protection under the Bankruptcy Code upon the consummation of the Amended Joint Plan of Reorganization. The Company has applied the reorganization and fresh-start reporting adjustments as required by SOP 90-7 to the consolidated balance sheet as of December 25, 1999.

The following is a summary of the Amended Joint Plan of Reorganization:

o The Senior Notes of $150.0 million (as hereinafter defined) were converted into (i) new Senior Secured Notes (as hereinafter defined) in the principal amount of $87.0 million due 2004, with interest at the rate of 10.75%, if paid in cash, or, at the Company's option for the first two years, 14.25% payable in kind, and (ii) 42.5% of the Successor Company's common stock issued post recapitalization, prior to dilution (4,250,000 shares). The Senior Secured Notes are secured by the existing collateral which had already been granted to the holders of the Senior Notes as well as certain additional collateral.

o The TOPrS indebtedness of $109.8 million (as hereinafter defined) was converted into 50% of the Successor Company's common stock issued post recapitalization, prior to dilution (5,000,000 shares).

o The Golden Press Holdings, L.L.C. Loan Facility (as hereinafter defined) in the amount of $10.0 million was converted into 5% of the Successor Company's common stock issued post recapitalization, prior to dilution (500,000 shares).

o The existing employment agreement with Richard E. Snyder (the Predecessor and Successor Company's Chairman of the Board and Chief Executive Officer), was terminated and Mr. Snyder received, in consideration of his executing a new employment agreement and surrendering certain claims and rights under his then effective employment agreement, 2 1/2% of the Successor Company's common stock issued post recapitalization, prior to dilution in the form of restricted stock (250,000 shares), among other things.

Existing preferred and common shareholders surrendered their stock in exchange for warrants to purchase 5% of the Successor Company's common stock at an exercise price of $23.03 per warrant, allocated two-thirds to the preferred and one-third to the common shareholders, issued post recapitalization, prior to dilution (525,000 warrants). The restructuring also provided for the 1999 Equity Award Program for an amount of Successor Company's common stock equal to 10% of the Successor Company's common stock issued on the Effective Date of the Amended Joint Plan of Reorganization on a fully diluted basis (1,169,444 shares). Of that amount, one-half (5%) was allocated to senior management upon the Effective Date of the Amended Joint Plan of Reorganization with the balance being made available for other management personnel and for future grants.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

On the Effective Date of the Amended Joint Plan of Reorganization, the Successor Company entered into the Revolving Credit and Term Loan agreement (as hereinafter defined) consisting of a revolving credit facility of up to $50.0 million and a term loan of $10.0 million. The proceeds from the Revolving and Term Loan were utilized to repay all of the then outstanding amounts under the Dip Loan (as hereinafter defined), with additional proceeds being available for working capital and general corporate purposes (see Note 11 for additional information).

Until November 1999, the Company had manufactured the majority of its Children's Publishing products at its manufacturing facility in Sturtevant, WI (the "Manufacturing Facility"), with additional components and services obtained from third party vendors in the United States and abroad. As a result of the decline in the revenues of the Children's Publishing division, the Manufacturing Facility exceeded the Company's existing needs. Additionally, the Company was burdened by high operating costs due to its inability to utilize the full capacity of the Manufacturing Facility. Accordingly and in anticipation of the Company's emergence from Bankruptcy, in November 1999 the Company sold the Manufacturing Facility (including the Commercial Products Division) to a third party resulting in a loss of approximately $8.8 million being included as a reorganization item the consolidated statement of operations and comprehensive income (loss) for the year ended December 25, 1999. Simultaneous with the sale of the Manufacturing Facility, the Company and the buyer entered into a printing services agreement. Pursuant to the terms of the printing services agreement, the Company is obligated to purchase a substantial portion of the Company's existing product from the buyer.

On the Effective Date of the Amended Joint Plan of Reorganization, the value of the Senior Secured Notes and the Successor Company's common stock was less than the value of the liabilities subject to compromise of the Predecessor Company, accordingly, the Predecessor Company recorded an extraordinary gain of approximately $152.0 million related to the discharge of liabilities subject to compromise in the consolidated statement of operations and comprehensive income
(loss) for the year ended December 25, 1999. The consolidated financial statements at December 25, 1999 (Successor Company) gives effect to the issuance of the Senior Secured Notes and the Successor Company's common stock in accordance with the Amended Joint Plan of Reorganization.

The extraordinary gain recorded by the Predecessor Company was determined as follows (in thousands):

Liabilities subject to compromise at the Effective Date Debt:

     Loan facility                                                   $    10,000
     Senior Notes                                                        150,000
     Guaranteed   preferred  beneficial  interests  in  the
       Company's  and  Golden  Books  Publishing   Company,
       Inc.'s Convertible Debentures                                     109,795
                                                                     -----------
  Total debt                                                             269,795
Other long-term liabilities (principally interest expense)                18,911
                                                                     -----------
Total long-term liabilities subject to compromise                        288,706

Less:
  Value of Senior Secured Notes                                           87,000
  Value of Successor Company's common stock                               49,750
                                                                     -----------

Extraordinary gain on debt discharge                                 $   151,956
                                                                     ===========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

In accordance with SOP 90-7, the Company has recorded all transactions incurred as a result of the Bankruptcy filing separately as reorganization items. Accordingly, reorganization items included in the consolidated statement of operations and comprehensive income (loss) for the year ended December 25, 1999 includes the following (in thousands):

      Professional fees                                       $    8,808
      Shareholder lawsuit                                          1,250
      Loss on sale of manufacturing facility                       8,832
      Other costs                                                  2,691
      Interest income                                               (252)
                                                              ----------
      Total                                                   $   21,329
                                                              ==========

3. Fresh-Start Reporting

As indicated in Note 1, the Company adopted the requirements of fresh-start reporting as of December 25, 1999. In adopting fresh-start reporting, the Company was required to determine its enterprise value, which represents the fair value of the entity before considering its liabilities. The financial advisors to the Company determined the Company's enterprise value of $157.0 million and the reorganization equity value of $50.0 million.

The adjustments to reflect the adoption of fresh-start accounting, including the adjustments to record (i) inventories, (ii) other current assets, (iii) other assets, (iv) other intangible assets, (v) other current liabilities, (vi) accumulated post-post retirement benefit obligation and (vii) deferred compensation and other deferred liabilities at their fair market values, have been reflected in the following consolidated balance sheet reconciliation as of December 25, 1999 as fresh-start adjustments. In addition, the Successor Company's consolidated balance sheet was further adjusted to eliminate existing liabilities subject to compromise and equity and to reflect the aforementioned $157.0 million enterprise value, which includes the establishment of $36.3 million of reorganization value in excess of amounts allocable to net identifiable assets ("Excess Reorganization Value"). The Excess Reorganization Value is being amortized using the straight-line method over a 10-year useful life.

Reconciliation of the Predecessor Company's consolidated balance sheet as of December 25, 1999 to that of the Successor Company showing the adjustments thereto to give effect to the reorganization debt and fresh-start adjustments (as described above) is as follows (in thousands):

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

                                                       Predecessor                     Fresh-Start      Successor
                                                         Company     Reorganization    Adjustments       Company
                                                         -------     --------------    -----------       -------
ASSETS

Cash and cash equivalents                                $   6,544       $      --       $      --       $  6,544
Accounts receivable                                         54,089              --              --         54,089
Inventories                                                 26,115              --              54         26,169
Royalty advances                                             3,264              --              --          3,264
Other current assets                                         8,373              --          (2,970)         5,403
                                                         ---------       ---------       ---------       --------
   Total current assets                                     98,385              --          (2,916)        95,469

Other assets                                                17,995              --             173         18,168
Property, plant and equipment                               17,522              --              --         17,522
Other intangible assets                                     52,901              --          69,619        122,520
Goodwill                                                    28,103              --         (28,103)            --
Excess reorganization value                                     --              --          36,319         36,319
                                                         ---------       ---------       ---------       --------
   Total assets                                          $ 214,906       $      --       $  75,092       $289,998
                                                         =========       =========       =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                         $  28,591       $      --       $      --       $ 28,591
Accrued compensation and fringe benefits                     6,790              --              --          6,790
Revolving credit and term loan agreement                        --          15,384              --         15,384
DIP Loan                                                    22,134         (22,134)             --
Other current liabilities                                   47,019              --           2,326         49,345
                                                         ---------       ---------       ---------       --------
  Total current liabilities                                104,534          (6,750)          2,326        100,110

Revolving credit and term loan agreement                        --           6,750              --          6,750
Senior secured notes                                            --          87,000              --         87,000
Accumulated post-retirement benefit obligation              29,044              --           1,762         30,806
Deferred compensation and other deferred liabilities        21,589              --          (6,007)        15,582
Liabilities subject to compromise                          288,706        (288,706)             --             --
   Total noncurrent liabilities

Stockholders' equity (deficit)
  Convertible preferred stock                               65,000              --         (65,000)            --
  Common stock                                                 283             102            (283)           102
  Additional paid-in capital                               132,034          50,131        (132,034)        50,131
  Accumulated deficit                                     (422,518)        151,956         270,562             --
  Accumulated other comprehensive loss                        (944)             --             944             --
                                                         ---------       ---------       ---------       --------
                                                          (226,145)        202,189          74,189         50,233

Less: Cost of common stock in treasury                      (2,822)             --           2,822             --
         Unearned compensation on restricted stock              --            (483)             --            483
                                                         ---------       ---------       ---------       --------
Total stockholders' equity (deficit)                      (228,967)        201,706          77,011         49,750

Total liabilities and stockholders' equity (deficit)     $ 214,906       $      --       $  75,092       $289,998
                                                         =========       =========       =========       ========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

4. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Predecessor or Successor Company and all its wholly owned subsidiaries. All material intercompany items and transactions have been eliminated in consolidation. Certain amounts in 1998 and 1997 have been reclassified to conform to the 1999 presentation.

Cash and Cash Equivalents

The Company considers all highly liquid debt investments purchased with maturities of three months or less to be cash equivalents. Cash equivalents consist of investments in high grade commercial paper. Accordingly, these investments are subject to minimal credit and market risk. At December 25, 1999 and December 26, 1998, all of the Company's cash equivalents are classified as held to maturity and their carrying amounts approximate fair value.

At December 25, 1999 and December 26, 1998, the Company has placed approximately $1.9 million and $3.7 million, respectively in certificates of deposit primarily to collateralize lease obligations associated with the Company's corporate headquarters located in New York City. Such amounts are included in other non-current assets on the accompanying consolidated balance sheets.

Income Taxes

The Company accounts for income taxes in accordance with the liability method. Under this method, deferred income taxes are provided for differences between the book and tax bases of the Company's assets and liabilities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to provision for returns and other sales allowances, allowance for doubtful accounts, slow moving and obsolete inventories, reserve for royalty guarantees and advances, film forecast ultimates, long-term asset impairment and taxes.

Property, Plant and Equipment

Property, plant and equipment of the Predecessor Company is stated at cost and was depreciated / amortized on the straight-line method over the following estimated useful lives:

               Classification                     Estimated Life (Years)
               --------------                     ----------------------
    Building and improvements                             10 - 20
    Machinery and equipment                                3 - 10

Expenditures which significantly increased the value or extended the useful lives of assets were capitalized, while maintenance and repairs were expensed as incurred. The cost and related accumulated depreciation / amortization of assets, replaced, retired or disposed of were eliminated from their respective property, plant and equipment accounts, and any gain or loss was reflected in consolidated statements of operations.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

Costs related to the development of information systems that were expected to benefit future periods were capitalized and amortized over the estimated useful lives of the systems.

As a result of the recurring losses by the Children's Publishing business primarily due to a reduced level of sales, high operating costs (including an unfavorable lease agreement and disadvantageous union contracts) and the under utilization of manufacturing capacity at their Manufacturing Facility, during the fourth quarter of 1998, management evaluated the ongoing value of the property, plant and equipment associated with its Manufacturing Facility. Based on this evaluation, the Company determined that assets with a carrying value of $19.2 million were impaired and wrote them down by approximately $9.2 million to their estimated fair value. Fair value was based upon estimates by management using current market values from vendors and appraisals. Such amount has been included in write-off of assets in the accompanying consolidated statement of operations and comprehensive income (loss) for the year ended December 26, 1998. The Manufacturing Facility was sold in November 1999 (see Note 2 for additional information).

The Successor Company maintains the policies concerning transactions affecting property, plant and equipment as noted above.

Revenue Recognition

Sales are recorded upon shipment of products. Sales made on a returnable basis are recorded net of provisions for estimated returns and allowances. These estimates are revised, as necessary, to reflect actual experience and market conditions. Revenue from the sale of film rights, principally for the home video and domestic and foreign syndicated television markets, is recognized when the film is available for showing or exploitation. Income from licensing is recorded at the time characters are available to the licensee and collections are reasonably assured. Receivables due more than one year beyond the consolidated balance sheet date are discounted to their present value.

Income (Loss) Per Common Share

Net income (loss) per basic common share for the Predecessor Company was based on the net income (loss) for the period plus preferred dividend requirements divided by the weighted average number of basic common shares outstanding for the period. Shares issuable upon the exercise of all common stock equivalents consisting primarily of stock options and warrants were not included in the computations since their effect was antidilutive.

Pursuant to SOP 90-7, the common stock of the Successor Company was restated to reflect the capitalization of the Successor Company as of the Effective Date of the Amended Joint Plan of Reorganization.

Net income per basic and diluted common share for the Predecessor Company on a proforma basis for the equity structure of the Successor Company was based on the net income for the period less any preferred dividend requirements divided by the weighted average number of basic and diluted common shares outstanding for the period. Shares issuable upon the issuance of warrants were not included in the computation since the effects of the warrants would be antidilutive. A reconciliation of the number of shares used for calculating basic and diluted earnings per share common share follows (in thousands) (see Note 20):

      Average number of common shares outstanding                         10,234
      Effect of stock options                                                703
                                                                          ------
                                                                          10,937
                                                                          ======

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

Inventories

Inventories of the Predecessor Company were valued at the lower of cost or market value. Cost was determined by the last-in, first-out ("LIFO") method for substantially all domestic inventories, except for the Entertainment division's inventory which were valued using the first-in, first-out method. Inventories of international operations were valued using the first-in, first-out method. At December 26, 1998, approximately 75% of total inventories were valued under the LIFO method.

Pursuant to SOP 90-7, inventories were restated at their approximate fair value at December 25, 1999.

Foreign Currency Translation

Foreign currency assets and liabilities are translated into United States dollars at end of period rates of exchange, and income and expense accounts are translated at the weighted average rates of exchange for the period of the Predecessor Company. The gains and losses resulting from the translation adjustments have been accumulated as a separate component of common stockholders' equity (deficit). During the year ended December 26, 1998, the Company recorded a translation charge of approximately $777,000 relating to the wind-down of the United Kingdom operations. Such amount was included in selling, general and administrative expenses in the consolidated statement of operations and comprehensive income (loss) for the year ended December 26, 1998.

Pursuant to SOP 90-7, foreign currency translation was restated to zero at December 25, 1999.

Advertising Costs

The Company expenses advertising costs related to their operations as they are incurred. Advertising expenses for the years ended December 25, 1999, December 26, 1998 and December 27, 1997 amounted to approximately $2.4 million, $2.4 million and $3.6 million, respectively.

Other Intangible Assets

Other intangible assets of the Predecessor Company consisted primarily of the film library and the associated costs of acquiring the film library, costs of additional licenses and television production costs, which were stated at the lower of unamortized costs or net realizable value. The costs were being amortized using the film-forecast method which amortized such costs in the same ratio that current revenues bore to anticipated total revenues. Under this method, the useful lives did not exceed 20 years in duration. The liabilities for various profit participations and residuals were accrued in the proportion which revenue for a period bore to ultimate revenue.

During the fourth quarter of 1998, the Predecessor Company recorded a non-cash charge of approximately $1.4 million as a component of write-off of assets in the consolidated statement of operations and comprehensive income (loss) due to the acceleration of the amortization period of one of the Predecessor Company's entertainment productions.

In adopting the requirements of fresh-start reporting, the Successor Company was required to obtain an independent valuation of its identifiable intangible assets as of December 25, 1999. Accordingly, the Successor Company's other intangible assets are stated at fair market value and are being amortized on the straight-line basis over the following estimated useful lives except for the film library which is being amortized using the film-forecast method as utilized by the Predecessor Company with useful lives which do not exceed 20 years in duration.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

               Classification                     Estimated Life (Years)
               --------------                     ----------------------
       Trademarks and tradenames                            25
       Film library                                         20
       Publishing works and education brands                20
       Other                                                4 - 5

Goodwill and Long Lived Assets

Goodwill of the Predecessor Company consisted of the cost in excess of net assets acquired in connection with the acquisition of substantially all the assets of Broadway Video Entertainment, L.P. of approximately $32.2 million, which was being amortized on a straight-line basis over a 25-year period.

Excess Reorganization Value

The financial advisors of the Company determined the Company's enterprise value of $157.0 million and the reorganization equity value of $50.0 million. The Successor's Company consolidated balance sheet was adjusted to eliminate the existing liabilities subject to compromise and equity and to reflect the aforementioned $157.0 million enterprise value, which includes the establishment of $36.3 million of Excess Reorganization Value. Excess Reorganization Value is being amortized using the straight-line basis over 10 years.

It is the Company's policy to account for excess reorganization value at the lower of amortized cost or estimated realizable value. As part of an ongoing review of the valuation and amortization of excess reorganization value and long lived assets of the Company and its subsidiaries, management assesses the carrying value of excess reorganization value and long lived assets if facts and circumstances suggest that there may be impairment. If this review indicates that excess reorganization value and long lived assets will not be recoverable as determined by a non-discounted cash flow analysis of the operating results over the remaining amortization period, the carrying value of the excess reorganization value and long lived assets would be reduced to estimated realizable value.

Deferred Financing Fees

The Successor Company has incurred and will continue to incur certain fees in connection with entering into the Revolving Credit and Term Loan Agreement. These deferred financing fees are included in other noncurrent assets in the Successor Company's consolidated balance sheet and will be amortized on a straight-line basis over the life of the Revolving Credit and Term Loan Agreement (3 years).

Statement Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which will be effective for the Company in the first quarter of 2000. SAB 101 clarifies certain existing accounting principles for the recognition and classification of revenues in financial statements. The Successor Company has not yet completed its review of SAB 101, but does not anticipate that its adoption will have a material effect on the consolidated financial statements.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

Proposed Changes to Film Accounting Standards

In October 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued an exposure draft of a proposed Statement of Position, "Accounting by Producers and Distributors of Films" (the "SOP"). The proposed rules would establish new accounting standards for producers and distributors of films, including changes in revenue recognition and accounting for advertising, development and overhead costs. The provisions of the SOP are still being deliberated by AcSEC and could change prior to the issuance of the final standard, which is expected to occur by the end of the second quarter of 2000. The SOP is expected to be effective for calendar-year companies on January 1, 2001, with early application encouraged. The Successor Company does not expect that the adoption of the provisions of the SOP will have a material effect on the Successor Company's consolidated statement of operations and comprehensive income (loss).

5. (Gains) Losses on Sales of Assets, Write-off of Assets and Net Assets Held for Sale

During 1997, the Predecessor Company sold its printing operations in Cambridge, Maryland, the building which had housed its main plant in Racine, and disposed of other assets. On December 1, 1997, the Cambridge commercial printing operation was sold for approximately $20.2 million in cash, subject to a working capital adjustment which resulted in a gain of approximately $10.2 million recorded in the consolidated statement of operations and comprehensive income
(loss) for the year ended December 27, 1997. The results of the operations of the Cambridge facility are included in the Predecessor Company's consolidated results of operations until its date of disposition. The facilities results of operations for the year ended December 27, 1997 were as follows (in thousands):

                                                       Predecessor Company
                                                Period from December 29, 1996 to
                                                        December 1, 1997
                                                      (date of disposition)
                                                      ---------------------
Revenues                                                    $25,552
Gross profit                                                  3,656
Income before interest expense and
   provision for income taxes                                 1,952

Additionally, the sales of the Racine plant and other assets each resulted in gains of $0.3 million for the year ended December 27, 1997. In connection with the Predecessor Company's strategic plan, the Predecessor Company incurred approximately $11.4 million in one time transition costs during 1997 consisting of: (i) $3.1 million of moving costs associated with new facilities, (ii) $3.5 million for outsourcing of the information technology department, (iii) $4.5 million in consulting services associated with implementing the strategic plan, and (iv) $0.3 million in other costs. These one time transition costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations and comprehensive income (loss) for the year ended December 27, 1997.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

During 1998, the Company continued its restructuring with the sale of its facility in Fayetteville, North Carolina and a reduction of its office space in New York (see Note 16). The Fayetteville facility was sold for approximately $7.2 million in cash which resulted in a loss of approximately $1.8 million, which was recorded as (gains) losses on sale of assets in the consolidated statement of operations and comprehensive income (loss) for the year ended December 26, 1998. The Predecessor Company recorded a charge of approximately $4.7 million principally composed of a write-off of leasehold improvements associated with the Predecessor Company's reduction of office space in connection with their New York lease agreement as write-off of assets in the consolidated statement of operations and comprehensive income (loss) for the year ended December 26, 1998. Additionally, in 1998, the Predecessor Company incurred approximately $12.2 million in one-time transition costs, consisting of: (i) $4.4 million in outsourcing premiums and (ii) $7.8 million in costs associated with the Predecessor Company's move to the new manufacturing facility in Sturtevant, WI facility. These one time transition costs are included in: (i) cost of sales and (ii) selling, general and administrative expenses, respectively, in the accompanying consolidated statement of operations and comprehensive income (loss) for the year ended December 26, 1998.

During 1999, the Predecessor Company continued its disposition of non-core assets with the sale of its: (i) Coffeyville Distribution Center, (ii) operating facility in Canada, (iii) Adult Publishing business and (iv) McSpadden-Smith music publishing division. The Coffeyville Distribution Center was sold for approximately $2.2 million, which resulted in a gain of approximately $1.5 million. The operating facility in Canada was sold for approximately $1.9 million, which resulted in a gain of approximately $1.9 million. The Canadian operation relocated to a leased facility after the sale. The Adult Publishing business was sold for approximately $11.0 million, which resulted in a gain of approximately $1.7 million. The McSpadden-Smith music publishing division was sold for approximately $2.8 million, which resulted in a gain of approximately $2.2 million. These gains have been recorded as (gains) losses on the sales of assets in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 25, 1999.

As of December 25, 1999, substantially all of the facility closing and severance costs, except for approximately $424,000 (which is contractually obligated), have been paid.

As of December 26, 1998, net assets held for sale (included in other current assets in the consolidated balance sheet) totaling approximately $1.3 million included the Company's, (i) Creative Center and (ii) Coffeyville Distribution Center, both facilities of Golden Books Publishing.

The Successor Company adopted the requirements of fresh-start reporting as of December 25, 1999. The adjustments to reflect the adoption of fresh-start reporting include adjustments to record net assets held for sale at their fair market value. Accordingly, the Successor Company recorded a fresh-start valuation adjustment to reduce the value of the Creative Center to zero as of December 25, 1999.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

6. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

                                        Successor Company    Predecessor Company
                                        December 25,1999      December 26, 1998
                                        ----------------      -----------------
Accounts receivable                         $ 94,072               $ 79,165

Allowance for doubtful accounts               (5,963)                (6,800)

Allowance for sales discount and             (30,674)               (26,827)
   returns                                  --------               --------


                                              57,435                 45,538

Less: long term portion                       (3,346)                (4,127)
                                            --------               --------

                                            $ 54,089               $ 41,411
                                            ========               ========

7. Inventories

Inventories consisted of the following (in thousands):

                                        Successor Company    Predecessor Company
                                        December 25,1999      December 26, 1998
                                        ----------------      -----------------
Raw materials                               $    250               $  1,911


Work-in-process                                  819                  2,914


Finished goods                                22,920                 24,993

Film library                                   2,180                  3,250
                                            --------               --------

                                            $ 26,169               $ 33,068
                                            ========               ========

At December 26, 1998, the replacement cost of inventories valued using LIFO exceeded the net carrying amount of such inventories by approximately $3.2 million. For the years ended December 25, 1999 and December 26, 1998 the liquidation of LIFO inventories decreased cost of sales by approximately $1.0 million and $1.4 million, respectively. For the year ended December 27, 1997 there was no LIFO liquidation and therefore, no impact on the consolidated financial statements.

Pursuant to SOP 90-7, inventories were restated at their approximate fair value at December 25, 1999, which resulted in the elimination of the Predecessor Company's LIFO layers.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

                                        Successor Company    Predecessor Company
                                        December 25,1999      December 26, 1998
                                        ----------------      -----------------
Land                                        $    393               $    393

Building and improvements                      8,060                  9,265

Machinery and equipment                        8,130                 56,162

Construction in progress                         939                  2,081
                                            --------               --------

                                              17,522                 67,901

Less accumulated depreciation and                 --                (37,946)
   amortization                             --------               --------


                                            $ 17,522               $ 29,955
                                            ========               ========

9. Other Intangible Assets

Other intangible assets consisted of the following (in thousands):

                                        Successor Company    Predecessor Company
                                        December 25,1999      December 26, 1998
                                        ----------------      -----------------
Trademark and tradename                     $ 31,800               $     --


Film library                                  41,420                 63,707

Publishing works and education brands         46,000                     --

Other                                          3,300                     --
                                            --------               --------

                                             122,520                 63,707

Less: accumulated amortization                    --                 (7,849)
                                            --------               --------

                                            $122,520               $ 55,858
                                            ========               ========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

10. Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

                                        Successor Company    Predecessor Company
                                        December 25,1999      December 26, 1998
                                        ----------------      -----------------
Royalties payable                           $ 23,265               $ 17,426

Accrued interest                                 562                 12,958

Accrued worker's compensation                  3,155                  3,524

Reorganizational items                         6,232                    620

Restructuring costs                              424                     --

Other                                         15,707                 27,106
                                            --------               --------

                                            $ 49,345               $ 61,634
                                            ========               ========

11. Debt

Debt consisted of the following (in thousands):

                                        Successor Company    Predecessor Company
                                        December 25,1999      December 26, 1998
                                        ----------------      -----------------

Senior secured notes                        $ 87,000               $     --
Revolving credit and term loan                22,134                     --
   agreement

Senior notes                                      --                150,000
Revolving credit facility                         --                 21,637
Loan facility                                     --                 10,000
                                            --------               --------
                                             109,134                181,637
Less long-term portion                       (93,750)                    --
                                            --------               --------
                                            $ 15,384               $181,637
                                            ========               ========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

Debt - Successor Company

Senior Secured Notes

On the Effective Date of the Amended Joint Plan of Reorganization, the Successor Company entered into an indenture agreement in the principal amount of $87.0 million (the "Senior Secured Notes") due in full on December 31, 2004 together with all accrued and unpaid interest thereon. Interest at the rate of 10.75% per annum is payable semi-annually on June 30th and December 31st of each year of the term of the Senior Secured Notes commencing January 1, 2000. Interest may be paid in the form of additional Senior Secured Notes at a rate of 14.25% per annum in lieu of cash at the Successor Company's option for all interest payments due on or prior to December 31, 2002. The Senior Secured Notes are secured by the existing collateral which had been granted to the holders of the Senior Notes as well as certain additional collateral. The Senior Secured Notes requires the Successor Company to maintain compliance with certain financial and non-financial covenants, including minimum EBITDA and limitations on: (i) restricted payments, (ii) incurance on additional indebtedness and (iii) capital expenditures (all as defined in the Senior Secured Notes agreement), among others. The Successor Company has outstanding $87.0 million under the Senior Secured Notes agreement as of December 25, 1999.

Revolving Credit and Term Loan Agreement

On the Effective Date of the Amended Joint Plan of Reorganization, the Successor Company entered into a revolving credit and term loan agreement consisting of a revolving credit facility of up to $50.0 million and a term loan in the amount of $10.0 million (the "Revolving Credit and Term Loan Agreement"). The proceeds from the Revolving Credit and Term Loan Agreement were utilized to repay all of the then outstanding amounts under the DIP Loan (as hereinafter defined), with additional proceeds being available for working capital and general corporate purposes.

The Successor Company maintains a Borrowing Base (as defined) of up to $50.0 million for the revolving credit portion of the Revolving Credit and Term Loan Agreement, with such outstanding amounts being due on a current basis with all remaining outstanding amounts being due in full on December 31, 2002 together will all accrued and unpaid interest thereon. Such due date may be extended for one year periods. Interest on the revolving credit portion of the Revolving Credit and Term Loan Agreement is payable monthly in arrears on the first day of each month commencing February 1, 2000 at a rate equal to the Prime Rate plus 1.75%. The Successor Company is required to pay an unused line of credit fee in the amount of 1/2 of 1% per annum monthly in arrears on the last day of each month commencing January 31, 2000. The Successor Company is also required to pay a termination fee of: i) 3% through December 31, 2000, ii) 2% through December 31, 2001 and iii) 1% through December 31, 2002, multiplied by the total maximum amount available above the then outstanding amount reduced by any payments made under the term loan portion of the Revolving Credit and Term Loan Agreement if the revolving credit portion of the Revolving Credit and Term Loan Agreement is paid in full prior to December 31, 2002. Such percentages would be reduced to 1%, .5% and .25% respectively, if the termination is a result of the sale of the Successor Company or the offering of debt or equity realizing gross proceeds of not less than $200.0 million.

The term loan portion of the Revolving Credit and Term Loan Agreement in the amount of $10.0 million is payable in installments by the Successor Company over its three year term with all remaining principle together with all accrued and unpaid interest thereon due in full on December 31, 2002. Interest on the term loan portion of the Revolving Credit and Term Loan Agreement is payable monthly in arrears on the first day of each month commencing February 1, 2000

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

at a rate equal to the Prime Rate plus 1.75%.

The Revolving Credit and Term Loan Agreement requires the Successor Company to maintain compliance with certain financial and non-financial covenants, including minimum EBITDA and limitations on: (i) dividends, distributions and prepayments, (ii) incurences on additional indebtedness and (iii) capital expenditures (all as defined in the Revolving Credit and Term Loan Agreement), among others. The minimum EBITDA covenant requires the achievement of approximately $1.0 million in EBITDA for Fiscal 2000. While the Company's budget projects EBITDA in excess of this amount, the Company has not achieved this level of EBITDA in recent years. The Successor Company has approximately $15.4 million and $6.8 million outstanding under the revolving credit and term loan portions, respectively of the Revolving Credit and Term Loan Agreement as of December 25, 1999. At March 17, 2000 the Company had available borrowings of $19.3 million under the Revolving Credit and Term Loan Agreement.

Principal maturities of the Successor Company's debt over the next five years as of December 25, 1999 are as follows (in thousands):

      2000               $ 15,384
      2001                  3,250
      2002                  3,500
      2003                     --
      2004                 87,000

Debt - Predecessor Company

DIP Loan

On March 25, 1999, the Bankruptcy Court gave final approval to a $55.0 million debtor-in-possession financing facility consisting of a $45.0 million credit facility and a $10.0 million term facility (the "DIP Loan"). The DIP Loan was for an initial period of two years with annual renewals thereafter with interest rates ranging from the Prime Rate plus 1/8th of 1% to 5/8th of 1%. The DIP Loan contained various financial covenants that the Predecessor Company was required to maintain on a quarterly basis. The DIP Loan was secured by certain property, receivables and inventory of the Predecessor Company. The Predecessor Company utilized the proceeds from the DIP Loan to repay all outstanding amounts under their then existing Revolving Credit Facility (as hereinafter defined) with the remainder being utilized to fund operations through the Effective Date of the Amended Joint Plan of Reorganization. On the Effective Date of the Amended Joint Plan of Reorganization all outstanding amounts under the DIP Loan were paid in full with the proceeds from the Revolving Credit and Term Loan Agreement.

Other Debt

The following descriptions of the financing arrangements of the Predecessor Company is based on the original contractual terms and maturities of the related financial instrument. As a result of operating losses, working capital deficiencies and negative operating cash flow and the resulting Bankruptcy filing, the Predecessor Company breached covenants in all of its then existing debt agreements. All amounts outstanding were classified as current liabilities at December 26, 1998.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

Senior Notes

The Predecessor Company had outstanding $150.0 million principal amount of 7.65% Senior Notes due 2002 (the "Senior Notes"). Interest was payable semiannually on September 15th and March 15th. The Senior Notes contained certain provisions limiting subsidiary indebtedness, guarantees, liens and the payment of cash dividends on Predecessor Company's preferred and common stock. At December 26, 1998, the Predecessor Company had outstanding borrowings under the Senior Notes totaling $150.0 million. On the Effective Date of the Amended Joint Plan of Reorganization, the Senior Notes were converted into (i) the Senior Secured Notes and (ii) 42.5% of the Successor Company's common stock issued post recapitalization, prior to dilution (4,250,000 shares).

Revolving Credit Facility

On June 3, 1998, the Predecessor Company entered into a $30.0 million three-year revolving credit facility ("Revolving Credit Facility"). Borrowings under the Revolving Credit Facility bore interest at the prime rate. The Revolving Credit Facility was secured by certain receivables and inventory of Golden Books Publishing. As a result of entering into the Revolving Credit Facility, Golden Books Publishing amended the Senior Notes to, among other things, (i) permit Golden Books Publishing to secure up to $30.0 million of borrowings and related obligations under the Revolving Credit Facility, (ii) grant to the holders of the Senior Notes a security interest in certain assets of Golden Books Publishing, (iii) add a guarantee from the Predecessor Company and (iv) add additional covenants and amend certain existing covenants. At December 26, 1998, the Predecessor Company had outstanding borrowings under the Revolving Credit Facility totaling approximately $21.6 million. During 1999, the Predecessor Company utilized a portion of the proceeds from the DIP Loan to repay all of the then outstanding amounts under the Revolving Credit Facility.

Loan Facility

On September 4, 1998, the Predecessor Company entered into a $25.0 million loan facility with GP Holdings (the "Loan Facility"). The Loan Facility permitted Golden Books Publishing to borrow at its option, but subject to certain conditions, up to $25.0 million. Borrowings under the Loan Facility were guaranteed by the Predecessor Company and secured by certain assets. All outstanding amounts under the Loan Facility were due, together with accrued and unpaid interest, on September 9, 1999 or earlier under certain conditions, including if certain assets of the Predecessor Company were sold. Interest was due monthly and was set at an initial rate of 5% per annum increasing to 7% in February 1999, but the payment of interest may have been deferred at the Predecessor Company's option until maturity. At December 26, 1998, the Predecessor Company had outstanding borrowings under the Loan Facility totaling $10.0 million. On the Effective Date of the Amended Joint Plan of Reorganization, the Loan Facility was converted into 5% of the Successor Company's common stock issued post recapitalization, prior to dilution (500,000 shares).

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

12. Preferred Securities ("TOPrS")

The Predecessor Company raised a total of $115.0 million through a private placement of Preferred Securities under Rule 144A under the Securities Act of 1933, as amended (the "Preferred Securities"). The Preferred Securities were issued by the Golden Books Trust (the "Trust"), a Delaware business trust financing vehicle. The Predecessor Company owned all of the common securities of the Trust. The net proceeds of such offering, after commissions and expenses, were approximately $110.8 million. The Preferred Securities paid quarterly distributions at an annual distribution rate of 8 3/4% (subject to deferral of interest payments on the Preferred Securities by the Predecessor Company and Golden Books Publishing), had an aggregate liquidation preference of $115.0 million and were convertible at the option of their holders into Convertible Debentures, which were immediately convertible into Predecessor Company common stock at an initial conversion price of $13.00 per share. In January 1999, certain holders of the Preferred Securities converted $5.2 million worth of Preferred Securities for 400,003 shares of the Predecessor Company's common stock. The Convertible Debentures were due to mature on August 20, 2016, and were redeemable, in whole or in part, at any time after the occurrence of a Tax Event or on Investment Company Event (both as defined). Effective January 10, 1997, the Predecessor Company registered the Preferred Securities with the Securities and Exchange Commission.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

The Predecessor Company and its subsidiary, Golden Books Publishing, were joint and several obligor's of the Preferred Securities and they fully and unconditionally guaranteed the Trust's obligations under the Preferred Securities. Separate financial statements of Golden Books Publishing were not presented in their entirety as the separate financial statements would not be materially different from the consolidated financial statements of the Predecessor Company. Summarized financial statements of Golden Books Publishing were as follows (in thousands):

                                                             Predecessor
                                                               Company
                                                             December 26,
                                                                 1998
                                                                 ----
Current assets                                                   $116,931

Non current assets                                                126,804
                                                                 --------
     Total Assets                                                $243,735
                                                                 ========

Current liabilities                                              $498,683

Noncurrent liabilities                                             46,854
                                                                 --------
     Total Liabilities                                            545,537

     Preferred Securities                                              --

Stockholders' Deficit                                            (301,802)
                                                                 --------
Total Liabilities and Stockholders' Deficit                      $243,735
                                                                 ========

                                                                             Predecessor Company
                                                                                  Year Ended
                                                                   -------------------------------------------------
                                                                   December 25,      December 26,      December 27,
                                                                       1999              1998              1997
                                                                       ----              ----              ----
Revenues                                                               $ 165,771         $ 194,226         $ 243,561
Gross profit                                                              54,350            13,085            67,323
Loss before interest expense, interest income, reorganizational          (19,019)         (103,317)          (32,136)
   items, fresh start valuation, (benefit) provision for income taxes and extraordinary item
Extraordinary item-gain on discharge of debt                             149,541                --         $      --
                                                                       ---------         ---------         ---------
Net income (loss)                                                      $ 173,100         $(138,750)        $ (57,347)
                                                                       =========         =========         =========

On the Effective Date of the Amended Joint Plan of Reorganization, the TOPrS were converted into 50% of the Successor Company's common stock issued post recapitalization, prior to dilution (5,000,000 shares).

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

13. Preferred Stock

On May 8, 1996, the Predecessor Company completed the sale, for net proceeds of $58.8 million after giving effect to $6.2 million of transaction costs, of a significant equity interest to Golden Press Holdings, LLC ("GPH Holding" or "GPH") whereby the then existing Series A Convertible Preferred Stock was retired at its face value plus accrued dividends and the Predecessor Company issued to GPH Holding, for an aggregate purchase price of $65.0 million, (i) 13,000 shares of the Predecessor Company's Series B Convertible Preferred Stock, no par value, each of which shares was convertible into shares of the Predecessor Company's Common Stock at an initial conversion price of $10 per share, and (ii) a warrant to purchase 3,250,000 shares of the Predecessor Company's Common Stock at an initial exercise price of $10.00 per share (the "Warrant"). The Series B Preferred Stock voted on an as-converted basis with the Predecessor Company's Common Stock on all matters submitted to a vote of the stockholders of the Predecessor Company, including the election of directors. The Warrant became exercisable beginning on May 8, 1998, subject to acceleration upon certain circumstances. The Warrant was exercisable until May 8, 2003.

The Series B Preferred Stock entitled GPH to receive a 12% annual dividend payable (i) during each of the first four years following issuance in an amount equal to approximately 195,000 shares of the Predecessor Company's Common Stock per fiscal quarter of the Predecessor Company, subject to certain adjustments, and (ii) thereafter, when and as declared out of legally available funds, in cash at the rate of $150 per share, compounded quarterly, all of which dividends were cumulative from the initial issuance. In addition, the Certificate of Designation governing the Series B Preferred Stock prevented the Predecessor Company from paying dividends or making other distributions on the Predecessor Company's Common Stock until all dividends owed on the Series B Preferred Stock were paid in full. On November 5, 1998, the Predecessor Company with the consent of the holders of its Series B Preferred Stock stated that the dividend due on November 1, 1998 would not be declared or paid. Prior to the Effective Date of the Amended Joint Plan of Reorganization, the Predecessor Company had cumulative preferred dividends payable of 195,000 shares of Common Stock and approximately $2.4 million in cash which had been accrued for. Such shares and accruals were exchanged for warrants to purchase shares of the Successor Company's common stock on the Effective Date of the Amended Joint Plan of Reorganization (see below).

The Series B Preferred Stock was subject to optional redemption by the Predecessor Company at a redemption price of $5,000 per share, plus an amount equal to any accrued and unpaid dividends, at any time on or after May 8, 2000. The Predecessor Company was not required to mandatorily redeem the Series B Preferred Stock and the Series B Preferred Stock was not the subject of any sinking fund requirement.

The Series B Preferred Stock was convertible, at the option of the holders of the Series B Preferred Stock, into shares of Predecessor Company's Common Stock, at the exchange rate of 500 shares of the Predecessor Company's Common Stock for each share of Series B Preferred Stock, representing a conversion price of $10.00 per share of Series B Preferred Stock. The number of shares of the Predecessor Company's Common Stock for which the Series B Preferred Stock would have been converted was subject to antidilution adjustments pursuant to the Certificate of Designations to prevent dilution on the occurrence of certain events as described in the Certificate of Designations.

On the Effective Date of the Amended Joint Plan of Reorganization, the holders of the Series B Preferred Stock surrendered their stock in exchange for warrants with an exercise price of $23.03 per share to purchase 350,000 shares of the Successor Company's common stock, issued post recapitalization, prior to dilution. The warrants were recorded at a zero value in connection with the application of SOP 90-7.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

14. Employee Stock Options

Employee Stock Options - Successor Company

On the Effective Date of the Amended Joint Plan of Reorganization, the Successor Company entered into the 1999 Equity Award Program which provided for an amount of common stock equal to 10% of the Successor Company's common stock issued on the Effective Date of the Amended Joint Plan of Reorganization on a fully diluted basis (1,169,444 shares).

Of that amount, one half (5%) was allocated to senior management on the Effective Date of the Amended Joint Plan of Reorganization, consisting of: i) 233,889 shares of the Successor Company's common stock being issued to Richard
E. Snyder in the form of restricted stock to vest two-thirds (2/3rd) on the second anniversary of the Effective Date of the Amended Joint Plan of Reorganization and one-third (1/3rd) to vest on the third anniversary of the Effective Date of the Amended Joint Plan of Reorganization and ii) 350,832 options to purchase an equal amount of the Successor Company's common stock which vest ratably over a three year period and are exercisable over a ten year period commencing with the Effective Date of the Amended Joint Plan of Reorganization. The Successor Company will incur a future charge of $233,889 in the form of compensation on restricted stock over the next three years. The Successor Company will not incur a future charge related to the issued options as these options were issued at the then fair market value of the Successor Company's common stock.

Of the remaining amount (5%), 60,000 options to purchase an equal amount of the Successor Company's common stock was issued to non-employee Board of Directors and 292,361 options to purchase an equal number of the Successor Company's common stock was issued to management. The options are exercisable over a ten year period and vest ratably over a three year period commencing on the Effective Date of the Amended Joint Plan of Reorganization. The Successor Company will not incur a future charge related to the issued options as these options were issued at the then fair market value of the Successor Company's. The remaining 231,362 options to purchase an equal number of shares of the Successor Company's common stock are subject to future grants.

The Successor Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. The Successor Company has also adopted the disclosure only provisions of SFAS 123. The disclosure provisions of SFAS 123 have not been included herein, as the disclosure would not provide meaningful results.

Employee Stock Options - Predecessor Company

In December 1995, the Predecessor Company adopted a stock option plan, which as amended and restated as of March 11, 1997 (the "1995 Plan"), provided for the granting of options to purchase up to 5,750,000 shares of the Predecessor Company's Common Stock to employees of the Predecessor Company and its subsidiaries. As of December 26, 1998 options to purchase 4,292,310 shares of the Predecessor Company's Common Stock had been granted under the 1995 Plan. In March 1986, the Predecessor Company adopted a stock option plan which, as amended, provided for the granting of options to purchase up to 2,100,000 shares of Predecessor Company's Common Stock through 1996 to employees of the Predecessor Company and its subsidiaries.

Prior to February 3, 1990, one half of these options granted generally became exercisable two years after the date of grant and the remaining one-half of such options three years after the date of grant. Options granted between

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

February 4, 1990 and January 29, 1994 generally became exercisable in their entirety five years after the date of grant. Options granted between January 30, 1994 and February 28, 1995 generally became exercisable as follows: (i) one-third of the options granted on the date of grant, (ii) one-third of such options one year after the date of grant and (iii) the remaining one-third of such options two years after the date of grant. Options granted subsequent to February 28, 1995 generally became exercisable over various periods in accordance with the terms of the individual awards.

On the Effective Date of the Amended Joint Plan of Reorganization, all outstanding exerciseable and unexercised stock options, warrants and similar rights were canceled.

The following table of data is presented in connection with the stock option plans for both the Predecessor and Successor Company:

                                                            Option Price Per   Weighted Average
                                                Shares           Share         Exercise Price
                                                ------           -----         --------------
PREDECESSOR COMPANY

Outstanding at December 28, 1996             3,511,389

Exercised                                      (47,500)       $8.25 - $11.75         $10.61

Canceled                                      (441,300)       $9.88 - $16.75         $12.79

Granted                                      1,559,721        $8.50 - $12.75          $9.64
                                            ----------

Outstanding at December 27, 1997             4,582,310

Exercised                                       (8,339)               $11.06         $11.06

Canceled                                    (1,010,453)       $4.63 - $14.25         $10.72

Granted at December 26, 1998                 1,243,000        $3.94 - $11.63          $8.04
                                            ----------

Outstanding at December 26, 1998             4,806,518


Exercised                                           --                    --             --

Canceled                                    (1,867,245)       $3.94 - $13.38          $8.11

Granted                                             --                    --             --

                                            ----------
Outstanding at December 25, 1999             2,939,273

Fresh-Start adjustments                     (2,939,273)

Issuance of  options under the                      --
   Successor Company option plan               703,193                 $1.92          $1.92
                                            ----------

SUCCESSOR COMPANY

Outstanding at December 25, 1999               703,193
                                            ==========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

The weighted average fair value of options was $1.92, $5.53 and $5.90 for the years ended December 25, 1999, December 26, 1998 and December 27, 1997, respectively. Options to purchase 1,414,892 shares were exercisable at December 26, 1998, respectively.

The Predecessor Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options. The Predecessor Company adopted the disclosure only provisions of Statement of Financial Standards No. 123 ("SFAS 123"). Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Predecessor Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method described in SFAS 123. For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Had compensation cost for the stock option plans been determined based on the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS 123, the Predecessor Company's pro forma net income (loss) and net income (loss) per basic common share would have been approximately $183.0 million or $6.48 per basic common share and $(136.0) million and $(4.96)per basic common share for the years ended December 25, 1999 and December 26, 1998, respectively.

The fair value for each option grant was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the various grants made during 1998: risk free interest rate of 5.6%; expected volatility of 66.1%; no dividend yield; no forfeiture rate and expected lives of 7 years. The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

15. Stockholders' Equity (Deficit)

In connection with the GP Holding Transaction, 13,000 shares of the Predecessor Company's Series B Preferred Stock were issued for an aggregate purchase price of $65.0 million. Net proceeds associated with the transaction were approximately $58.8 million, after giving effect to approximately $6.2 million of transaction costs. For the first four years, the Series B Preferred Stock provided for dividends to be paid equally amounting to approximately 195,000 shares of the Predecessor Company's Common Stock per fiscal quarter.

On September 26, 1997, the Predecessor Company entered into a licensed book publishing agreement (the "Agreement") with Disney Licensed Publishing ("Disney"). In connection with the Agreement, Disney received warrants to purchase 1.1 million shares of the Predecessor Company's Common Stock (valued at approximately $6.6 million) at a per share price of $11.375 exercisable beginning on the earlier of (i) 90 days after the expiration of the Agreement or
(ii) 30 days after the announcement by either Disney or the Predecessor Company
(a) that they will be entering into a new license agreement or (b) that they will not be entering into a new license agreement, and expiring on March 31, 2008. See Note 22 - Subsequent Events for additional information.

On the Effective Date of the Amended Joint Plan of Reorganization, the holders of the Predecessor Company's preferred and common stock surrendered their stock in exchange for warrants with an exercise price of $23.03 to purchase 5% of the Successor Company's common stock allocated two-thirds to the preferred and one-third to the common shareholders, to be issued post recapitalization, prior to dilution (525,000 warrants) and all existing warrants, outstanding exerciseable and unexerciseable stock options and similar rights of the Predecessor Company were canceled. Additionally, the Successor Company adopted the Amended and Restated Certificate of Incorporation which authorized the Successor Company to issue 30,000,000 shares of the Successor Company's common stock at $.01 per share. Accordingly, the Successor Company's outstanding common stock as of December 25, 1999 is composed of the following:

                                                     Shares of Common Stock
                                                     ----------------------
Senior secured notes holders                                4,250,000
TOPrS holders                                               5,000,000
Loan facility holders                                         500,000
Senior management - restricted stock                          483,889
                                                            ---------
                                                           10,233,889
                                                            =========

                                                 Shares of Common Stock Reserved
                                                       for future issuance
                                                       -------------------
Common stock reserved for issuance-1999
    Equity Awards Program                                     935,555
Warrants-Predecessor Company preferred
    and common shareholders                                   525,000
                                                            ---------
                                                            1,460,555
                                                            =========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

16. Commitments and Contingencies

The Successor Company leases certain facilities, machinery and vehicles under various noncancellable operating lease agreements over periods of one to fifteen years. Future minimum lease payments required under such leases in effect at December 25, 1999 and thereafter are as follows (in thousands):

            2000                          $ 3,254

            2001                            2,946

            2002                            2,458

            2003                            2,512

            2004                            2,676

            and thereafter                 23,931

Total rent expense charged to operations was approximately $5.6 million, $5.8 million and $5.7 million for the years ended December 25, 1999, December 26, 1998 and December 27, 1997, respectively. In January 1998, the Predecessor Company reduced their New York office space from six floors to three floors. In connection with such reduction, the Predecessor Company recorded a non-cash charge of approximately $3.1 million as a component of write-off of assets in the consolidated statement of operations and comprehensive income (loss) for the year ended December 26, 1998

The Company is required to meet certain contractual payments under contracts in effect at December 25, 1999 and thereafter, as follows (in thousands):

            2000                          $39,960

            2001                           28,802

            2002                           26,008

            2003                           22,295

            2004                           19,993

Contingencies

See Note 22 Subsequent Events for additional information.

On February 26, 1999, the Successor Company and certain of its subsidiaries filed petitions for reorganization under the Bankruptcy Code, and emerged therefrom on January 27, 2000. In accordance with the Amended Joint Plan of Reorganization, the Successor Company is in the process of paying all pre-petition trade creditors with undisputed claims all amounts due with interest, and is working to resolve all disputed claims of pre-petition trade creditors in the Bankruptcy Court.

On August 12, 1998, a class action complaint was filed in the United States District Court for the Southern District of New York on behalf of all persons who purchased the Common Stock of the Company between May 1997 and August

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

1998, inclusive. On October 7, 1998, holders of the Company's TOPrS filed a class-action complaint based on substantially identical allegations, which complaints were subsequently consolidated. On October 12, 1999, the Court approved a settlement of the consolidated actions. The Company has admitted no wrongdoing but paid $1,250,000 toward the settlement.

The Company and Penn Corporation ("Penn") have been informed by the United States Environmental Protection Agency (the "EPA") and/or state regulatory agencies that they may be potentially responsible parties ("PRPs") and face liabilities under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly known as "CERCLA" or "Superfund") and/or similar state laws. Although the Company divested Penn in December 1996, the Company has agreed to indemnify Peacock Papers, Inc. against certain of Penn's environmental liabilities, including the Cork Street Landfill and Fulford Street Property sites discussed herein. In all cases except those described below, the Company has resolved its liability or is in the process of resolving its liability for amounts that are not material.

On October 2, 1996, the Company received notice from the City Attorney of Kalamazoo, Michigan that Beach Products, a division of Penn, will be asked to participate in the remediation of the Cork Street Landfill site located in Kalamazoo which was allegedly used by Beach Products. Current cost estimates for the remediation required at the site are as high as $24,000,000. More than 70 entities will be requested to provided financial contribution to the remediation.

On November 14, 1996, the Michigan Department of Environmental Quality requested that corrective actions be taken at the Company's former Fulford Street Property site located in Kalamazoo, Michigan as a result of the discovery on November 8, 1996 of a leaking underground storage tank system. Recent sampling results taken pursuant to the corrective action plan for this site indicated the presence of groundwater contamination at levels exceeding the Michigan Department of Environmental Quality standards in one of six groundwater samples. Additional sampling will be undertaken to determine the source of the contamination. Current estimates indicate that future costs associated with this release are not expected to exceed $200,000. However, in the event that the contamination has migrated off the site, these costs could increase.

At the Hunt's Landfill site in Racine County, Wisconsin, the Company's liability pursuant to the terms of a consent decree is limited to approximately 4% of the total remedial costs. Although the last phase of remediation activities was completed in 1996, the Company and the other PRPs are obligated to fund the operation and maintenance of the site for the next 20-30 years. The current estimate of the total costs of such operation and maintenance is approximately $5 million. In accordance with the consent decree, the Company has established a reserve for its share of the probable clean-up costs.

In 1991 the EPA issued a unilateral administrative order (the "1991 Order") to the Company and four other PRPs, requiring the Company and the other PRPs to perform a remedial design and remedial action at the Hertel Landfill Superfund Site in Plattekill, New York. The Company did not agree to comply with the Order. The EPA subsequently sued the Company and other PRPs seeking recovery of its costs at this site. Various PRPs in the litigation brought claims for contribution against each other and the Company. The Company settled its liability to the United States for noncompliance with the 1991 Order and agreed to comply with the 1991 Order by implementing the remedy at the site, which is now estimated to cost up to $4.9 million, excluding potential groundwater remediation costs. On July 9, 1998, the Company and other PRPs entered into a consent decree with the United States and the State of New York to resolve their alleged liability for past response costs and formalize their agreement to perform the remedy at the site. Under the consent decree, the Company and the other settling parties are jointly and severally obligated to perform the remedy and reimburse certain governmental past and future costs. The Company has paid approximately $1.7 million toward

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

remedial costs since 1996 and has completed construction of the landfill cap. The Company's share of future costs for operation and maintenance of the cap and landfill monitoring are expected to be less than $500,000. The Company's share of the government's future costs is expected to be $170,000.

The Company also has been identified as a PRP at a site located in Poughkeepsie, New York. The Company and eight other PRPs received a notice letter in 1995 from the State of New York regarding this site. The State of New York sought recovery of its past oversight costs of more than $600,000 plus future oversight and maintenance costs associated with this site, estimated by the State of New York to be $830,000. The Company has received no further communications from the State of New York with respect to this site but believes that the construction phase of the remedy has been completed.

In addition to these environmental matters, the Company is party to the following legal proceedings.

Live Entertainment, Inc. (Artisan Entertainment, Inc.) filed an action in December 1998 in the California Superior Court against the Company to recover damages in excess of $2.3 million as a result of the Company allegedly breaching certain of its obligations under a licensing agreement. The Company has filed an answer and cross complaint alleging breaches of the licensing agreement by Live Entertainment, Inc. and seeking recission of the agreement.

The Company filed an action in 1994 in the United States District Court, Eastern District of Wisconsin captioned as Western Publishing Company, Inc. v. MindGames, Inc. seeking a declaration of rights in regard to the Company's alleged breach of various of its obligations under its licensing agreement with the defendant for distribution through 1994 of the adult board game known as "Clever Endeavor." The District Court has granted the Company's motion for summary judgment with respect to MindGames, Inc.'s claims to recover approximately $2.4 million in lost profits and other losses. MindGames, Inc. has agreed to dismiss its remaining claim to recover approximately $120,000 of unpaid royalties in order to appeal the District Court's ruling. Although the parties have filed initial briefs with the 7th Circuit Court of Appeals, the appeal was stayed during the Company's bankruptcy proceeding.

In consideration of the aforementioned matters, the Successor Company has recorded accruals in the "deferred compensation and other deferred liabilities" account of approximately $8.3 million in the consolidated balance sheet at December 25, 1999.

While it is not feasible to predict or determine the outcomes of these aforementioned proceedings, it is the opinion of management that they maintain adequate reserves in the consolidated balance sheet.

The Successor Company and its subsidiaries are parties to certain other legal proceedings which are incidental to their ordinary business, none of which the Successor Company believes are material to the Successor Company and its subsidiaries taken together as a whole.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

17. Income Taxes

Income tax expense calculated in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," consisted of the following (in thousands):

                                                     Predecessor Company
                                                          Year Ended
                                           -------------------------------------------------
                                           December 25,      December 26,      December 27,
                                               1999              1998              1997
                                               ----              ----              ----
Current payable (benefit):
      Federal                                  $(1,764)          $      --         $   --
      State                                         82                  25             59
      Local                                      1,092                (691)           (22)
                                                ------             -------         ------
                                                  (590)               (666)            37

Deferred:
      Federal                                       --                  --             --
      State                                         --                  --             --
      Foreign                                       --                  --             --
                                                ------             -------         ------
                                                $ (590)            $  (666)        $   37
                                                ======             =======         ======

Income (loss) before income tax expense of Golden Books Publishing's Canadian subsidiary was approximately $2,841,000, $(3,067,000) and $(669,000) for the years ended December 25, 1999, December 26, 1998 and December 27, 1997 , respectively.

A reconciliation of the statutory United States Federal income tax rate to the Predecessor Company's effective income tax rate follows:

                                                                 Predecessor Company
                                                                      Year Ended
                                                       -------------------------------------------------
                                                       December 25,      December 26,      December 27,
                                                           1999              1998              1997
                                                           ----              ----              ----
Statutory rate                                             35.0%              35.0%             35.0%

State income taxes, net of Federal benefit                  0.2                5.0               5.0

      Valuation allowance, net of refundable amounts       48.4              (42.0)            (38.5)

      Permanent differences relating to the sale
        of Division/Subsidiaries                             --                --              (0.6)

      Fresh-start valuation                                (81.2)              --                --

      Other - net                                          (4.2)              2.6              (1.0)
                                                         ------            ------            ------

                                                           (1.8)%             0.6%             (0.1)%
                                                         ======            ======            ======

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 25, 1999 and December 26, 1998 are as follows (in thousands):

                                                             Successor         Predecessor
                                                              Company            Company
                                                            December 25,       December 26,
                                                               1999                1998
                                                               ----                ----
     Deferred tax assets:
           Allowance for doubtful accounts and returns         $12,442           $11,704
        Property, plant & equipment
        Accrued expenses                                        27,116             5,164
           Post retirement benefits                             11,618            11,843
        Net operating loss carryforwards                        74,255           126,519
        Other - net                                              2,692            28,874
                                                             ---------         ---------
Total deferred tax assets                                      128,123           184,104
           Valuation allowance                                 (96,480)         (182,102)
                                                             ---------         ---------
Deferred tax assets, net of valuation allowance                 31,643             2,002
                                                             ---------         ---------
     Deferred tax liabilities:
           Property, plant & equipment                           2,080                --
           Pension contributions                                   662             1,661
           Intangibles                                          28,720                --
           Inventory                                               181               290
     Other - net                                                    --                51
                                                             ---------         ---------
Total deferred tax liabilities                                  31,643             2,002
                                                             ---------         ---------
     Net deferred tax assets/(liabilities)                   $      --         $      --
                                                             =========         =========

As of the Effective Date (see Note 2), the Company generated approximately $ 354 million of Net Operating Loss (NOL) carryforwards with expiration dates of between 2011 and 2019. However, these NOLs were reduced substantially, to approximately $ 203 million as a result of the discharge and cancellation of various prepetition liabilities under the Company's Joint Plan of Reorganization. In addition, the NOLs remaining after the application of the cancellation of indebtedness rules are subject to certain limitation-on-utilization rules. The federal income tax code imposes limitations on the utilization of such loss carryforwards after certain changes of ownership of a loss company (as defined in Internal Revenue Code Section 382), and the Company is deemed a loss company for tax purposes.

Management has concluded based on available data that no change of ownership has occurred prior to the Effective Date. However, as a result of the Joint Plan of Reorganization (see Note 2) a change of ownership did occur on the Effective Date and use of the Company's remaining NOL carryforwards became limited. The tax rules governing

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

utilization of these NOLs are complex and depend on certain factors, some of which are presently unknown.

Ordinarily, an ownership change would result in a significant limitation on the Company's ability to utilize its net operating loss carryforwards following the ownership change. However, pursuant to the so-called "Section 382(l)(5) bankruptcy exception," provided the Company's reorganization resulted in the ownership of 50% or more of the company's stock by "qualifying creditors" and pre-change stockholders, the general limitations imposed by Section 382 will not apply, but the Company's net operating loss carryforwards will be reduced by certain interest paid or accrued on indebtedness converted into stock pursuant to the Plan. The Company has calculated the reduction needed under this provision to be $28 million; thus reducing the available NOLs as of the Effective Date to approximately $175 million.

If the Section 382(l)(5) bankruptcy exception applies and the Company undergoes another ownership change within two years after the ownership change resulting form its Chapter 11 reorganization, the Company would not be entitled to use any net operating loss carryforwards that accrued prior to such subsequent ownership change to offset taxable income earned following such ownership change.

The Company's Management believes that qualifying creditors have received ownership of more than 50% of the Company's stock pursuant to the Reorganization. However, this determination is not yet finalized. If the Company determines that it cannot qualify under the Section 382(l)(5) bankruptcy exception, or if there is a significant possibility that the Company will undergo another ownership change within the two-year period following the ownership change resulting from its Chapter 11 reorganization, the Company may elect to be subject to the annual limitation rules under Section 382(l)(6) of the Internal Revenue Code (the "Section 382(l)(6) election"). Under this provision, the Company's ability to utilize net operating loss carryforwards in the future will generally be subject to an annual limitation (the "Section 382(1)(6) limitation") determined by multiplying the applicable federal long term tax-exempt rate of 6.45% as of January, 2000 by the fair market value of the equity of the Company immediately after the ownership change. Thus, based on the value of the equity of the Company as the Effective Date of the Plan of Reorganization of $49.75 million, the Company could use approximately $3.2 million of its NOLs each year until they expire. If the Section 382(l)(6) election is made, the Company's net operating loss carryforwards will not be subject to the reductions mandated by the Section 382(l)(5) bankruptcy exception, nor will there be a complete prohibition on the use of net operating loss if the Company undergoes another ownership change within the two-year period described above.

While it is anticipated the Section 382(l)(5) bankruptcy exception would be most advantageous, the Company has until September 17, 2001 to decide on whether or not to make the Section 382(l)(6) election.

There can be no assurance that the Company will be able to utilize these NOLs due to the complex nature of the applicable tax code and the differences that may exist between Management's interpretation of the code an that of the Internal Revenue Service. As a result of the risks associated with NOLs, management has established a 100% valuation allowance to offset the associated deferred tax asset.

Pursuant to SOP 90-7 the income tax benefit, if any, of any future realization of the remaining NOL carryforwards existing as of the Effective Date will be applied first as a reduction to Excess Reorganization Value, then to Other Intangible Assets (see notes 4 and 9) until exhausted and thereafter be reported as a direct addition to paid in capital.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

18. Pension, Post-retirement and Post-employment Benefits

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

Defined Benefit Plans (in thousands):

                                                         Successor            Predecessor
                                                          Company               Company
                                                      December 25,1999    December 26, 1998
                                                      ----------------    -----------------
Change in Plan Assets:

Fair Value of plan assets at beginning of year                 $23,431              $20,836

Actual return on plan assets                                     1,231                3,359

Benefits Paid                                                   (1,291)                (764)
                                                               -------              -------

Fair value of plan assets at the end of the year               $23,371              $23,431
                                                               =======              =======

Changes in Benefit Obligations (in thousands):

                                                         Successor            Predecessor
                                                          Company               Company
                                                      December 25,1999    December 26, 1998
                                                      ----------------    -----------------
Benefit obligations at the beginning of the year               $18,923              $17,184

Service Cost                                                       319                  368

Interest Cost                                                    1,269                1,288

Plan Amendments                                                     --                1,296

Other actuarial gains (losses)                                    (767)                (449)

Benefits Paid                                                   (1,290)                (764)

Curtailments                                                      (109)                  --

Special termination benefits                                       760                   --
                                                               -------              -------
Benefits obligations at the end of the year                    $19,105              $18,923
                                                               =======              =======

Funded Status Reconciliation (in thousands):

                                                         Successor            Predecessor
                                                          Company               Company
                                                      December 25,1999    December 26, 1998
                                                      ----------------    -----------------
Funded Status                                                   $4,266               $4,508

Unrecognized prior amounts:

        Prior service costs                                         --                2,713

        Net gains (losses)                                         350               (3,069)
                                                               -------              -------
Total                                                              350                 (356)
                                                               -------              -------

 Prepaid benefit recognized in consolidated balance sheet
   at the end of the year                                       $4,616               $4,152
                                                               =======              =======

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

Components of Net Benefits Expense (in thousands):

Predecessor Company

                                                                 Predecessor Company
                                                                      Year Ended
                                                       -------------------------------------------------
                                                       December 25,      December 26,      December 27,
                                                           1999              1998              1997
                                                           ----              ----              ----
Service cost                                                  $319              $368              $455

Interest cost                                                1,269             1,288             1,115

Expected return on plan assets                              (2,303)           (2,052)           (1,760)

Net amortization:

        Transition (asset/obligation)                           --                --               (32)

        Prior service cost                                     426               426               286

        Prior gains                                           (112)               --                --
                                                            ------            ------            ------

Total                                                          314               426               254

Curtailment cost                                             2,138                --                --

Cost of special termination benefits                           760                --                --

Cost of fresh start accounting                              (2,962)               --                --
                                                            ------            ------            ------

Net benefits (income) expense for the year                   $(465)              $30               $64
                                                            ======            ======            ======

Other Post-retirement Benefit Plans (in thousands):

                                                             Successor         Predecessor
                                                              Company            Company
                                                            December 25,       December 26,
                                                               1999                1998
                                                               ----                ----
Benefit obligations at the beginning of the year               $30,920              $30,065

Service cost                                                       476                  654

Interest cost                                                    2,363                2,070

Actuarial (gains) losses                                         2,241                  438

Net retiree benefit payments:

        Benefits payments                                       (3,600)              (2,870)

        Retiree contributions                                      742                  563
                                                               -------              -------
Total                                                           (2,858)              (2,307)

Curtailment                                                     (2,336)                  --
                                                               -------              -------

Benefit obligations at the end of the year                     $30,806              $30,920
                                                               =======              =======

--------------------------------------------------------------------------------

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

Funded Status Reconciliation (in thousands):

                                                             Successor         Predecessor
                                                              Company            Company
                                                            December 25,       December 26,
                                                               1999                1998
                                                               ----                ----
Funded Status                                                  $30,806              $30,920

Unrecognized amounts:

        Transition asset (obligation)

        Prior service costs                                         --                2,263

        Net gains (losses)                                          --               (3,574)
                                                               -------              -------

Total                                                               --               (1,311)
                                                               -------              -------

Accrued benefit recognized in the consolidated
   balance sheet at the end of the year                        $30,806              $29,609
                                                               =======              =======

Components of Net Benefits Expense:

                                                                 Predecessor Company
                                                                      Year Ended
                                                       -------------------------------------------------
                                                       December 25,      December 26,      December 27,
                                                           1999              1998              1997
                                                           ----              ----              ----
Service cost                                                  $476              $654              $565

Interest cost                                                2,363             2,070             1,981

Net amortization
          Transition (asset) obligation                        328                47                 5

          Prior service cost                                  (221)             (221)             (221)
                                                            ------            ------            ------
Total                                                          107              (174)             (216)
                                                            ------            ------            ------

Net benefit expense for the year                            $2,946            $2,550            $2,330

Net retire benefit payments                                 (2,857)           (2,307)           (1,755)

One time charges                                             1,111                --                --
                                                            ------            ------            ------

Net balance sheet recognition                               $1,200              $243              $575
                                                            ======            ======            ======

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

The weighted average actuarial assumptions utilized in determining the above amounts for other post-retirement benefit plans as of the year were as follows:

                                              Successor         Predecessor
                                               Company            Company
                                             December 25,       December 26,
                                                1999                1998
                                                ----                ----
Discount rate                                   7.5%                  7%

Rate of compensation increase                     4%                  4%

The Company's other post-retirement benefit plans identified above provide health and life insurance benefits to a number of existing retirees from certain of its operations under the provision of a number of different plans. Contributions currently required to be paid by the retirees towards the cost of such plans range from zero to 100%. The Company also has a number of active employees who might receive such benefits upon retirement. Relative to the above information, the actuarial valuations assume a medical cost trend of 7% for fiscal 1999, decreasing linearly to 5% in 2010; and remaining level thereafter. The assumed health care trend rate has a significant effect on the amounts reported. A one-time percentage-point change in the assumed health care trend rate would have the following effects:

                                                                             1%             1%
                                                                          Increase       Decrease
                                                                          --------       --------
Effect on the total of service and interest cost for 1999                      $374        $   (310)

Effect on post retirement benefit obligation as of the end of the year       $3,882        $ (3,266)

Pension expense charged to operations for these plans and for other multi-employer plans in which certain union employees of the Company's subsidiaries participate was approximately $590,000, $305,000 and $326,000 for the years ended December 25, 1999, December 26, 1998 and December 27, respectively.

Subsidiaries of the Company also maintain defined contribution contributory retirement plans for substantially all domestic employee groups. Under the plans, the subsidiaries make contributions based on employee compensation and in certain cases based upon specified levels of voluntary employee contributions. Golden Books Publishing and its Canadian subsidiary also maintain a profit sharing plan for certain salaried employees. Expense for these plans was approximately $0.7 million, $0.8 million and $2.0 million for the years ended December 25, 1999, December 26, 1998 and December 27, 1997, respectively.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

19. Business Segments

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

The Company currently has two operating segments: Consumer Products and Entertainment. The Company previously maintained a third segment (Commercial Products) until its sale in November 1999.

The Company's Consumer Products Segment is engaged in the creation, publication, manufacturing, printing and marketing of story and picture books, coloring books and other activity books, interactive electronic books and games, and products for children as well as multimedia "entertainment" products. The Company's foreign operations within the Consumer Products Segments consist of a sales subsidiary in Canada and a small sales branch in the United Kingdom. The Consumer Products segment included the Company's adult publishing division until its sale in April 1999.

The Company's Entertainment Segment operates as Golden Books Entertainment Group ("GBEG"). GBEG's film library is comprised of copyrights, distribution rights, trademarks or licenses relating to characters, television programs and motion pictures, both animation and live action, and includes individual specials and multiple episode series.

Until the sale of the Manufacturing Facility in November 1999, the Commercial Products segment provided printing, graphic, creative and distribution services to third parties.

Identifiable assets are those assets used specifically in the operations of each operating segment or which are allocated when used jointly. Corporate assets are principally comprised of cash and cash equivalents, refundable income taxes, deferred income taxes, prepaid pension costs and certain other assets. Domestic sales to foreign markets were less than 10% of total consolidated sales for the years ended December 25, 1999, December 26, 1998 and December 27, 1997.

The Company evaluates performance based on several factors, of which the primary measure is operating segment earnings before interest, taxes, depreciation and amortization ("EBITDA"). The accounting policies of the operating segments are the same as described in the Summary of Significant Accounting Policies (Note
4).

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

Information by industry segment is set forth below:

                                                           Predecessor Company
                                                                Year Ended
                                                 -----------------------------------------------------------
                                                 December 25, 1999    December 26, 1998    December 27, 1997
                                                 ------------------   ------------------   -----------------
                                                                               (In millions)
Net sales:
        Consumer products                                  $ 135.9              $ 150.7              $ 171.7

        Entertainment                                         24.7                 29.0                 29.3

        Commercial products                                    5.2                 14.5                 42.5
                                                           -------              -------              -------

        Total                                              $ 165.8              $ 194.2              $ 243.5
                                                           =======              =======              =======

Gross Profit:
        Consumer                                           $  42.4              $   5.9              $  48.2

        Entertainment                                         11.9                 11.6                 15.6
                                                           -------              -------              -------
                                                              54.3                 17.5                 63.8

        Commercial products                                     --                   --                  3.5
                                                           -------              -------              -------
                                                              54.3                 17.5                 67.3

        Transition costs                                                           (4.4)                  --
                                                           -------              -------              -------

        Total                                              $  54.3              $  13.1              $  67.3
                                                           =======              =======              =======

SG&A
        SG&A before transition costs                       $  79.0              $  90.5              $  99.9

        (Gains) losses on sales of assets                     (7.3)                 1.8                (10.8)

        Write-off of assets                                     --                 15.3                   --
                                                           -------              -------              -------

                                                              71.7                107.6                 89.1

        Transition costs                                        --                  7.8                 11.4
                                                           -------              -------              -------

        Total                                              $  71.7              $ 115.4              $ 100.5
                                                           =======              =======              =======

EBITDA
        Gross profit before transition costs               $  54.3              $  17.5              $  67.3

        SG&A before transition costs                          71.7                107.6                 89.1
                                                           -------              -------              -------

        Operating results before transition costs            (17.4)               (90.1)               (21.8)

        Depreciation and amortization                         13.9                 12.6                 11.2
                                                           -------              -------              -------

            EBITDA before transition                       $  (3.5)             $ (77.5)             $ (10.6)
                                                           =======              =======              =======

        Operating results before transition                $ (17.4)             $ (90.1)             $ (21.8)

        Transition costs                                        --                 12.2                 11.4
                                                           -------              -------              -------

        Operating loss                                     $ (17.4)             $(102.3)             $ (33.2)
                                                           =======              =======              =======

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

                                                                 Predecessor Company
                                                                      Year Ended
                                                       -------------------------------------------------
                                                       December 25,      December 26,      December 27,
                                                           1999              1998              1997
                                                           ----              ----              ----
                                                                         (In millions)
Depreciation and amortization:

        Consumer products                                   $4,897            $6,273            $2,959

        Commercial products                                    568               409             3,175

        Entertainment                                        5,098             4,817             4,591

        Corporate                                            3,369             1.081               489
                                                           -------           -------           -------

           Total depreciation & amortization               $13,932           $12,580           $11,214
                                                           =======           =======           =======

Capital Expenditures:

        Consumer products                                   $2,139           $11,874            $5,797

        Commercial products                                     --             1,422             4,653

        Entertainment                                          816             4,668              6398

        Corporate                                              121               104             9,886
                                                           -------           -------           -------

           Total capital expenditures                       $3,076           $18,068           $26,734
                                                           =======           =======           =======

                                                        Successor               Predecessor
                                                         Company                  Company
                                                       ------------      -------------------------------
                                                       December 25,      December 26,      December 27,
                                                           1999              1998              1997
                                                           ----              ----              ----
        Assets:

        Consumer products                                 $182,480          $129,467          $146,969

        Commercial products                                     --            11,051            29,846

        Entertainment                                       67,216           102,207           113,334

        Corporate                                           40,302            12,216            33,015
                                                          --------          --------          --------

           Total assets                                   $289,998          $254,951          $323,164
                                                          ========          ========          ========

For the years ended December 25, 1999, December 26, 1998 and December 27, 1997, revenues from one single customer exceeded more than 10% of the Company's net sales. The Company's products are primarily sold to mass market retailers throughout the United States and to a lesser degree Canada and the United Kingdom.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

20. Net Income (Loss) Per Common Share

Income (loss) per basic and diluted common share for the Predecessor Company was computed as follows:

                                                                   Predecessor Company
                                                                        Year Ended
                                                       ------------------------------------------------
                                                       December 25,        December 26,     December 27,
                                                            1999               1998             1997
                                                            ----               ----             ----
                                                             (in thousands, except per share data)
Net income (loss) before preferred dividend and            $  33,883         $(128,599)        $(49,680)
   extraordinary item

Preferred dividend requirements                               (1,252)           (5,491)          (7,849)
                                                           ---------         ---------         --------

Net income (loss) before extraordinary item                   32,631          (134,090)         (57,529)
   applicable to common shares

Extraordinary item - gain on debt discharge                  151,956                --               --
                                                           ---------         ---------         --------

Income (loss) applicable to common shares                  $ 184,587         $(134,090)        $(57,529)
                                                           =========         =========         ========

Weighted average basic and diluted common shares
   outstanding                                                28,266            27,433           26,357
                                                           =========         =========         ========

Net income (loss) before extraordinary item
   applicable to basic and diluted common shares           $    1.15         $   (4.89)        $  (2.18)

Extraordinary item - gain on debt discharge                     5.38                --               --
                                                           ---------         ---------         --------

Income (loss) applicable to basic and diluted
   common shares                                           $    6.53         $   (4.89)        $  (2.18)
                                                           =========         =========         ========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

Pro forma net loss per basic and diluted common share of the Predecessor Company on a proforma basis for the equity structure of the Successor Company was computed as follows (in thousands, except per share data):

                                                               ----------------------
                                                               Successor Company Year
                                                                        Ended
                                                                  December 25, 1999
                                                               ----------------------

Net income before preferred dividend and extraordinary item                 $  33,883
Preferred dividend requirements                                                (1,252)
                                                                            ---------
Net income before extraordinary item applicable to common                      32,631
  shares
Extraordinary item - gain on debt discharge                                   151,956
                                                                            ---------
Income applicable to common shares                                          $ 184,587
                                                                            =========

Weighted average basic common shares outstanding                               10,234
Weighted average diluted common share outstanding                              10,937

Income per basic common share:
------------------------------
Net income before extraordinary item applicable to common                   $    3.19
shares
Extraordinary item - gain on debt discharge                                     14.85
                                                                            ---------
Income applicable to common shares                                          $   18.04
                                                                            =========

Income per diluted common share:
--------------------------------
Net income before extraordinary item applicable to common                   $    2.98
shares
Extraordinary item - gain on debt discharge                                     13.90
                                                                            ---------
Income applicable to common shares                                          $   16.88
                                                                            =========

21. Related Party Transactions

Board of Directors

Mr. Bennett is the President of Bennett Management Corporation, a manager of private investment funds, including Bennett Offshore Restructuring Fund Inc. and Bennett Restructuring Fund, L.P., which invests primarily in the securities of companies in reorganization, bankruptcies, and special situations. Mr. Bennett through these funds was the beneficial owner of 554,455 shares of the Predecessor Company's TOPrS securities and $15,640,000 principal amount of the Predecessor Company's senior notes.

Mr. Linden was the beneficial owner of 200 shares of the Predecessor Company's TOPrS securities and $30,000 principal amount of the Predecessor Company's senior notes.

Mr. Kramer is a Managing Director of the investment banking firm Houlihan Lokey Howard & Zukin, Inc, which acted

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

as the financial advisor to the members of the Informal Senior Note Committee with respect to the Predecessor Company's restructuring.

Mr. Nevins is a Managing Director of the investment banking firm Jefferies & Company, Inc., acted as the financial advisor to the members of the Informal TOPrS Committee which respect to the Predecessor Company's restructuring.

Georgetown Transaction

Pursuant to a letter agreement (the "Georgetown Agreement") dated as of August 1, 1996, The Georgetown Company ("Georgetown"), a corporation of which Marshall Rose (a former director of the Predecessor Company) is the Managing Partner, has acted as a real estate advisor to the Predecessor Company. In March 1999 the Predecessor Company and Georgetown agreed to terminate all remaining obligations under the Georgetown agreement. Pursuant to the Georgetown Agreement, the Predecessor Company was obligated to make the following payments to Georgetown:
(i) $25,000 per month for the period beginning August 1, 1996 and ending July 1, 1999; and (ii) an incentive fee, payable in cash or Predecessor Company common stock, for each completed real estate transaction during the period beginning August 1, 1996 and ending July 3, 2000, in an amount equal to one-half of each commission that would be paid to an outside broker representing the Predecessor Company. To date, the Predecessor Company paid to Georgetown (i) $75,000 in respect of a property located at 630 Fifth Avenue, New York, New York, (ii) approximately $645,000 in respect of a property located at 888 Seventh Avenue, New York, New York, (iii) approximately $131,000 in respect of a property located at 850 Third Avenue, New York, New York, (iv) approximately $217,000 in respect of a property located in Fayetteville, North Carolina, and (v) approximately $78,000 in respect of a property located in Coffeyville, KS.

Tribeca Transaction

Pursuant to a letter agreement (the "Tribeca Agreement") dated as of July 1, 1996, the Predecessor Company was obligated to pay to Tribeca Technologies LLC ("Tribeca"), a limited liability company in which Philip E. Rowley (an former officer of the Predecessor Company through May 1998) was a member, as compensation for the loss by Tribeca of the exclusive services of Mr. Rowley following his employment by the Predecessor Company, the sum of $200,000 on each of the following dates (provided that Mr. Rowley was in the employment of the Predecessor Company at such time); (i) July 1, 1996; (ii) July 1, 1997; and
(iii) July 1, 1998. In consideration for such payments, Tribeca was obligated to pay the Predecessor Company one-third of the aggregate amount of any and all distributions otherwise to be made by Tribeca to Mr. Rowley and the President of Tribeca on or before June 30, 1999 (or such earlier time as Mr. Rowley's employment with the Predecessor Company ceased), provided, that the maximum amount payable to the Predecessor Company is the lesser of (i) $600,000 or (ii) the amount paid by the Predecessor Company to Tribeca pursuant to the previous sentence. As of December 26, 1998, the Predecessor Company had fulfilled its obligation and made payments totaling $570,000 as follows: $200,000 in Fiscal 1996, $200,000 during June 1997, and $170,000 (paid in advance at a discounted rate) during November 1997.

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 25, 1999

--------------------------------------------------------------------------------

Under the terms of the Development and Licensing Agreement, Powerhouse received a fee in the amount of $1.0 million for the development of the Powerhouse Products. All development costs were incurred by Powerhouse with the Powerhouse Products' content, packaging and design subject to the Company's approval. Separately, Powerhouse is paid a royalty based upon the net proceeds of sales of the Powerhouse Products and such royalty obligation continues for the term of copyright. The Company has paid approximately $615,000 to Powerhouse in royalties through December 25, 1999.

There is also an agreement of even date between the parties wherein, Powerhouse, on behalf of Company and at the Company's sole cost and expense, performed all services relating to the manufacturing, marketing, distribution, sales and licensing of the Powerhouse Products. To date, the Company has paid approximately $615,000 to Powerhouse in connection with such services.

21. Subsequent Events

On December 12, 1998, the Company signed an amended license agreement with Disney (the "Amended Disney License Agreement"). The Amended Disney License Agreement superseded a prior agreement signed on September 26, 1997 that ran through December 31, 2001. The Amended Disney License Agreement commenced on December 12, 1998 and ends December 31, 2000 with a possible extension through September 30, 2001 under certain conditions. Royalty rates under the Amended Disney License Agreement vary by product. The Amended Disney License Agreement contains minimum royalty guarantees.

On March 21, 2000, the Company announced that the Amended Disney License Agreement would not be renewed and will thus expire on December 31, 2000 (the "Expiration Date"). In accordance with the rights and obligations of the Company under the Amended Disney License Agreement, commencing on the Expiration Date, the Company will have a 13 month period, expiring on January 31, 2002 (the "Sell-off Period") in which it can continue to sell Disney licensed product manufactured by the Company until the Expiration Date. Until the Amended Disney License Agreement expires, all rights and obligations of the Company will remain in effect and the Company will continue to honor all terms of the Amended Disney License Agreement through the Sell-off Period. In Fiscal 1999, the sales of Disney licensed product accounted for slightly less than 20% of the Company's net sales. The Company believes the termination of the Amended Disney License Agreement will enable it to continue its change toward more profitable product. The Company does not believe that the expiration of the Amended Disney License Agreement will have a negative impact in Fiscal 2000. While the Company is currently evaluating the long-term impact of the expiration of the Amended Disney License Agreement, the Company believes that anticipated lost revenues due to the expiration of this agreement can be mitigated over time from increased revenues generated from other licensed products as well as increased sales of proprietary product.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

--------------------------------------------------------------------------------

Condensed Balance Sheets
(In Thousands)

                                                                 Predecessor
                                                                   Company
                                                              December 26, 1998
                                                              -----------------
Assets

Current assets

      Cash                                                           $   1,511

      Deposits                                                           3,708

      Refundable income taxes                                              637

      Other current assets                                               2,166
                                                                     ---------

      Total current assets                                               8,022

Other assets                                                             3,164

Property, plant and equipment                                               99

               Less allowances for depreciation and
               amortization                                                (69)
                                                                     ---------

                                                                            30

Investment and advances in subsidiaries                               (184,796)
                                                                     ---------

                                                                     $(173,580)
                                                                     =========

Liabilities and stockholders' equity

Current liabilities

               Accrued compensation and fringe benefits              $      89

               Other current liabilities                                 7,485
                                                                     ---------

                                                                         7,574

Deferred compensation                                                    7,927

Stockholders' deficit

      Convertible preferred stock - series B                            65,000

      Common stock                                                         279

      Additional paid in capital                                       128,956

      Accumulated deficit                                             (379,390)

      Cumulative translation adjustment                                 (1,104)
                                                                     ---------

                                                                      (186,259)

      Less common stock in treasury                                     (2,822)
                                                                     ---------

                                                                      (189,081)
                                                                     ---------

                                                                     $(173,580)
                                                                     =========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(CONTINUED)

--------------------------------------------------------------------------------

Condensed Statements of Operations
(In thousands)

                                                                   Predecessor Company
                                                                        Year Ended
                                                       ------------------------------------------------
                                                       December 25,        December 26,     December 27,
                                                            1999               1998             1997
                                                            ----               ----             ----
Net revenues (principally intercompany interest
income)                                                    $  11,493         $  10,055         $  8,730

Costs and expenses:

     Selling, general and administrative                      (1,422)             (346)           1,063

     Interest expense                                            285               250               --
                                                           ---------         ---------         --------

     Income before provision for income taxes                 12,630            10,151            7,667

     Provision for income taxes                                   --                --               --
                                                           ---------         ---------         --------

                                                              12,630            10,151            7,667


Income (deficit) in net income (loss) of subsidiary         (173,209)         (138,750)         (57,347)
                                                           ---------         ---------         --------

Net income (loss)                                          $(185,839)        $(128,599)        $(49,680)
                                                           =========         =========        =========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(CONTINUED)

--------------------------------------------------------------------------------

Condensed Statements of Operations
(In thousands)

                                                                   Predecessor Company
                                                                        Year Ended
                                                       ------------------------------------------------
                                                       December 25,        December 26,     December 27,
                                                            1999               1998             1997
                                                            ----               ----             ----
Cash (used in) provided by operating activities            $  (1,248)        $ (18,077)        $  6,254

Investing Activities:


Purchase of property, plant and equipment                         --               (84)          (9,885)

Deposits                                                       1,869              (211)          (3,497)
                                                           ---------         ---------         --------

Net cash provided by (used in) investing activities            1,869              (295)         (13,382)

Financing Activities:

Proceeds from sale of Common Stock                                --                --            1,556

Proceeds from Municipal Government Grants                         --                --            3,000

Net loans to subsidiaries                                         --                --          (38,109)

Common Stock Transactions - Other                                 --               728             (159)
                                                           ---------         ---------         --------

Net cash provided by (used in) financing activities               --               728          (33,712)

Net increase (decrease) in cash and cash equivalents             621           (17,644)         (40,840)

Cash and cash equivalents, beginning of period                 1,511            19,155           59,995
                                                           ---------         ---------         --------

Cash and cash equivalents, end of period                   $   2,132         $   1,511         $ 19,155
                                                           ---------         ---------         --------

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(CONTINUED)

--------------------------------------------------------------------------------

Notes to Condensed Financial Statements

Note A - Basis of Presentation

In the Golden Books Family Entertainment, Inc. (the "Company")-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed losses of subsidiaries since the date of acquisition. Descriptions of the Company's long-term obligations, mandatory dividend and guarantees of the Company have been separately disclosed in the Predecessor Company's consolidated financial statements. The Company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

On January 27, 2000, the Company formally emerged from protection under the Bankruptcy Code upon consummation of the Amended Joint Plan of Reorganization. The TOPrS indebtedness was converted into 50% of the Successor Company's common stock issued post recapitalization, prior to dilution. Accordingly, the requirement for Schedule I was relieved for the Successor Company.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 25, 1999, DECEMBER 26, 1998 AND DECEMBER 27, 1997

--------------------------------------------------------------------------------

                                                                            Allowance
                                                         Allowance for      for Sales
                                                           Doubtful       Discounts and
                                                           Accounts          Returns             Total
                                                           --------          -------             -----
PREDECESSOR COMPANY

BALANCES, December 28, 1996                                $   4,379         $  16,747         $ 21,126

Additions charged to costs and expenses                        3,608            13,736           17,344

Deductions - amounts written off                                (776)          (13,426)         (14,202)

Foreign currency conversion                                       (3)              (16)             (19)
                                                           ---------         ---------         --------

BALANCES, DECEMBER 27, 1997                                    7,208            17,041           24,249

Additions charged to costs and expenses                        2,859            35,970           38,829

Deductions - amounts written off                              (3,267)          (26,184)         (29,451)
                                                           ---------         ---------         --------

BALANCES, DECEMBER 26, 1998                                    6,800            26,827           33,627

Additions charged to costs and expenses                        3,086            28,463           31,549

Deductions - amounts written off                              (3,923)          (24,616)         (28,539)
                                                           ---------         ---------         --------

SUCCESSOR COMPANY

BALANCES, DECEMBER 25, 1999                                $   5,963         $  30,674         $ 36,637
                                                           =========         =========         ========