Form 10-Q
period 2000-03-25
GOLDEN BOOKS FAMILY ENTERTAINMENT INC
filed 2000-05-09
CIK 790706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2000

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

                                 (212) 547-6700
              (Registrant's telephone number, including area code)
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|                   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.01 per share: 10,233,889 shares outstanding as of May 8, 2000.

                     GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets--March 25, 2000 (Unaudited)
            and December 25, 1999                                         3

         Consolidated Statements of Operations and Comprehensive Loss
            (Unaudited)-- for the three months ended March 25, 2000 (Successor Company) and March 27, 1999 (Predecessor
            Company)                                                      5

         Consolidated Statements of Cash Flows (Unaudited)-- for
            the three months ended March 25, 2000 (Successor
            Company) and March 27,1999 (Predecessor Company)              6

         Notes to Consolidated Financial Statements  (Unaudited)          8

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                14

PART II OTHER INFORMATION

Item 1.  Legal Proceedings                                               20

Item 2.  Changes in Securities and Use of Proceeds                       20

Item 6.  Exhibits and reports on Form 8-K                                20

SIGNATURES                                                               21

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

ASSETS

                                                   March 25,      December 25,
                                                     2000             1999
                                                   ---------      ------------
                                                  (unaudited)
CURRENT ASSETS
        Cash and cash equivalents                  $  5,368        $  6,544
        Accounts receivable, net                     30,112          54,089
        Inventories                                  26,509          26,169
        Royalty advances                              5,224           3,264
        Other current assets                          5,739           5,403
                                                   --------        --------

        Total current assets                         72,952          95,469
                                                   --------        --------

OTHER ASSETS

        Accounts receivable-- long term               4,917           3,346
        Other noncurrent assets                      14,714          14,822
                                                   --------        --------

        Total other assets                           19,631          18,168
                                                   --------        --------

PROPERTY, PLANT AND EQUIPMENT, net of
accumulated depreciation and amortization
of $992 at March 25, 2000                            16,761          17,522

EXCESS REORGANIZATION VALUE, net of
accumulated amortization of $908 at
March 25, 2000                                       33,955          36,319

OTHER INTANIGBLE ASSETS, net of accumulated
amortization of $1,635 at March 25, 2000            120,885         122,520
                                                   --------        --------

TOTAL ASSETS                                       $264,184        $289,998
                                                   ========        ========

                            See Notes to Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           March 25,   December 25,
                                                             2000          1999
                                                           ---------   ------------
                                                          (unaudited)
CURRENT LIABILITIES
    Accounts payable                                      $  21,235    $  28,591
    Accrued compensation and fringe benefits                  2,364        6,790
    Revolving credit and term loan agreement                 10,001       15,384
    Other current liabilities                                41,974       49,345
                                                          ---------    ---------

    Total current liabilities                                75,574      100,110
                                                          ---------    ---------

NONCURRENT LIABILITIES
    Revolving credit and term loan agreement                  6,750        6,750
    Senior secured notes                                     89,862       87,000
    Accumulated post-retirement benefit obligation           30,288       30,806
    Deferred compensation and other deferred                 16,214       15,582
       liabilities
                                                          ---------    ---------
    Total noncurrent liabilities                            143,114      140,138
                                                          ---------    ---------

STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value, 30,000,000                    102          102
       shares authorized, 10,233,889 shares
       issued as of March 25, 2000 and December
       25, 1999
    Additional paid in capital                               50,131       50,131
    Accumulated deficit                                      (4,283)          --
    Accumulated other comprehensive income                       29           --
                                                          ---------    ---------
                                                             45,979       50,233
    Less: Unearned compensation on restricted                   483          483
       stock
                                                          ---------    ---------
    Total common stockholders' equity                        45,496       49,750
                                                          ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 264,184    $ 289,998
                                                          =========    =========

                            See Notes to Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except for Per Share Data)
--------------------------------------------------------------------------------

                                                         Successor    |  Predecessor
                                                          Company     |    Company
                                                           Three      | Three Months
                                                       Months Ended   |    Ended
                                                         March 25,    |   March 27,
                                                            2000      |     1999
                                                        ------------  | ------------
                                                         (unaudited)  |  (unaudited)
REVENUES                                                   $ 36,260   |    $ 34,769
                                                           --------   |    --------
COSTS AND EXPENSES:                                                   |
    Cost of sales                                            20,033   |      24,507
    Selling, general and administrative                      17,656   |      16,756
    Gains on sales of assets                                     --   |      (3,365)
                                                           --------   |    --------
                                                                      |
    Total costs and expenses                                 37,689   |      37,898
                                                           --------   |    --------
                                                                      |
LOSS BEFORE REORGANIZATION ITEMS, DISTRIBUTIONS ON                    |
    GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE                  |
    COMPANY'S AND GOLDEN BOOKS PUBLISHING COMPANY,                    |
    INC.'S CONVERTIBLE DEBENTURES, INTEREST INCOME,                   |
    INTEREST EXPENSE AND PROVISION FOR INCOME TAXES          (1,429)  |      (3,129)
                                                                      |
REORGANIZATION ITEMS                                             --   |       3,146
                                                                      |
DISTRIBUTIONS ON GUARANTEED PREFERRED BENEFICIAL                      |
    INTERESTS IN THE COMPANY'S AND GOLDEN BOOKS                       |
    PUBLISHING COMPANY, INC.'S CONVERTIBLE DEBENTURES                 |
    (Contractual distributions of $2,461 for the                      |
    three months ended March 27, 1999)                           --   |       1,628
                                                                      |
INTEREST INCOME                                                (468)  |        (149)
                                                                      |
INTEREST EXPENSE (Contractual interest expense of             3,322   |       3,020
$4,040 for the three months ended March 27, 1999)                     |
                                                           --------   |    --------
                                                                      |
LOSS BEFORE PROVISION FOR INCOME TAXES                       (4,283)  |     (10,774)
                                                                      |
PROVISION FOR INCOME TAXES                                       --   |         522
                                                           --------   |    --------
                                                                      |
NET LOSS                                                     (4,283)  |     (11,296)
                                                                      |
OTHER COMPREHENSIVE INCOME:                                           |
    FOREIGN CURRENCY TRANSLATION                                 29   |         142
                                                           --------   |    --------
                                                                      |
COMPREHENSIVE LOSS                                         $ (4,254)  |    $(11,154)
                                                           ========   |    ========
NET LOSS PER BASIC AND DILUTIVE COMMON SHARE               $  (0.42)  |    $  (0.45)
                                                           ========   |    ========

                            See Notes to Consolidated
                               Financial Statement

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
--------------------------------------------------------------------------------

                                                           Successor   |  Predecessor
                                                            Company    |    Company
                                                             Three     | Three Months
                                                          Months Ended |     Ended
                                                           March 25,   |   March 27,
                                                              2000     |     1999
                                                          ------------ | ------------
                                                           (unaudited) |  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES                                   |
   Net loss                                                 $ (4,283)  |   $(11,296)
   Adjustments to reconcile net loss to net cash                       |
     provided by (used in) operating activities:                       |
   Depreciation and amortization                               3,556   |      3,520
   Non-cash interest expense                                   2,912   |        300
   Reorganization items                                           __   |      3,146
   Gains on sales of assets                                       __   |     (3,365)
   Changes in assets and liabilities, net of disposals:                |
     Decrease in accounts receivable                          22,406   |     15,682
     (Increase) decrease in inventories                         (340)  |      3,625
     Increase in royalty advances                             (1,960)  |     (2,698)
     Decrease (increase) in other current assets               1,120   |       (771)
     Decrease in accounts payable                             (7,356)  |     (1,523)
     Decrease in accrued compensation and fringe benefits     (4,426)  |       (900)
     Other assets and liabilities                             (7,223)  |     (2,692)
                                                            --------   |   --------
   Net cash provided by operating activities before                    |
     Reorganization items                                      4,406   |      3,028
   Reorganization items                                           --   |     (3,146)
                                                            --------   |   --------
   Net cash provided by (used in) operating activities         4,406   |       (118)
                                                                       |
CASH FLOWS FROM INVESTING ACTIVITIES:                                  |
   Acquisitions of property, plant and equipment                (228)  |       (496)
   Additions to film library                                      --   |       (387)
   Proceeds from sales of assets                                  --   |      4,191
   Deposits and other                                             --   |      1,737
                                                            --------   |   --------
   Net cash (used in) provided by  investing activities         (228)  |      5,045

                            See Notes to Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

(In Thousands)
--------------------------------------------------------------------------------

                                                           Successor   |  Predecessor
                                                            Company    |    Company
                                                             Three     |  Three Months
                                                          Months Ended |      Ended
                                                           March 25,   |    March 27,
                                                              2000     |      1999
                                                          ------------ |  ------------
                                                           (unaudited) |   (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:                                  |
                                                                       |
   Net Repayments under Revolving Credit and                           |
      Term Loan Agreement                                    (5,383)   |         --
   Repayment of Revolving Credit Facility                        --    |    (21,637)
   Borrowings under DIP loan                                     --    |     10,000
                                                            -------    |   --------
   Net cash used in financing activities                     (5,383)   |    (11,637)
                                                                       |
EFFECT OF EXCHANGE RATE CHANGES ON CASH                          29    |        142
                                                            -------    |   --------
                                                                       |
NET DECREASE IN CASH AND CASH EQUIVALENTS                    (1,176)   |     (6,568)
                                                                       |
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                6,544    |     15,330
                                                            -------    |   --------
                                                                       |
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 5,368    |   $  8,762
                                                            =======    |   ========
                                                                       |
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                     |
   Cash paid during the period for:                                    |
                                                                       |
   Interest expense                                         $   849    |   $    850
                                                            =======    |   ========
   Income taxes, net of refunds received                    $     7    |   $    (37)
                                                            =======    |   ========
   Non-cash activity:                                                  |
   Stock conversion on Guaranteed Preferred Beneficial                 |
     Interests in the Company's and Golden Books                       |
     Publishing Company, Inc.'s Convertible Debentures           --    |   $  5,205
                                                            =======    |   ========

                            See Notes to Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - Nature of Business, Organization and Basis of Presentation

Golden Books Family Entertainment, Inc. and Subsidiaries (the "Company" or the "Registrant") is a publisher of children's books and family related entertainment products primarily in the North American retail market. The Company, through its Consumer Products division creates, publishes and markets an extensive range of children's entertainment products, including "Little Golden Books" and other storybooks, coloring / activity books, electronic storybooks, puzzles, educational workbooks, reference books and novelty book formats. The Company has published its flagship product line, "Little Golden Books," for over 50 years.

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

In February 1999, the Company reached an agreement with its major creditors pursuant to which its then existing long-term debt would be significantly reduced and its existing trade obligations would be paid in full. In accordance with that agreement, the Registrant, as well as Golden Books Publishing, Inc and Golden Books Home Video, Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code"). Significant components of the Company's amended joint plan of reorganization (the "Amended Joint Plan of Reorganization") were approved by the Bankruptcy Court on December 22, 1999. On January 27, 2000, the Company formally emerged from protection under the Bankruptcy Code upon the consummation of the Amended Joint Plan of Reorganization. The Company has applied the reorganization and fresh-start reporting adjustments as required by American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") to the consolidated balance sheet as of December 25, 1999 (the "Effective Date"). As used herein, Successor Company refers to Golden Books Family Entertainment, Inc. and subsidiaries from the Effective Date and Predecessor Company refers to Golden Books Family Entertainment, Inc. and subsidiaries prior to the Effective Date. A vertical black line has been drawn to separate the Successor Company's consolidated statements of operations and comprehensive loss and consolidated statements of cash flows from those of the Predecessor Company to signify that they are different reporting entities and have not been prepared on the same basis.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 25, 2000 (Successor Company) and the results of operations and cash flows for the three month periods ended March 25, 2000 (Successor Company) and March 27, 1999 (Predecessor Company). These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company contained in the Company's Form 10-K for the year ended December 25, 1999.

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

The results of Golden Books Financing Trust (the "Trust") are included in the Company's consolidated financial statements for the three months ended March 27, 1999 (Predecessor Company). The Trust, which was the issuer of 8 3/4% Convertible Trust Originated Preferred Securities, referred to in the Company's consolidated financial statements as the Guaranteed

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

NOTE A - Nature of Business, Organization and Basis of Presentation (continued)

Preferred Beneficial Interests in the Company's and Golden Books Publishing Company Inc.'s Convertible Debentures (the "TOPrS" or the "Preferred Securities"), was owned by the Company, had no independent operations and its assets consisted solely of the $109.8 million in aggregate principal amount of 8 3/4% Convertible Debentures due 2016 of the Company and Golden Books Publishing Company, Inc. ("Golden Books Publishing") (see Note C). On the Effective Date of the Amended Joint Plan of Reorganization, The TOPrS obligations were discharged and, accordingly, the results of the Trust are not required to be presented in the Successor Company's financial statements.

NOTE B - Inventories

  Inventories consisted of the following
  (in thousands)
                                                    March 25,      December 25,
                                                      2000            1999
                                                      ----            ----
                                                   (unaudited)
  Raw materials                                     $   355         $   250
  Work-in-progress                                      715             819
  Finished goods                                     23,259          22,920
  Film library                                        2,180           2,180
                                                    -------         -------
                                                    $26,509         $26,169
                                                    =======         =======

NOTE C - Preferred Securities

The Predecessor Company raised a total of $115.0 million through a private placement of Preferred Securities under Rule 144A under the Securities Act of 1933, as amended (the "Preferred Securities"). The Preferred Securities were issued by the Trust, a Delaware business trust financing vehicle. The Predecessor Company owned all of the common securities of the Trust. The Preferred Securities paid quarterly distributions at an annual distribution rate of 8 3/4% (subject to deferral of interest payments on the Preferred Securities by the Predecessor Company and Golden Books Publishing), and were convertible at the option of their holders into Convertible Debentures, which were immediately convertible into Predecessor Company common stock at an initial conversion price of $13.00 per share. In January 1999, certain holders of the Preferred Securities converted $5.2 million worth of Preferred Securities for 400,003 shares of the Predecessor Company's common stock. The Convertible Debentures were due to mature on August 20, 2016.

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

                                   Predecessor
                                     Company
                                  March 27, 1999
                                  --------------
                                    (unaudited)
Current                              $ 95,066
Noncurrent assets                     123,400
                                     --------
     Total assets                    $218,466
                                     ========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

NOTE C - Preferred Securities (continued)
                                                                Predecessor
                                                                  Company
                                                               March 27, 1999
                                                               --------------
                                                                (unaudited)

Current liabilities                                               $199,639
Noncurrent liabilities                                              47,964
Liabilities subject to compromise                                  288,706
                                                                  --------
     Total liabilities                                             536,309
Stockholders' deficit                                             (317,843)
                                                                  --------
     Total Liabilities and Stockholders' Deficit                  $218,466
                                                                  ========

                                                              Three Months Ended
                                                                 March 27, 1999
                                                                 --------------
                                                                  (unaudited)
Revenues                                                            $34,769
Gross profit                                                         10,262
Loss before interest expense, interest income,
   reorganization items and provision
   for income taxes                                                  (6,327)
Reorganization items                                                  3,146
                                                                   --------
Net loss                                                           $(13,917)
                                                                   ========

On the Effective Date of the Amended Joint Plan of Reorganization, the TOPrS were converted into 50% of the Successor Company's common stock issued post recapitalization, prior to dilution (5,000,000 shares).

NOTE D - Loss Per Basic and Dilutive Common Share

Loss per basic and dilutive common share was computed as follows (in thousands except for per share data):

                                                     Successor    | Predecessor
                                                      Company     |   Company
                                                    Three Months  | Three Months
                                                       Ended      |    Ended
                                                      March 25,   |  March 27,
                                                       2000       |    1999
                                                       ----       |    ----
Net loss                                              $ (4,283)   |    $(11,296)
Preferred dividend requirements                             --    |      (1,252)
                                                      --------    |    --------
Loss applicable to basic and dilutive                             |
   common stock                                       $ (4,283)   |    $(12,548)
                                                      ========    |    ========
Weighted average basic and dilutive                               |
   common shares outstanding                            10,234    |      28,167
                                                      --------    |    --------
Loss per basic and dilutive common                                |
   share                                              $  (0.42)   |    $  (0.45)
                                                      ========    |    ========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

NOTE E - Contingencies

On February 26, 1999, the Predecessor Company and certain of its subsidiaries filed petitions for reorganization under the Bankruptcy Code, and emerged therefrom on January 27, 2000. In accordance with the Amended Joint Plan of Reorganization, the Successor Company is in the process of paying all pre-petition trade creditors with undisputed claims all amounts due with interest, and is working to resolve all disputed claims of pre-petition trade creditors in the Bankruptcy Court.

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

The Company also has been identified as a PRP at a site located in Poughkeepsie, New York. The Company and eight other

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

NOTE E Contingecies (continued)

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

In consideration of the aforementioned matters, the Successor Company has recorded accruals in the "deferred compensation and other deferred liabilities" account of approximately $8.3 million in the consolidated balance sheet at March 25, 2000.

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

NOTE F - Industry Segments

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

The Commercial segment provided printing and other services to third parties until the sale of the Company's manufacturing facility in November 1999.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

NOTE F - Industry Segments (continued)

The Company evaluates performance based on several factors, of which the primary measure is operating segment earnings before interest, taxes, depreciation and amortization ("EBITDA").

Information by industry segment is set forth below (in millions):

                                                     Successor    | Predecessor
                                                      Company     |   Company
                                                    Three Months  | Three Months
                                                       Ended      |     Ended
                                                      March 25,   |    March 27,
                                                       2000       |      1999
                                                       ----       |      ----
Revenues:                                                         |
   Consumer Products                                  $32.0       |      $29.0
   Entertainment                                        4.3       |        3.8
   Commercial                                            --       |        2.0
                                                      -----       |      -----
                              Total Revenues          $36.3       |      $34.8
                                                      =====       |      =====
Gross Profit:                                                     |
   Consumer Products                                  $14.1       |      $ 8.3
   Entertainment                                        2.1       |        2.0
                                                      -----       |      -----
                          Total Gross Profit          $16.2       |      $10.3
                                                      =====       |      =====
                                                                  |
EBITDA                                                            |
   Gross profit                                       $16.2       |      $10.3
   SG&A                                               (17.6)      |      (16.8)
   Gains on sales of assets                              --       |        3.4
   Reorganization items                                  --       |       (3.1)
                                                      -----       |      -----
   Operating loss                                      (1.4)      |       (6.2)
   Depreciation and amortization                        3.6       |        3.5
                                                      -----       |      -----
                                Total EBITDA          $ 2.2       |      $(2.7)
                                                      =====       |      =====
Depreciation and Amortization:                                    |
   Consumer Products                                  $ 2.1       |      $ 1.4
   Entertainment                                        0.7       |        1.2
   Corporate                                            0.8       |        0.8
   Commercial                                            --       |        0.1
                                                      -----       |      -----
                      Total Depreciation and                      |
                                Amortization          $ 3.6       |      $ 3.5
                                                      =====       |      =====

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements as a result of many factors, including factors that may be beyond the Company's control. On January 27, 2000, the Company formally emerged from proceedings under Chapter 11 of the Bankruptcy Code. Future success of the Company depends on the Company's ability to maintain lower operating costs, return to profitability and generate sufficient cash flow to meet its operational and financing requirements including servicing its reduced indebtedness and Revolving Credit and Term Loan Agreement. Other factors that may cause actual results of operations and future financial condition to differ from those expressed or implied in any forward-looking statements contained herein include loss of key licenses, adverse changes in relationships with key customers, the degree of acceptance of new product introductions, the level of product returns, changes in consumer preferences, such as the growth of computer-based products, and consumer spending habits, competition from existing and potential competitors, pricing pressures, costs of labor and other costs and expenses, demographics and general economic conditions. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements contained herein or that may be made from time to time by or on behalf of the Company.

The operating performance of entertainment companies, such as the Company, is measured, in part, by their ability to generate EBITDA. Further, the Company uses EBITDA as the primary indicator of its operating performance and secondarily as a measure of liquidity. The Company defines "EBITDA" as earnings before interest, taxes and depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principals ("GAAP"), the Company believes that the entertainment industry accepts EBITDA as a generally recognized measure of performance and analysts who report publicly on the performance of entertainment companies use EBITDA. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with GAAP. The Company believes that the operating performance of entertainment companies is measured in part by their ability to generate EBITDA. Further, the Company uses EBITDA as its primary indicator of operating performance and as a measure of liquidity. EBITDA, as the Company calculates it, may not be comparable to calculations of similarly titled measure presented by other companies.

The Company's financial results in Fiscal 1999 were impacted as a result of its filing for reorganization under Chapter 11 of the Bankruptcy code on February 26, 1999, from which the Company did not formally emerge until January 27, 2000. Because significant components of the Amended Joint Plan of Reorganization were approved by the Bankruptcy Court on December 22, 1999, pursuant to guidance provided by SOP 90-7, the Company adopted Fresh-Start accounting as of December 25, 1999. As used herein, Successor Company refers to Golden Books Family Entertainment, Inc. and Subsidiaries from the Effective Date and Predecessor Company refers to Golden Books Family Entertainment, Inc. and Subsidiaries prior to the Effective Date. Accordingly, the Successor Company's financial statements are not prepared on the same basis as the Predecessor Company's financial statements.

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

(Commercial Products) until the sale of its Manufacturing facility in November 1999 which provided printing, graphic, creative and distribution services to third parties.

The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company at March 25, 2000 (Successor Company) and for the three month periods ended March 25, 2000 (Successor Company) and March 27, 1999 (Predecessor Company) and the related notes thereto.

Three months ended March 25, 2000 (Successor Company) compared to three months ended March 27, 1999 (Predecessor Company)

Revenues

Total revenues for the three months ended March 25, 2000 increased $1.5 million (4%) to $36.3 million compared to $34.8 million for the three months ended March 27, 1999.

Consumer Products revenues increased $3.0 million (10%) to $32.0 million for the three months ended March 25, 2000 compared to $29.0 million for the three months ended March 27, 1999. The increase in revenue was due to a $6.4 million (25%) increase in Children's Publishing revenues which was partially offset by a $3.4 million decline in Consumer Products revenue related to the Adult Publishing business. For the three months ended March 25, 2000, Children's Publishing revenues were responsible for all of the revenues of the Consumer Products segment. Children's Publishing revenues were $32.0 million for the three months ended March 25, 2000 compared to $25.6 million for the three months ended March 27, 1999. The increase in Children's Publishing revenue is due to increased revenues generated primarily by sales of Pokemon, Tigger and Barbie licensed product through mass market retailers (Target, Toys R Us), other retailers (Eckerd Drug, CVS) and international sales. The three months ended March 27, 1999 included revenues from the Adult Publishing business totaling approximately $3.4 million. The Adult Publishing business was sold in April 1999.

Entertainment revenues increased $0.5 million (13%) to $4.3 million for the three months ended March 25, 2000 compared to $3.8 million for the three months ended March 27, 1999. The increase is due to increased foreign television licencing revenue relating to Rudoph the Red Nosed Reindeer, among other characters, and a new Lassie licensing agreements. These increases were offset by a decrease in home video revenue primarily attributable to fewer new releases in 2000 as compared to 1999.

Commercial Products revenues were $2.0 million for the three months ended March 27, 1999. The Company ceased operations of its Commercial Products segment after the sale of its manufacturing facility in November 1999.

Gross Profit

Total gross profit increased $5.9 million to $16.2 million for the three months ended March 25, 2000 from $10.3 million for the three months ended March 27, 1999. As a percentage of revenues, total gross profit margin increased to 45% for the three months ended March 25, 2000 from 30% for the three months ended March 27, 1999. The increase was attributable to improved gross profit margins in the Consumer Products Segment slightly offset by decreased gross profit in the Entertainment Segment as described below.

Consumer Products gross profit increased $5.8 million to $14.1 million for the three months ended March 25, 2000, compared to $8.3 million for the three months ended March 27, 1999. As a percentage of revenues, Consumer Products gross profit margin increased to 44% for the three months ended March 25, 2000 from 29% for the three months ended March 27, 1999. The improvement in gross profit margin was primarily attributable to a change in the product mix toward more profitable formats including the new Pokemon formats and reduced manufacturing costs (primarily as a result of the sale of the manufacturing facility in November 1999), distribution costs and pre-production costs.

Entertainment gross profit increased $0.1 million to $2.1 million for the three months ended March 25, 2000 compared to $2.0 million for the three months ended March 27, 1999. As a percentage of revenues, the gross profit margin decreased to

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

49% for the three months ended March 25, 2000 compared to 52% for the three months ended March 27, 1999. The decrease in gross profit percentage relates to increased royalties related to the increased television and licensing revenues as noted above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.8 million to $17.6 million for the three months ended March 25, 2000 compared to $16.8 million for the three months ended March 27, 1999. The increase is due primarily to increased amortization expense related to intangible assets established in accordance with SOP 90-7 and the Company's consummation of its Amended Joint Plan of Reorganization.

Reorganization Items

Reorganization items related to the Chapter 11 proceedings of $3.1 million during the three months ended March 27, 1999 includes $2.0 million in professional fees and $1.2 million in financing costs primarily related to the Predecessor Company's DIP Loan, partially offset by interest income.

Interest Expense, Net

Interest income for the three months ended March 25, 2000 increased $0.4 million to $0.5 million from $0.1 million for the three months ended March 27, 1999. The increase in interest income was attributable to generally higher cash and cash equivalent balances throughout the period.

Interest expense for the three months March 25, 2000 was $3.3 million. Interest expense recorded during the three months ended March 25, 2000 related to the Company's Revolving Credit and Term Loan Agreement and Senior Secured Notes. Interest expense for the three months ended March 27, 1999 was $4.6 million (including the distributions on the guaranteed preferred beneficial interest in the Company's and Golden Books Publishing's Convertible Debentures). During the three months ended March 27, 1999 the Predecessor Company stopped recording interest expense relating to its then outstanding debt facilities effective February 27, 1999 in accordance with the requirements of SOP 90-7.

Income Tax

At December 25, 1999, the Company had approximately $203.0 million of net operating loss carryforwards for Federal income tax purposes which are subject to certain limitation-on-utilization rules (as defined in Internal Revenue Code
Section 382). The Company incurred an additional taxable loss of approximately $4.3 million for the three months ended March 25, 2000. Due to the uncertainty of generating future taxable income, management believes it is appropriate to reserve the deferred tax asset. Accordingly, there is no provision for income taxes for the three months ended March 25, 2000.

The provision for income taxes was $0.5 million for the three months ended March 27, 1999 and related primarily to gains recognized on certain asset dispositions in Canada, where the Company files separate tax returns.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA increased $4.9 million to $2.2 million for the three months ended March 25, 2000, compared to $(2.7) for the three months ended March 27, 1999. The increase is due primarily to improved gross profit resulting from increased revenues and lower cost of sales attributable to a change in product mix toward more profitable products and reduced manufacturing costs (primarily as a result of the sale of the manufacturing facility in November 1999), distribution costs and pre-production costs.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

Net Loss

The net loss for the three months ended March 25, 2000 was $(4.3) million, or $(0.42) per basic and dilutive common share, compared to a net loss of $(11.3) million, or $(0.45) per basic and dilutive common share, for the three months ended March 27, 1999. The decrease in net loss is attributable to the factors described above.

Financial Condition, Liquidity and Capital Resources

In February 1999, the Company reached an agreement with its major creditors pursuant to which its then existing long-term debt would be significantly reduced and its existing trade obligations would be paid in full. In accordance with that agreement, the Company, as well as Golden Books Publishing and Golden Books Home Video, Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on February 26, 1999. Under an order dated September 24, 1999, the Bankruptcy Court confirmed the Company's Amended Joint Plan of Reorganization (the "Amended Joint Plan of Reorganization"). Significant components of the Amended Joint Plan of Reorganization were approved by the Bankruptcy Court on December 22, 1999. On January 27, 2000, the Company formally emerged from protection under the Bankruptcy Code upon the consummation of the Amended Joint Plan of Reorganization. The Company applied the reorganization and fresh-start accounting adjustments as required by SOP 90-7 to the consolidated balance sheet as of December 25, 1999.

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

The Revolving Credit and Term Loan Agreement requires the Successor Company to maintain compliance with certain financial and non-financial covenants, including minimum EBITDA and limitations on: (i) dividends, distributions and prepayment, (ii) incurences of additional indebtedness and (iii) capital expenditures (all as defined in the Revolving Credit and Term Loan Agreement), among others. The minimum EBITDA covenant requires the achievement of approximately $1.0 million in EBITDA for Fiscal 2000. While the Company's budget projects EBITDA in excess of this amount, the Company has not achieved this level of EBITDA in recent years. The Successor Company has approximately $10.0 million of revolving credit portion and $6.8 million of the term loan portion outstanding, respectively, under the Revolving Credit and Term Loan Agreement as of March 25, 2000. At April 29, 2000, the Successor Company had available borrowings of $11.1 million under the revolving credit portion of the Revolving Credit and Term Loan Agreement.

Upon consummation of the Amended Joint Plan of Reorganization, the Successor Company entered into an indenture agreement (the "Indenture") governing the terms of the senior secured notes in the principal amount of $87.0 million (the "Senior Secured Notes") due in full on December 31, 2004 together with all accrued and unpaid interest thereon. Interest at the rate of 10.75% per annum commencing January 1, 2000 is payable semi-annually on June 30th and December 31st of each year of the term of the Senior Secured Notes. Interest may be paid in the form of additional Senior Secured Notes at a rate of 14.25% per annum in lieu of cash at the Successor Company's option for all interest payments due on or prior to December 31, 2002. The Senior Secured Notes are secured by the existing collateral which had been granted to the holders of the Predecessor Company's senior notes as well as certain additional collateral. The Indenture requires the Successor Company to maintain compliance with certain financial and non-financial covenants, including minimum EBITDA and limitations on: (i) restricted payments, (ii) incurences of additional indebtedness and (iii) capital expenditures (all as defined in the Indenture), among others. The Successor Company has outstanding $89.9 million in Senior Secured Notes as of March 25, 2000.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

At March 25, 2000, the Company was in compliance with all covenants related to the Revolving Credit and Term Loan Agreement and the Senior Secured Notes.

In accordance with the Amended Joint Plan of Reorganization, the Company is in the process of paying remaining pre-petition trade creditors with undisputed claims all amounts due with interest at 4.25% and working to resolve all disputed claims of pre-petition trade creditors in the Bankruptcy Court.

Cash flow for the three months ended March 25, 2000 utilized cash of approximately $1.2 million compared to cash utilized of approximately $6.6 million for the three months ended March 27, 1999.

The Company had cash provided by operations of $4.4 million for the three months ended March 25, 2000, compared to cash used in operations of $0.1 million for the three months ended March 27, 1999. The improvement in cash flow from operations is primarily attributable to the Company's reduction in operating loss and an increase in accounts receivable collections, offset by decreased accounts payable balances related to payments made to vendors.

Cash used in investing activities for the three months ended March 25, 2000 was $0.2 million compared to cash provided by investing activities of $5.0 million for the three months ended March 27, 1999. Acquisitions of property, plant and equipment were approximately $0.2 million during the three months ended March 25, 2000, as compared to approximately $0.5 million during the three months ended March 27, 1999. Additions to the Company's film library were approximately $0.4 million during the three months ended March 27, 1999. During the three months ended March 27, 1999, the Company received proceeds from the sale of assets of $4.2 million

Cash used in financing activities was $5.4 million for the three months ended March 25, 2000, as compared to $11.6 million for the three months ended March 27, 1999. The Company used cash in financing activities of $5.4 million, net of additional borrowings, in 2000 to repay amounts outstanding under its Revolving Credit and Term Loan Agreement. The Company used cash in financing activities of $21.6 million to repay its then outstanding pre-bankruptcy credit facility and had cash provided by financing activities of $10.0 million from borrowings under its DIP loan facility.

Working capital deficiency of the Company at March 27, 2000 was approximately $(2.6) million compared to working capital deficiency of approximately $(4.6) million at December 25, 1999. The decrease in working capital deficiency is primarily attributable to lower accounts payable balances and accrued expense balances due to payments made to vendors and lower borrowings under the Revolving and Term Loan Agreement offset by lower accounts receivable balances due to cash collections.

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

On March 21, 2000, the Company announced that the Amended Disney License Agreement would not be renewed and will thus expire on December 31, 2000 (the "Expiration Date"). In accordance with the rights and obligations of the Company under the Amended Disney License Agreement, commencing on the Expiration Date, the Company will have a 13 month period, expiring on January 31, 2002 (the "Sell-off Period") in which it can continue to sell Disney licensed product manufactured by the Company until the Expiration Date. Until the Amended Disney License Agreement expires, all rights and obligations of the Company are to remain in effect and the Company is obligated to continue to honor all terms of the Amended Disney License Agreement through the Sell-off Period. In Fiscal 1999, the sales of Disney licensed product accounted for slightly less than 20% of the Company's net sales. The Company believes the termination of the Amended Disney License Agreement will enable it to continue its change toward more profitable product. The Company does not

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

believe that the expiration of the Amended Disney License Agreement will have a negative impact in Fiscal 2000. While the Company is currently evaluating the long-term impact of the expiration of the Amended Disney License Agreement, the Company believes that anticipated lost revenues due to the expiration of this agreement can be mitigated over time from increased revenues generated from other licensed products as well as increased sales of proprietary product.

The Company maintains a printing services agreement which it entered into upon the sale of its manufacturing facility which terminates at the end of December 2004. Under the printing services agreement, the Company is obligated to purchase a substantial portion of the Company's existing product from the buyer and maintain certain minimum purchase levels.

The Company is required to meet minimum contractual payments in effect at March 25, 2000 of approximately $40.0 million in Fiscal 2000 and $28.8 million in Fiscal 2001. Of the payments due in Fiscal 2000 and Fiscal 2001, a significant portion is comprised of two obligations (i) the minimum purchase levels under the printing services agreement and (ii) the minimum royalty guarantees under the Amended Disney License Agreement. The Company believes that its cash on hand, cashflows from operations and borrowing availability under the revolving portion of the Company's Revolving and Term Loan Agreement will be sufficient to satisfy existing commitments and plans, including those described above. However, there can be no assurance that the Company will be able to make planned borrowings, that the Company's business will generate sufficient cash from operations, or that future borrowings will be available in an amount to enable the Company to service its debt and to make necessary capital or other expenditures.

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

PART II OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  See Note E

ITEM 2.           Changes in Securities and Use of Proceeds

On January 27, 2000, the Company consummated its Amended Joint Plan of Reorganization. On that date the common and preferred stock of the Predecessor Company was exchanged for warrants to purchase common stock of the Successor Company for $23.03 per common share, the TOPrS securities of the Predecessor Company were exchanged for 50% of the common stock of the Successor Company and the $150.0 million Senior Notes of the Predecessor Company were exchanged for $87.0 million Senior Notes of the Successor Company and 42.5% of the common stock of the Successor Company.

Please see the Company's Form 10-K dated December 25, 1999, the Company's Amended Joint Plan of Reorganization (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed May 20, 1999) and the Indenture governing the 10 3/4% Senior Secured Notes due 2004 issued by Golden Books Publishing Company, Inc., dated as of January 25, 2000, among Golden Books Publishing Company, Inc., the Guarantors named therein and HSCB Bank USA, as Indenture Trustee (incorporated by reference to Exhibit Form T3/A filed by the Golden Books Publishing Company, Inc. on January 26, 2000).

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                           (a)      Exhibits:

Exhibit Number             Description
--------------             -----------

27.1                       Financial Data Schedule

                           (b)      Reports on Form 8-K:
                                    Report date of earliest event reported
                                    January 27, 2000

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                     GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.


May 9, 2000                            /s/ Richard E. Snyder
                                       -----------------------------------------
                                            Richard E. Snyder
                                            Chairman of the Board and
                                            Chief Executive Officer


May 9, 2000                            /s/ Colin Finkelstein
                                       -----------------------------------------
                                            Colin Finkelstein
                                            Chief Financial Officer
                                            [Principal financial and
                                            accounting officer]