Form 10-Q
period 2000-06-24
GOLDEN BOOKS FAMILY ENTERTAINMENT INC
filed 2000-08-08
CIK 790706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 24, 2000

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

                                 (212) 547-6700
              (Registrant's telephone number, including area code)
             ------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

Common stock, par value $.01 per share: 10,233,889 shares outstanding as of August 4, 2000.

                     GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets--June 24, 2000 (Unaudited)
             and December 25, 1999                                         3

         Consolidated Statements of Operations and Comprehensive
             Loss (Unaudited)--for the three months ended June 24, 2000
             (Successor Company) and June 26, 1999 (Predecessor Company)   5

         Consolidated Statements of Operations and Comprehensive
             Loss (Unaudited)--for the six months ended June 24, 2000
             (Successor Company) and June 26, 1999 (Predecessor Company)   6

         Consolidated Statements of Cash Flows (Unaudited)-- for the
             six months ended June 24, 2000 (Successor Company) and
             June 26, 1999 (Predecessor Company)                           7

         Notes to Consolidated Financial Statements  (Unaudited)           9

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                16

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                23

Item 6.  Exhibits and reports on Form 8-K                                 23

SIGNATURES                                                                24

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

--------------------------------------------------------------------------------
ASSETS
                                                                        December
                                                             June 24,       25,
                                                               2000        1999
                                                           -----------  --------
                                                           (unaudited)
CURRENT ASSETS
        Cash and cash equivalents                            $  2,770   $  6,544
        Accounts receivable, net                               21,406     54,089
        Inventories                                            27,239     26,169
        Royalty advances                                        3,916      3,264
       Other current assets                                     4,780      6,859
                                                             --------   --------

        Total current assets                                   60,111     96,925
                                                             --------   --------

OTHER ASSETS

        Accounts receivable-- long term                         6,318      3,346
        Other noncurrent assets                                12,976     14,822
                                                             --------   --------

        Total other assets                                     19,294     18,168
                                                             --------   --------

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation and amortization of $1,846 at June 24, 2000    16,166     17,522

EXCESS REORGANIZATION VALUE, net of accumulated
   amortization of $1,743 at June 24, 2000                     33,120     34,863

OTHER INTANIGBLE ASSETS, net of accumulated amortization
   of $3,271 at  June 24, 2000                                119,249    122,520
                                                             --------   --------

TOTAL ASSETS                                                 $247,940   $289,998
                                                             ========   ========

                            See Notes to Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

(In Thousands, Except Share Data)
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      June 24,       December 25,
                                                                        2000            1999
                                                                    ------------    -------------
                                                                    (unaudited)
CURRENT LIABILITIES
      Accounts payable                                              $     14,074    $     28,591
      Accrued compensation and fringe benefits                             4,897           6,790
      Revolving credit and term loan agreement                            10,897          15,384
      Other current liabilities                                           34,678          49,345
                                                                    ------------    ------------

      Total current liabilities                                           64,546         100,110
                                                                    ------------    ------------

NONCURRENT LIABILITIES
      Revolving credit and term loan agreement                             6,750           6,750
      Senior secured notes                                                92,961          87,000
      Accumulated post-retirement benefit obligation                      29,830          30,806
      Deferred compensation and other deferred liabilities                16,031          15,582
                                                                    ------------    ------------
      Total noncurrent liabilities                                       145,572         140,138
                                                                    ------------    ------------

STOCKHOLDERS' EQUITY:
      Common Stock, $.01 par value, 30,000,000 shares authorized,            102             102
          10,233,889 shares issued and outstanding as of
          June 24, 2000 and December 25, 1999
      Additional paid in capital                                          50,131          50,131
      Accumulated deficit                                                (11,974)             --
      Accumulated other comprehensive income                                 (34)             --
                                                                    ------------    ------------
                                                                          38,225          50,233
      Less: Unearned compensation on restricted stock                        403             483
                                                                    ------------    ------------
      Total common stockholders' equity                                   37,822          49,750
                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    247,940    $    289,998
                                                                    ============    ============

                            See Notes to Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except for Per Share Data)
--------------------------------------------------------------------------------

                                                                            Successor    |   Predecessor
                                                                             Company     |    Company
                                                                           Three Months  |  Three Months
                                                                               Ended     |      Ended
                                                                           June 24, 2000 |  June 26, 1999
                                                                           ------------- |  -------------
                                                                            (unaudited)  |   (unaudited)
                                                                                         |
REVENUES                                                                      $ 32,697   |    $ 31,855
                                                                              --------   |    --------
COSTS AND EXPENSES:                                                                      |
      Cost of sales                                                             17,126   |      21,939
      Selling, general and administrative                                       19,524   |      17,996
      Gains on sales of assets                                                      --   |      (2,026)
                                                                              --------   |    --------
                                                                                         |
      Total costs and expenses                                                  36,650   |      37,909
                                                                              --------   |    --------
                                                                                         |
                                                                                         |
LOSS BEFORE REORGANIZATION ITEMS, DISTRIBUTIONS ON GUARANTEED PREFERRED                  |
      BENEFICIAL INTERESTS IN THE COMPANY'S AND GOLDEN BOOKS PUBLISHING                  |
      COMPANY, INC.'S CONVERTIBLE DEBENTURES, INTEREST EXPENSE, NET AND                  |
      PROVISION FOR INCOME TAXES                                                (3,953)  |      (6,054)
                                                                                         |
REORGANIZATION ITEMS                                                                --   |       2,205
                                                                                         |
DISTRIBUTIONS ON GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S              |
      AND GOLDEN BOOKS PUBLISHING COMPANY, INC.'S CONVERTIBLE DEBENTURES                 |
      (Contractual distributions of $2,402 for the three months ended June               |
      26, 1999)                                                                     --   |          --
                                                                                         |
INTEREST EXPENSE, NET (Contractual interest expense of $3,415 for the three      3,738   |         306
months ended June 26, 1999)                                                   --------   |    --------
                                                                                         |
LOSS BEFORE PROVISION FOR INCOME TAXES                                          (7,691)  |      (8,565)
PROVISION FOR INCOME TAXES                                                          --   |          35
                                                                              --------   |    --------
                                                                                         |
NET LOSS                                                                        (7,691)  |      (8,600)
                                                                                         |
OTHER COMPREHENSIVE INCOME:                                                              |
      FOREIGN CURRENCY TRANSLATION                                                  63   |          --
                                                                              --------   |    --------
                                                                                         |
COMPREHENSIVE LOSS                                                            $ (7,754)  |    $ (8,600)
                                                                              ========   |    ========
NET LOSS PER BASIC AND DILUTIVE COMMON SHARE                                  $  (0.75)  |    $  (0.30)
                                                                              ========   |    ========

                            See Notes to Consolidated
                               Financial Statement

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except for Per Share Data)
--------------------------------------------------------------------------------

                                                                           Successor      |      Predecessor
                                                                            Company       |        Company
                                                                           Six Months     |       Six Months
                                                                              Ended       |         Ended
                                                                          June 24, 2000   |      June 26, 1999
                                                                          -------------   |      -------------
                                                                           (unaudited)    |       (unaudited)
                                                                                          |
                                                                                          |
REVENUES                                                                    $ 68,957      |        $ 66,624
                                                                            --------      |        --------
                                                                                          |
COSTS AND EXPENSES:                                                                       |
      Cost of sales                                                           37,159      |          46,446
      Selling, general and administrative                                     37,180      |          34,752
         Gains on sales of assets                                                 --      |          (5,391)
                                                                            --------      |        --------
                                                                                          |
      Total costs and expenses                                                74,339      |          75,807
                                                                            --------      |        --------
                                                                                          |
LOSS BEFORE REORGANIZATION ITEMS, DISTRIBUTIONS ON                                        |
      GUARANTEED PREFERRED BENEFICIAL INTERESTS IN                                        |
      THE COMPANY'S AND GOLDEN BOOKS PUBLISHING                                           |
      COMPANY, INC.'S CONVERTIBLE DEBENTURES,                                             |
      INTEREST EXPENSE, NET AND PROVISION FOR INCOME                                      |
      TAXES                                                                   (5,382)     |          (9,183)
                                                                                          |
REORGANIZATION ITEMS                                                              --      |           5,351
                                                                                          |
DISTRIBUTIONS ON GUARANTEED PREFERRED BENEFICIAL                                          |
      INTERESTS IN THE COMPANY'S AND GOLDEN BOOKS                                         |
      PUBLISHING COMPANY, INC.'S CONVERTIBLE                                              |
      DEBENTURES (Contractual distributions of $4,863 for                                 |
      the six months ended June 26, 1999)                                         --      |           1,628
                                                                                          |
INTEREST EXPENSE, NET (Contractual interest expense of                                    |
$7,455 for the six months ended June 26, 1999)                                 6,592      |           3,177
                                                                            --------      |        --------
                                                                                          |
LOSS BEFORE PROVISION FOR INCOME TAXES                                       (11,974)     |         (19,339)
                                                                                          |
PROVISION FOR INCOME TAXES                                                        --      |             557
                                                                            --------      |        --------
                                                                                          |
NET LOSS                                                                     (11,974)     |         (19,896)
                                                                                          |
OTHER COMPREHENSIVE (LOSS) INCOME:                                                        |
      FOREIGN CURRENCY TRANSLATION                                               (34)     |             142
                                                                            --------      |        --------
                                                                                          |
COMPREHENSIVE LOSS                                                          $(12,008)     |        $(19,754)
                                                                            ========      |        ========
NET LOSS PER BASIC AND DILUTIVE COMMON SHARE                                $  (1.17)     |        $  (0.75)
                                                                            ========      |        ========

                            See Notes to Consolidated
                               Financial Statement

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
--------------------------------------------------------------------------------

                                                                           Successor      |    Predecessor
                                                                            Company       |      Company
                                                                           Six Months     |     Six Months
                                                                              Ended       |       Ended
                                                                          June 24, 2000   |    June 26, 1999
                                                                          -------------   |    -------------
                                                                           (unaudited)    |     (unaudited)
                                                                                          |
CASH FLOWS FROM OPERATING ACTIVITIES                                                      |
     Net loss                                                                $(11,974)    |      $(19,896)
     Adjustments to reconcile net loss to net cash provided by (used in)                  |
     operating activities:                                                                |
     Depreciation and amortization                                              7,003     |         6,776
     Non-cash interest expense                                                  6,061     |           337
     Reorganization items                                                          --     |         5,351
     Gains on sales of assets                                                      --     |        (5,391)
     Changes in assets and liabilities, net of disposal:                                  |
        Decrease in accounts receivable                                        29,711     |        15,586
        (Increase) decrease in inventories                                     (1,070)    |         2,916
        Increase in royalty advances                                           (2,852)    |        (2,296)
        Decrease (increase) in other current assets                             2,128     |        (2,519)
        Decrease in accounts payable                                          (14,517)    |        (1,023)
        Decrease (increase) in accrued compensation and fringe benefits        (1,893)    |            74
        Other assets and liabilities                                          (11,149)    |           842
                                                                             --------     |      --------
     Net cash provided by operating activities before                                     |
        Reorganization items                                                    1,448     |           757
     Reorganization items                                                          --     |        (5,351)
                                                                             --------     |      --------
     Net cash provided by (used in) operating activities                        1,448     |        (4,594)
                                                                                          |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                     |
     Acquisitions of property, plant and equipment                               (701)    |        (1,207)
     Additions to film library                                                     --     |          (575)
     Proceeds from sales of assets                                                 --     |        11,462
     Deposits and other                                                            --     |         1,737
                                                                             --------     |      --------
     Net cash (used in) provided by investing activities                         (701)    |        11,417

                            See Notes to Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

(In Thousands)
--------------------------------------------------------------------------------

                                                                           Successor      |     Predecessor
                                                                            Company       |       Company
                                                                           Six Months     |     Six Months
                                                                              Ended       |        Ended
                                                                          June 24, 2000   |     June 26, 1999
                                                                          -------------   |     -------------
                                                                           (unaudited)    |      (unaudited)
                                                                                          |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                     |
                                                                                          |
     Net Repayments under Revolving Credit and Term Loan Agreement            (4,487)     |             --
     Repayment of Revolving Credit Facility                                       --      |        (21,637)
     Borrowings under DIP loan                                                    --      |         10,000
     Repayments under DIP loan                                                    --      |         (2,500)
                                                                            --------      |       --------
     Net cash used in financing activities                                    (4,487)     |        (14,137)
                                                                                          |
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (34)     |            142
                                                                            --------      |       --------
                                                                                          |
NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (3,774)     |         (7,172)
                                                                                          |
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 6,544      |         15,330
                                                                            --------      |       --------
                                                                                          |
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  2,770      |       $  8,158
                                                                            ========      |       ========
                                                                                          |
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                                        |
     Cash paid during the period for:                                                     |
                                                                                          |
     Interest expense                                                       $  1,354      |       $  1,020
                                                                            ========      |       ========
       Income taxes, net of refunds received                                $     10      |       $    459
                                                                            ========      |       ========
                                                                                          |
     Non-cash activity:                                                                   |
     Stock conversion on Guaranteed Preferred Beneficial Interests in the                 |
       Company's and Golden Books Publishing Company, Inc.'s Convertible          --      |       $  5,205
       Debentures                                                           ========      |       ========

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

In February 1999, the Company reached an agreement with its major creditors pursuant to which its then existing long-term debt would be significantly reduced and its then existing trade obligations would be paid in full. In accordance with that agreement, the Registrant, as well as Golden Books Publishing, Inc and Golden Books Home Video, Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code"). Significant components of the Company's amended joint plan of reorganization (the "Amended Joint Plan of Reorganization") were approved by the Bankruptcy Court on December 22, 1999. On January 27, 2000, the Company formally emerged from protection under the Bankruptcy Code upon the consummation of the Amended Joint Plan of Reorganization. Because significant components of the Amended Joint Plan of Reorganization were approved by the Bankruptcy Court on December 22, 1999, the Company has applied the reorganization and fresh-start reporting adjustments as required by American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") to the consolidated balance sheet as of December 25, 1999 (the "Effective Date"). As used herein, Successor Company refers to Golden Books Family Entertainment, Inc. and subsidiaries from the Effective Date and Predecessor Company refers to Golden Books Family Entertainment, Inc. and subsidiaries prior to the Effective Date. A vertical black line has been drawn to separate the Successor Company's consolidated statements of operations and comprehensive loss and consolidated statements of cash flows from those of the Predecessor Company to signify that they are different reporting entities and have not been prepared on the same basis.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 24, 2000 (Successor Company) and the results of operations and cash flows for the three and six month periods ended June 24, 2000 (Successor Company) and June 26, 1999 (Predecessor Company). These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company contained in the Company's Form 10-K for the year ended December 25, 1999.

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

Certain amounts in 1999 have been reclassified to conform with the 2000 presentation.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

NOTE A - Nature of Business, Organization and Basis of Presentation (continued)

The results of Golden Books Financing Trust (the "Trust") are included in the Company's consolidated financial statements for the three and six month periods ended June 26, 1999 (Predecessor Company). The Trust, which was the issuer of 8 3/4% Convertible Trust Originated Preferred Securities, referred to in the Company's consolidated financial statements as the Guaranteed Preferred Beneficial Interests in the Company's and Golden Books Publishing Company Inc.'s Convertible Debentures (the "TOPrS" or the "Preferred Securities"), was owned by the Company, had no independent operations and its assets consisted solely of the $109.8 million in aggregate principal amount of 8 3/4% Convertible Debentures due 2016 of the Company and Golden Books Publishing Company, Inc. ("Golden Books Publishing") (see Note D). On the Effective Date of the Amended Joint Plan of Reorganization, The TOPrS obligations were discharged and, accordingly, the results of the Trust are not required to be presented in the Successor Company's financial statements.

NOTE B-Recent Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is required to be adopted in fiscal years beginning after June 15, 2000. This statement is not expected to affect the Company as the Company currently does not engage or plan to engage in derivative instruments or hedging activities.

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Regognition In Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101, no later than the fourth quarter of 2000. The Company is currently evaluating the impact of adopting SAB 101 but the Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

      In March 2000, the FASB issued Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation" ("FIN No. 44") which provides guidance for applying APB Opinion No. 25. "Accounting For Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company does not believe that the implementation of FIN No. 44 will have a significant effect on its results of operations.

NOTE C - Inventories

Inventories consisted of the following (in thousands)

                                                     June 24,      December 25,
                                                      2000             1999
                                                      ----             ----
                                                   (unaudited)
Raw materials                                        $   762         $   250
Work-in-progress                                         504             819
Finished goods                                        23,793          22,920
Film library                                           2,180           2,180
                                                     -------         -------
                                                     $27,239         $26,169
                                                     =======         =======

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

NOTE D - Preferred Securities

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

                                                   Predecessor
                                                     Company
                                                  June 26, 1999
                                                  -------------
                                                   (unaudited)
Current                                             $ 89,244
Noncurrent assets                                    121,243
                                                    --------
     Total assets                                   $210,487
                                                    ========

                                                   Predecessor
                                                     Company
                                                  June 26, 1999
                                                  -------------
                                                   (unaudited)
Current liabilities                                 $ 197,394
Noncurrent liabilities                                 51,336
Liabilities subject to compromise                     288,706
                                                    ---------
     Total liabilities                                537,436
Stockholders' deficit                                (326,949)
                                                    ---------
     Total Liabilities and Stockholders' Deficit    $ 210,487
                                                    =========

                                                    Three Months   Six  Months
                                                    Ended          Ended
                                                    June 26, 1999  June 26, 1999
                                                    -------------  -------------
                                                    (unaudited)    (unaudited)
Revenues                                            $ 31,855       $ 66,624
Gross profit                                           9,916         20,178
Loss before interest expense, interest income,
  reorganization items and provision
  for income taxes                                    (6,001)        (9,092)
Reorganization items                                  (2,205)        (5,351)
                                                    -----------------------
Net loss                                            $(11,230)      $(25,147)
                                                    ========       ========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

NOTE D - Preferred Securities (continued)

On the Effective Date of the Amended Joint Plan of Reorganization, the TOPrS were converted into 50% of the Successor Company's common stock issued post recapitalization, prior to dilution (5,000,000 shares).

NOTE E - Loss Per Basic and Dilutive Common Share

Loss per basic and dilutive common share was computed as follows (in thousands except for per share data):

                                          Successor   | Predecessor   Successor  | Predecessor
                                           Company    |   Company      Company   |   Company
                                         Three Months | Three Months  Six Months | Six Months
                                            Ended     |    Ended        Ended    |    Ended
                                           June 24,   |   June 26,     June 24,  |   June 26,
                                             2000     |     1999         2000    |     1999
                                             ----     |     ----         ----    |     ----
                                                      |                          |
                                                      |                          |
Net loss                                  $ (7,691)   |  $ (8,600)    $(11,974)  |  $(19,896)
Preferred dividend requirements                 --    |        --           --   |    (1,252)
                                          --------    |  --------     --------   |  --------
Loss applicable to basic and dilutive                 |                          |
  common stock                            $ (7,691)   |  $ (8,600)    $(11,974)  |  $(21,148)
                                          ========    |  ========     ========   |  ========
Weighted average basic and dilutive                   |                          |
  common shares outstanding                 10,234    |    28,299       10,234   |    28,233
                                          --------    |  --------     --------   |  --------
Loss per basic and dilutive common                    |                          |
  share                                   $  (0.75)   |  $  (0.30)    $  (1.17)  |  $  (0.75)
                                          ========    |  ========     ========   |  ========

NOTE F - Contingencies

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

On October 2, 1996, the Company received notice from the City Attorney of Kalamazoo, Michigan that Beach Products, a division of Penn, will be asked to participate in the remediation of the Cork Street Landfill site located in Kalamazoo which was allegedly used by Beach Products. In April 2000, the Company settled with the City of Kalamazoo and other plaintiffs wherein the Company paid approximately $58,000 in return for a full release of claims, except for natural resource damage claims and certain other claims. Currently, no such claims have been made.

On November 14, 1996, the Michigan Department of Environmental Quality requested that corrective actions be taken at the Company's former Fulford Street Property site located in Kalamazoo, Michigan as a result of the discovery on November 8,

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

NOTE F Contingencies (continued)

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

At the Hunt's Landfill site in Racine County, Wisconsin, the Company's liability pursuant to the terms of a consent decree is limited to approximately 4% of the total remedial costs. Although the last phase of remediation activities was completed in 1996, the Company and the other PRPs are obligated to fund the operation and maintenance of the site for the next 20-30 years. The current estimate of the total costs of such operation and maintenance is approximately $5.0 million. In accordance with the consent decree, the Company has established a reserve for its share of the probable clean-up costs.

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

Live Entertainment, Inc. (Artisan Entertainment, Inc.) filed an action in December 1998 in the California Superior Court against the Company to recover damages in excess of $2.3 million as a result of the Company allegedly breaching certain of its obligations under a licensing agreement. The Company reached a settlement with Live Entertainment, Inc. pursuant to which it paid approximately $1.5 million in settlement and dismissal of the action.

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

In consideration of the aforementioned matters, the Successor Company has recorded accruals in the "deferred compensation and other deferred liabilities" account of approximately $7.0 million in the consolidated balance sheet at June 24, 2000.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

While it is not feasible to predict or determine the outcomes of these aforementioned proceedings, it is the opinion of management that they maintain adequate reserves in the consolidated balance sheet at June 24, 2000.

The Successor Company and its subsidiaries are parties to certain other legal proceedings which are incidental to their ordinary business, none of which the Successor Company believes are material to the Successor Company and its subsidiaries taken together as a whole.

NOTE G - Industry Segments

The Company currently has two operating segments which it operates primarily through its principle operating subsidiary Golden Books Publishing Company,
Inc.: Consumer Products and Entertainment. The Company previously maintained a third segment (Commercial Products) until its sale in November 1999. The Company's Consumer Products segment is engaged in the creation, publication, printing and marketing of story and picture books, coloring books and other activity books, interactive electronic books and games, and products for children as well as multimedia "entertainment" products. The Company's foreign operations included within the Consumer Products segment consists of a sales subsidiary in Canada and a small sales branch in the United Kingdom. The Consumer Products segment included the Company's adult publishing division until its sale in April 1999.

The Entertainment segment includes the Company's extensive library of character-based family entertainment properties. The Entertainment segment's library is comprised of copyrights, distribution rights, trademarks or licenses relating to characters, television programs and motion pictures, both animation and live action, and includes individual specials and multiple episode series.

The Commercial Products segment provided printing and other services to third parties until the sale of the Company's manufacturing facility in November 1999.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

NOTE G - Industry Segments (continued)

The Company evaluates performance based on several factors, of which the primary measure is operating segment earnings before interest expense net, taxes, depreciation and amortization ("EBITDA").

Information by industry segment is set forth below (in millions):

                                          Successor   | Predecessor    Successor  | Predecessor
                                           Company    |   Company       Company   |   Company
                                         Three Months | Three Months   Six Months |  Six Months
                                            Ended     |    Ended         Ended    |    Ended
                                           June 24,   |   June 26,      June 24,  |   June 26,
                                             2000     |     1999          2000    |     1999
                                             ----     |     ----          ----    |     ----
                                                      |                           |
Revenues:                                             |                           |
   Consumer Products                        $28.9     |    $21.8         $60.9    |    $50.7
   Entertainment                              3.8     |      8.4           8.1    |     12.3
   Commercial Products                         --     |      1.6            --    |      3.6
                                            -----     |    -----         -----    |    -----
                       Total Revenues       $32.7     |    $31.8         $69.0    |    $66.6
                                            =====     |    =====         =====    |    =====
Gross Profit:                                         |                           |
   Consumer Products                        $12.2     |    $ 4.4         $26.3    |    $12.7
   Entertainment                              3.4     |      5.5           5.5    |      7.5
                                            -----     |    -----         -----    |    -----
                   Total Gross Profit       $15.6     |    $ 9.9         $31.8    |    $20.2
                                            =====     |    =====         =====    |    =====
                                                      |                           |
EBITDA                                                |                           |
   Gross profit                             $15.6     |    $ 9.9         $31.8    |    $20.2
   SG&A                                     (19.5)    |    (18.0)        (37.2)   |    (34.8)
   Gains on sales of assets                    --     |      2.0            --    |      5.4
   Reorganization items                        --     |     (2.2)           --    |     (5.3)
                                            -----     |    -----         -----    |    -----
   Operating loss                            (3.9)    |     (8.3)         (5.4)   |    (14.5)
   Depreciation and amortization              3.4     |      3.3           7.0    |      6.8
                                            -----     |    -----         -----    |    -----
                         Total EBITDA       $(0.5)    |    $(5.0)        $ 1.6    |    $(7.7)
                                            =====     |    =====         =====    |    =====
                                                      |                           |
Depreciation and Amortization:                        |                           |
   Consumer Products                        $ 2.5     |    $ 2.1         $ 5.3    |    $ 4.2
   Entertainment                              0.9     |      1.1           1.7    |      2.4
   Commercial Products                         --     |      0.1            --    |      0.2
                                            -----     |    -----         -----    |    -----
               Total Depreciation and                 |                           |
                         Amortization       $ 3.4     |    $ 3.3         $ 7.0    |    $ 6.8
                                            =====     |    =====         =====    |    =====

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

The operating performance of entertainment companies, such as the Company, is measured, in part, by their ability to generate EBITDA. Further, the Company uses EBITDA as the primary indicator of its operating performance and secondarily as a measure of liquidity. The Company defines "EBITDA" as earnings before interest expense net, taxes and depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principals ("GAAP"), the Company believes that the entertainment industry accepts EBITDA as a generally recognized measure of performance and analysts who report publicly on the performance of entertainment companies use EBITDA. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with GAAP. EBITDA, as the Company calculates it, may not be comparable to calculations of similarly titled measure presented by other companies.

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company at June 24, 2000 (Successor Company) and for the three and six month periods ended June 24, 2000 (Successor Company) and June 26, 1999 (Predecessor Company) and the related notes thereto.

Three months ended June 24, 2000 (Successor Company) compared to three months ended June 26, 1999 (Predecessor Company)

Revenues

Total revenues for the three months ended June 24, 2000 increased $0.9 million (3%) to $32.7 million compared to $31.8 million for the three months ended June 26, 1999.

Consumer Products revenues increased $7.1 million (33%) to $28.9 million for the three months ended June 24, 2000 compared to $21.8 million for the three months ended June 26, 1999. The increased revenue is due to increased revenues generated primarily by sales of Pokemon, Powerpuff Girls, Disney and Barbie licensed product through mass market retailers (Walmart, Target), other retailers (Barnes and Noble, Eckerd Drug) and international sales.

Entertainment revenues decreased $4.6 million (55%) to $3.8 million for the three months ended June 24, 2000 compared to $8.4 million for the three months ended June 26, 1999 due primarily to the timing of the execution of multi-year television licensing contracts. For the three months ended June 24, 2000, the Company recorded $2.3 million in television related revenues from a multi-year license agreement for the cable television rights for Frosty the Snowman and Rudolph the Red Nosed Reindeer as compared to $6.0 million in television related revenues for the three months ended June 26, 1999 generated by a multi-year license agreement for the more lucrative broadcast television rights. The decrease in television revenues were partially offset by increased merchandise licensing revenue.

Commercial Products revenues were $1.6 million for the three months ended June 26, 1999. The Company ceased operations of its Commercial Products segment after the sale of its manufacturing facility in November 1999.

Gross Profit

Total gross profit increased $5.7 million to $15.6 million for the three months ended June 24, 2000 from $9.9 million for the three months ended June 26, 1999. As a percentage of revenues, total gross profit margin increased to 48% for the three months ended June 24, 2000 from 31% for the three months ended June 26, 1999. The increase was attributable to improved gross profit margins in the Consumer Products Segment offset by decreased gross profit in the Entertainment Segment as described below.

Consumer Products gross profit increased $7.8 million to $12.2 million for the three months ended June 24, 2000, compared to $4.4 million for the three months ended June 26, 1999. As a percentage of revenues, Consumer Products gross profit margin increased to 42% for the three months ended June 24, 2000 from 20% for the three months ended June 26, 1999. The improvement in gross profit margin was primarily attributable to increased revenues and a change in the product mix toward more profitable formats including the new Pokemon formats and reduced manufacturing costs (primarily as a result of the sale of the manufacturing facility in November 1999), distribution costs and pre-production costs.

Entertainment gross profit decreased $2.1 million to $3.4 million for the three months ended June 24, 2000 compared to $5.5 million for the three months ended June 26, 1999. The decrease in gross profit is related to lower revenues, as discussed above, partially offset by lower royalty costs related to television licensing and lower direct costs related to the Home Video business due in part to the favorable settlement of a distributor dispute.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.5 million to $19.5 million for the three months ended June 24, 2000 compared to $18.0 million for the three months ended June 26, 1999. The increase is due primarily to increased amortization expense related to new intangible assets and excess reorganizational value established upon the Company's consummation of its Amended Joint Plan of Reorganization and under the requirements of SOP 90-7.

Reorganization Items

Reorganization items related to the Chapter 11 proceedings of $2.2 million during the three months ended June 26, 1999 includes $1.8 million in professional fees and $0.4 million in financing costs primarily related to the Predeccessor Company's DIP Loan.

Interest Expense, Net

Interest expense, net for the three months June 24, 2000 was $3.7 million. Interest expense recorded during the three months ended June 24, 2000 related to the Company's Revolving Credit and Term Loan Agreement and Senior Secured Notes. Interest expense, net for the three months ended June 26, 1999 was $0.3 million. During the three months ended June 26, 1999 the Predecessor Company stopped recording interest expense relating to its then outstanding debt facilities effective February 27, 1999 in accordance with the requirements of SOP 90-7.

Income Tax

At December 25, 1999, the Company had approximately $203.0 million of net operating loss carryforwards for Federal income tax purposes which are subject to certain limitation-on-utilization rules (as defined in Internal Revenue Code
Section 382). The Company incurred an additional taxable loss of approximately $7.7 million for the three months ended June 24, 2000. Due to the uncertainty of generating future taxable income, management believes it is appropriate to reserve the deferred tax asset. Accordingly, there is no provision for income taxes for the three months ended June 24, 2000.

The provision for income taxes was $35,000 for the three months ended June 26, 1999.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA increased $4.5 million to $(0.5) million for the three months ended June 24, 2000, compared to $(5.0) for the three months ended June 26, 1999. The increase is due primarily to improved gross profit resulting from increased revenues and lower cost of sales attributable to a change in product mix toward more profitable products and reduced manufacturing costs (primarily as a result of the sale of the manufacturing facility in November 1999), distribution costs and pre-production costs.

Net Loss

The net loss for the three months ended June 24, 2000 was $(7.7) million, or $(0.75) per basic and dilutive common share, compared to a net loss of $(8.6) million, or $(0.30) per basic and dilutive common share, for the three months ended June 26, 1999. The decrease in net loss is attributable to the factors described above.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

Six months ended June 24, 2000 (Successor Company) compared to six months ended June 26, 1999 (Predecessor Company)

Revenues

Total revenues for the six months ended June 24, 2000 increased $2.4 million (4%) to $69.0 million compared to $66.6 million for the three months ended June 26, 1999. Revenues from ongoing operations for the six months ended June 24, 2000 increased $9.2 million (15%) to $69.0 million compared to $59.8 million for the six months ended June 26, 1999. The six months ended June 26, 1999 also included combined revenues of $6.8 million from the Adult publishing business and the Commercial Products segment, such businesses were sold in 1999.

Consumer Products revenues increased $10.2 million (20%) to $60.9 million for the six months ended June 24, 2000 compared to $50.7 million for the six months ended June 26, 1999. The increase in revenue was due to a $13.4 million increase primarily related to sales of Pokemon, Powerpuff Girls, Disney and Barbie licensed product through mass market retailers (Walmart, Target, K-Mart), other retailers (Eckerd Drug, Barnes and Noble) and international sales which was partially offset by a $3.2 million decline in revenue related to the Adult Publishing business which was sold in April 1999.

Entertainment revenues decreased $4.2 million (34%) to $8.1 million for the six months ended June 24, 2000 compared to $12.3 million for the six months ended June 26, 1999 due primarily to the timing of the execution of multi-year television licensing contracts. For the six months ended June 24, 2000, the Company recorded $2.3 million in television related revenues from a multi-year license agreement for the cable television rights for Frosty the Snowman and Rudolph the Red Nosed Reindeer as compared to $6.0 million in television related revenues for the six months ended June 26, 1999 generated by a multi-year license agreement for the more lucrative broadcast television rights. The decrease in television revenues were partially offset by increased merchandise licensing revenue.

Commercial Products revenues were $3.6 million for the six months ended June 26, 1999. The Company ceased operations of its Commercial Products segment after the sale of its manufacturing facility in November 1999.

Gross Profit

Total gross profit increased $11.6 million to $31.8 million for the six months ended June 24, 2000 from $20.2 million for the six months ended June 26, 1999. As a percentage of revenues, total gross profit margin increased to 46% for the six months ended June 24, 2000 from 30% for the six months ended June 26, 1999. The increase was attributable to improved gross profit margins in the Consumer Products Segment offset by decreased gross profit in the Entertainment Segment as described below.

Consumer Products gross profit increased $13.6 million to $26.3 million for the six months ended June 24, 2000, compared to $12.7 million for the six months ended June 26, 1999. As a percentage of revenues, Consumer Products gross profit margin increased to 43% for the six months ended June 24, 2000 from 25% for the six months ended June 26, 1999. The improvement in gross profit margin was primarily attributable to a change in the product mix toward more profitable formats including the new Pokemon formats and reduced manufacturing costs (primarily as a result of the sale of the manufacturing facility in November
1999), distribution costs and pre-production costs.

Entertainment gross profit decreased $2.0 million to $5.5 million for the six months ended June 24, 2000 compared to $7.5 million for the six months ended June 26, 1999. The decrease in gross profit is related to lower revenues, as discussed above, partially offset by lower royalty costs related to television licensing and lower direct costs related to the Home Video business due in part to the favorable settlement of a distributor dispute.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.4 million to $37.2 million for the six months ended June 24, 2000 compared to $34.8 million for the six months ended June 26, 1999 The increase is due primarily to increased amortization expense related to new intangible assets and excess reorganizational value established upon the Company's consummation of its Amended Joint Plan of Reorganization and under the requirements of SOP 90-7.

Reorganization Items

Reorganization items related to the Chapter 11 proceedings of $5.4 million during the six months ended June 26, 1999 includes $3.8 million in professional fees and $1.6 million in financing costs primarily related to the Predecessor Company's DIP Loan.

Interest Expense, Net

Interest expense, net for the six months June 24, 2000 was $6.6 million. Interest expense, net recorded during the six months ended June 24, 2000 related to the Company's Revolving Credit and Term Loan Agreement and Senior Secured Notes. Interest expense, net for the six months ended June 26, 1999 was $3.2 million (including the distributions on the guaranteed preferred beneficial interest in the Company's and Golden Books Publishing's Convertible Debentures). During the six months ended June 26, 1999 the Predecessor Company stopped recording interest expense relating to its then outstanding debt facilities effective February 27, 1999 in accordance with the requirements of SOP 90-7.

Income Tax

At December 25, 1999, the Company had approximately $203.0 million of net operating loss carryforwards for Federal income tax purposes which are subject to certain limitation-on-utilization rules (as defined in Internal Revenue Code
Section 382). The Company incurred an additional taxable loss of approximately $12.0 million for the six months ended June 24, 2000. Due to the uncertainty of generating future taxable income, management believes it is appropriate to reserve the deferred tax asset. Accordingly, there is no provision for income taxes for the six months ended June 24, 2000.

The provision for income taxes was $0.6 million for the six months ended June 26, 1999 and related primarily to gains recognized on certain asset dispositions in Canada, where the Company files separate tax returns.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA increased $9.3 million to $1.6 million for the six months ended June 24, 2000, compared to $(7.7) for the six months ended June 26, 1999. The increase is due primarily to improved gross profit resulting from increased revenues and lower cost of sales attributable to a change in product mix toward more profitable products and reduced manufacturing costs (primarily as a result of the sale of the manufacturing facility in November 1999), distribution costs and pre-production costs.

Net Loss

The net loss for the six months ended June 24, 2000 was $(12.0) million, or $(1.17) per basic and dilutive common share, compared to a net loss of $(19.9) million, or $(0.75) per basic and dilutive common share, for the six months ended June 26, 1999. The decrease in net loss is attributable to the factors described above.

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

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

Upon the consummation of the Amended Joint Plan of Reorganization, the Successor Company entered into a revolving credit and term loan agreement consisting of a revolving credit facility of up to $50.0 million and a term loan in the amount of $10.0 million (the "Revolving Credit and Term Loan Agreement"). The revolving portion of the Revolving Credit and Term Loan Agreement in the amount of $50.0 million matures on December 31, 2002 together with all accrued and unpaid interest thereon. The term loan portion of the Revolving Credit and Term Loan Agreement in the amount of $10.0 million is payable in installments by the Successor Company over its three year term with all remaining principal together with all accrued and unpaid interest thereon due in full on December 31, 2002. Interest on the Revolving Credit and Term Loan Agreement is recorded a rate equal to Prime rate plus 1.25% for the revolving credit portion and at a rate equal to Prime rate plus 1.75% for the term loan portion and is payable monthly in arrears on the first day of each month.

The Revolving Credit and Term Loan Agreement requires the Successor Company to maintain compliance with certain financial and non-financial covenants, including minimum EBITDA and limitations on: (i) dividends, distributions and prepayment, (ii) incurences of additional indebtedness and (iii) capital expenditures (all as defined in the Revolving Credit and Term Loan Agreement), among others. The minimum EBITDA covenant requires the achievement of approximately $1.0 million in EBITDA for Fiscal 2000. While the Company's budget projects EBITDA in excess of this amount, the Company has not achieved this level of EBITDA in recent years. The Successor Company has approximately $10.9 million of the revolving credit portion and $6.8 million of the term loan portion outstanding, respectively, under the Revolving Credit and Term Loan Agreement as of June 24, 2000. At July 29, 2000, the Successor Company had available additional borrowings of $12.4 million under the revolving credit portion of the Revolving Credit and Term Loan Agreement.

Upon consummation of the Amended Joint Plan of Reorganization, the Successor Company entered into an indenture agreement (the "Indenture") governing the terms of the senior secured notes in the principal amount of $87.0 million (the "Senior Secured Notes") due in full on December 31, 2004 together with all accrued and unpaid interest thereon. Interest at the rate of 10.75% per annum commencing January 1, 2000 is payable semi-annually on June 30th and December 31st of each year of the term of the Senior Secured Notes. Interest may be paid in the form of additional Senior Secured Notes at a rate of 14.25% per annum in lieu of cash at the Successor Company's option for all interest payments due on or prior to December 31, 2002, with interest due thereafter payable only in cash. Prior to maturity, the Senior Notes shall be mandatorily redeemed in part in a principal amount equal to $8.3 million on each of June 30, 2003, December 31, 2003 and June 30, 2004. The Senior Secured Notes are secured by the existing collateral which had been granted to the holders of the Predecessor Company's senior notes as well as certain additional collateral. The Indenture requires the Successor Company to maintain compliance with certain financial and non-financial covenants, including minimum EBITDA and limitations on: (i) restricted payments, (ii) incurences of additional indebtedness and (iii) capital expenditures (all as defined in the Indenture), among others. The Successor Company has outstanding $93.0 million in Senior Secured Notes as of June 24, 2000, including approximately $6.0 million in interest expense paid in the form of additional Senior Secured Notes.

At June 24, 2000, the Company was in compliance with all covenants related to the Revolving Credit and Term Loan Agreement and the Senior Secured Notes.

In accordance with the Amended Joint Plan of Reorganization, the Company is in the process of paying remaining pre-petition trade creditors with undisputed claims all amounts due with interest at 4.25% and working to resolve all disputed claims of pre-petition trade creditors in the Bankruptcy Court.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

Cash flow for the six months ended June 24, 2000 utilized cash of approximately $3.8 million compared to cash utilized of approximately $7.2 million for the six months ended June 24, 1999.

The Company had cash provided by operations of $1.5 million for the six months ended June 24, 2000, compared to cash used in operations of $4.6 million for the six months ended June 26, 1999. The improvement in cash flow from operations is primarily attributable to the Company's reduction in operating loss and an increase in accounts receivable collections, offset by increased inventory balances and decreased accounts payable, accrued royalties and accrued liability balances related to payments made to vendors.

Cash used in investing activities for the six months ended June 24, 2000 was $0.7 million compared to cash provided by investing activities of $11.4 million for the six months ended June 26, 1999. Acquisitions of property, plant and equipment were approximately $0.7 million during the six months ended June 24, 2000, as compared to approximately $1.2 million during the six months ended June 26, 1999. Additions to the Company's film library were approximately $0.6 million during the six months ended June 26, 1999. During the six months ended June 26, 1999, the Company received proceeds from the sale of assets of approximately $11.5 million.

Cash used in financing activities was $4.5 million for the six months ended June 24, 2000, as compared to $14.1 million for the six months ended June 26, 1999. The Company used cash in financing activities of $4.5 million, net of additional borrowings, for the six months ended June 24, 2000 to repay amounts outstanding under its Revolving Credit and Term Loan Agreement. The Company used cash in financing activities of $21.6 million to repay its then outstanding pre-bankruptcy credit facility, had cash provided by financing activities of $10.0 million from borrowings under its DIP loan facility and repaid $2.5 million of its borrowings under its DIP loan facility.

Working capital deficiency of the Company at June 24, 2000 was approximately $(4.4) million compared to working capital deficiency of approximately $(3.2) million at December 25, 1999. The increase in working capital deficiency is primarily attributable lower accounts receivable balances due to cash collections and lower cash balances due to payments made to vendors offset by lower accounts payable balances and accrued expense balances due to payments made to vendors and lower borrowings under the Revolving and Term Loan Agreement.

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

On March 21, 2000, the Company announced that the Amended Disney License Agreement would not be renewed and will thus expire on December 31, 2000 (the "Expiration Date"). In accordance with the rights and obligations of the Company under the Amended Disney License Agreement, commencing on the Expiration Date, the Company will have a 13 month period, expiring on January 31, 2002 (the "Sell-off Period") in which it can continue to sell Disney licensed product manufactured by the Company until the Expiration Date. Until the Amended Disney License Agreement expires, all rights and obligations of the Company are to remain in effect and the Company is obligated to continue to honor all terms of the Amended Disney License Agreement through the Sell-off Period. In Fiscal 1999, the sales of Disney licensed product accounted for slightly less than 20% of the Company's net sales. While Disney revenue represents a significant portion of overall revenues, the Company believes the termination of the Amended Disney License Agreement will enable it to continue its change toward more profitable product. To date, the Company has not and does not expect to experience a negative impact in Fiscal 2000 as a result of the expiration of the Amended Disney License Agreement. While the Company is currently evaluating the long-term impact of the expiration of the Amended Disney License Agreement, the Company believes that anticipated lost revenues due to the expiration of this agreement can be mitigated over time from increased revenues generated from other licensed products as well as increased sales of proprietary product.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

The Company maintains a printing services agreement which it entered into upon the sale of its manufacturing facility which terminates at the end of December 2004. Under the printing services agreement, the Company is obligated to purchase a substantial portion of the Company's existing product from the buyer and maintain certain minimum purchase levels.

The Company is required to meet minimum contractual payments in effect at June 24, 2000 of approximately $40.0 million in Fiscal 2000 and $28.8 million in Fiscal 2001. Of the payments due in Fiscal 2000 and Fiscal 2001, a significant portion is comprised of two obligations (i) the minimum purchase levels under the printing services agreement and (ii) the minimum royalty guarantees under the Amended Disney License Agreement. The Company believes that its cash on hand, cashflows from operations and borrowing availability under the revolving portion of the Company's Revolving and Term Loan Agreement will be sufficient to satisfy existing commitments and plans, including those described above. However, there can be no assurance that the Company will be able to make planned borrowings, that the Company's business will generate sufficient cash from operations, or that future borrowings will be available in an amount to enable the Company to service its debt and to make necessary capital or other expenditures.

Seasonality

The Company has historically experienced significant fluctuations in quarterly operating results. The children's publishing business in general is seasonal and depends to a significant extent on the Christmas selling season, generally resulting in a disproportionately higher percentage of revenues in the Company's third and fourth fiscal quarter. The Company's quarterly operating results also will fluctuate based on the timing of the introduction of products that utilize licensed characters, which, in the case of characters appearing in movies, will be dependent upon the period in which costs and expenses attributable to the development and introduction of such products are incurred.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      See Note F

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

Exhibit Number   Description
--------------   -----------

27.1             Financial Data Schedule

                 (b)  Reports on Form 8-K:
                      None

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                        GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.


August 8, 2000                          /s/ Richard E. Snyder
                                        ----------------------------------------
                                        Richard E. Snyder
                                        Chairman of the Board and
                                        Chief Executive Officer


August 8, 2000                          /s/ Colin Finkelstein
                                        ----------------------------------------
                                        Colin Finkelstein
                                        Chief Financial Officer
                                        Principal financial and accounting
                                         officer