Form 10-Q
period 2000-09-23
GOLDEN BOOKS FAMILY ENTERTAINMENT INC
filed 2000-11-07
CIK 790706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 23, 2000

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

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|        No |_|

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes |X|        No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.01 per share: 10,233,889 shares outstanding as of November 3, 2000.

                     GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets--September 23, 2000 (Unaudited)
             and December 25, 1999                                            3

         Consolidated Statements of Operations and Comprehensive Loss
             (Unaudited)-- for the three months ended September 23, 2000 (Successor Company) and September 25, 1999
             (Predecessor Company)                                            5

         Consolidated Statements of Operations and Comprehensive Loss
             (Unaudited)-- for the nine months ended September 23, 2000 (Successor Company) and September 25, 1999
             (Predecessor Company)                                            6

         Consolidated Statements of Cash Flows (Unaudited)-- for the
             nine months ended September 23, 2000 (Successor Company)
             and September 25, 1999 (Predecessor Company)                     7

         Notes to Consolidated Financial Statements  (Unaudited)              9

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          22

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   23

Item 6.  Exhibits and reports on Form 8-K                                    23

SIGNATURES                                                                   24

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

--------------------------------------------------------------------------------

ASSETS

                                                                 September 23,  December 25,
                                                                     2000          1999
                                                                   --------      --------
                                                                 (unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                       $  3,365      $  6,544
   Accounts receivable, net                                          25,710        54,089
   Inventories                                                       25,656        26,169
   Royalty advances                                                   3,149         3,264
   Other current assets                                               4,304         6,859
                                                                   --------      --------
   Total current assets                                              62,184        96,925
                                                                   --------      --------

OTHER ASSETS
   Accounts receivable -- long term                                   6,287         3,346
   Other noncurrent assets                                           12,987        14,822
                                                                   --------      --------
   Total other assets                                                19,274        18,168
                                                                   --------      --------

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation and amortization of $2,959 at September 23, 2000     16,151        17,522

EXCESS REORGANIZATION VALUE, net of accumulated
   amortization of $2,615 at September 23, 2000                      32,248        34,863

OTHER INTANIGBLE ASSETS, net of accumulated amortization
   of $4,906 at  September 23, 2000                                 117,614       122,520
                                                                   --------      --------
TOTAL ASSETS
                                                                   $247,471      $289,998
                                                                   ========      ========

                            See Notes to Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

(In Thousands, Except Share Data)
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                September 23,   December 25,
                                                                    2000           1999
                                                                  ---------      --------
                                                                 (unaudited)
CURRENT LIABILITIES
    Accounts payable                                              $  13,377      $ 28,591
    Accrued compensation and fringe benefits                          6,572         6,790
    Revolving credit and term loan agreement                         20,691        15,384
    Other current liabilities                                        28,920        49,345
                                                                  ---------      --------
    Total current liabilities                                        69,560       100,110
                                                                  ---------      --------

NONCURRENT LIABILITIES
    Revolving credit and term loan agreement                          6,750         6,750
    Senior secured notes                                             96,264        87,000
    Accumulated post-retirement benefit obligation                   29,475        30,806
    Deferred compensation and other deferred liabilities             13,421        15,582
                                                                  ---------      --------
    Total noncurrent liabilities                                    145,910       140,138
                                                                  ---------      --------

STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value, 30,000,000 shares authorized,         102           102
       10,233,889 shares issued and outstanding as of
       September 23, 2000 and December 25, 1999
    Additional paid in capital                                       50,131        50,131
    Accumulated deficit                                             (17,807)           --
    Accumulated other comprehensive loss                                (62)           --
                                                                  ---------      --------
                                                                     32,364        50,233
    Less: Unearned compensation on restricted stock                     363           483
                                                                  ---------      --------
    Total common stockholders' equity                                32,001        49,750
                                                                  ---------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 247,471      $289,998
                                                                  =========      ========

                            See Notes to Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except for Per Share Data)
--------------------------------------------------------------------------------

                                                         Successor    | Predecessor
                                                           Company    |   Company
                                                        Three Months  | Three Months
                                                            Ended     |    Ended
                                                        September 23, | September 25,
                                                             2000     |     1999
                                                         -----------  | -----------
                                                         (unaudited)  | (unaudited)
                                                                      |
REVENUES                                                   $ 34,105   |   $ 42,445
                                                           --------   |   --------
COSTS AND EXPENSES:                                                   |
    Cost of sales                                            18,840   |     27,143
    Selling, general and administrative                      17,246   |     18,220
                                                           --------   |   --------
    Total costs and expenses                                 36,086   |     45,363
                                                           --------   |   --------
                                                                      |
LOSS BEFORE REORGANIZATION ITEMS, DISTRIBUTIONS ON                    |
    GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE                  |
    COMPANY'S AND GOLDEN BOOKS PUBLISHING COMPANY,                    |
    INC.'S CONVERTIBLE DEBENTURES, INTEREST EXPENSE,                  |
    NET AND PROVISION FOR INCOME TAXES                       (1,981)  |     (2,918)
                                                                      |
REORGANIZATION ITEMS                                             --   |      5,922
                                                                      |
DISTRIBUTIONS ON GUARANTEED PREFERRED BENEFICIAL                      |
    INTERESTS IN THE COMPANY'S AND GOLDEN BOOKS                       |
    PUBLISHING COMPANY, INC.'S CONVERTIBLE DEBENTURES                 |
    (Contractual distributions of $2,402 for the                      |
    three months ended September 25, 1999)                       --   |         --
                                                                      |
INTEREST EXPENSE, NET (Contractual interest expense                   |
of $3,509 for the three months ended September 25, 1999)      3,852   |        416
                                                           --------   |   --------
LOSS BEFORE PROVISION FOR INCOME TAXES                       (5,833)  |     (9,256)
                                                                      |
PROVISION FOR INCOME TAXES                                       --   |        140
                                                           --------   |   --------
NET LOSS                                                     (5,833)  |     (9,396)
                                                                      |
OTHER COMPREHENSIVE (LOSS) INCOME:                                    |
    FOREIGN CURRENCY TRANSLATION                                (28)  |         33
                                                           --------   |   --------
COMPREHENSIVE LOSS                                         $ (5,861)  |   $ (9,363)
                                                           ========   |   ========
                                                                      |
NET LOSS PER BASIC AND DILUTIVE COMMON SHARE               $  (0.57)  |   $  (0.33)
                                                           ========   |   ========

                            See Notes to Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except for Per Share Data)
--------------------------------------------------------------------------------

                                                                            Successor    | Predecessor
                                                                              Company    |   Company
                                                                           Nine Months   | Nine Months
                                                                               Ended     |    Ended
                                                                           September 23, | September 25,
                                                                                2000     |     1999
                                                                            -----------  | -----------
                                                                            (unaudited)  | (unaudited)
                                                                                         |
REVENUES                                                                      $ 103,062  |  $ 109,069
                                                                              ---------  |  ---------
COSTS AND EXPENSES:                                                                      |
      Cost of sales                                                              55,999  |     73,589
      Selling, general and administrative                                        54,426  |     52,972
      Gains on sales of assets                                                       --  |     (5,391)
                                                                              ---------  |  ---------
      Total costs and expenses                                                  110,425  |    121,170
                                                                              ---------  |  ---------
                                                                                         |
LOSS BEFORE REORGANIZATION ITEMS, DISTRIBUTIONS ON GUARANTEED PREFERRED                  |
      BENEFICIAL INTERESTS IN THE COMPANY'S AND GOLDEN BOOKS PUBLISHING                  |
      COMPANY, INC.'S CONVERTIBLE DEBENTURES, INTEREST EXPENSE, NET AND                  |
      PROVISION FOR INCOME TAXES                                                 (7,363) |    (12,101)
                                                                                         |
REORGANIZATION ITEMS                                                                 --  |     11,273
                                                                                         |
DISTRIBUTIONS ON GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE COMPANY'S              |
      AND GOLDEN BOOKS PUBLISHING COMPANY, INC.'S CONVERTIBLE DEBENTURES                 |
      (Contractual distributions of $7,265 for the nine months ended                 --  |      1,628
      September 25, 1999)                                                                |
                                                                                         |
INTEREST EXPENSE, NET (Contractual interest expense of $10,964 for                       |
the nine months ended September 25, 1999)                                        10,444  |      3,593
                                                                              ---------  |  ---------
LOSS BEFORE PROVISION FOR INCOME TAXES                                          (17,807) |    (28,595)
                                                                                         |
PROVISION FOR INCOME TAXES                                                           --  |        697
                                                                              ---------  |  ---------
NET LOSS                                                                        (17,807) |    (29,292)
                                                                                         |
OTHER COMPREHENSIVE (LOSS) INCOME:                                                       |
      FOREIGN CURRENCY TRANSLATION                                                  (62) |        175
                                                                              ---------  |  ---------
COMPREHENSIVE LOSS                                                            $ (17,869) |  $ (29,117)
                                                                              =========  |  =========
                                                                                         |
NET LOSS PER BASIC AND DILUTIVE COMMON SHARE                                  $   (1.74) |  $   (1.08)
                                                                              =========  |  =========

                            See Notes to Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
--------------------------------------------------------------------------------

                                                                                  Successor    | Predecessor
                                                                                    Company    |   Company
                                                                                 Nine Months   | Nine Months
                                                                                     Ended     |    Ended
                                                                                 September 23, | September 25,
                                                                                      2000     |     1999
                                                                                  -----------  | -----------
                                                                                  (unaudited)  | (unaudited)
                                                                                               |
CASH FLOWS FROM OPERATING ACTIVITIES                                                           |
     Net loss                                                                      $(17,807)   | $(29,292)
     Adjustments to reconcile net loss to net cash used in operating activities:               |
     Depreciation and amortization                                                   10,445    |   10,363
     Non-cash interest expense                                                        9,414    |      337
     Reorganization items                                                                --    |   11,273
     Gains on sales of assets                                                            --    |   (5,391)
     Changes in assets and liabilities, net of disposals:                                      |
        Decrease (increase) in accounts receivable                                   25,438    |   (2,521)
        Decrease in inventories                                                         513    |    1,877
        Increase in royalty advances                                                 (4,652)   |   (4,051)
        Decrease (increase) in other current assets                                   2,604    |     (990)
        (Decrease) increase in accounts payable                                     (15,214)   |    4,512
        (Decrease) increase in accrued compensation and fringe benefits                (218)   |      945
        Other assets and liabilities                                                (17,435)   |    5,431
                                                                                   --------    | --------
                                                                                               |
     Net cash used in operating activities before                                              |
        Reorganization items                                                         (6,912)   |   (7,507)
                                                                                               |
     Reorganization items                                                                --    |  (11,273)
                                                                                   --------    | --------
     Net cash used in operating activities                                           (6,912)   |  (18,780)
                                                                                               |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                          |
     Acquisitions of property, plant and equipment                                   (1,512)   |   (1,790)
     Additions to film library                                                           --    |     (865)
     Proceeds from sales of assets                                                       --    |   11,462
     Deposits and other                                                                  --    |    1,876
                                                                                   --------    | --------
     Net cash (used in) provided by  investing activities                            (1,512)   |   10,683

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

(In Thousands)
--------------------------------------------------------------------------------

                                                                           Successor   | Predecessor
                                                                            Company    |   Company
                                                                              Nine     |     Nine
                                                                             Months    |    Months
                                                                             Ended     |    Ended
                                                                         September 23, | September 25,
                                                                              2000     |     1999
                                                                          -----------  | -----------
                                                                          (unaudited)  | (unaudited)
                                                                                       |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                  |
                                                                                       |
     Net borrowings under Revolving Credit and Term Loan Agreement            5,307    |        --
                                                                                       |
     Repayment of Revolving Credit Facility                                      --    |   (21,637)
     Borrowings under DIP loan                                                   --    |    21,363
     Repayments under DIP loan                                                   --    |    (2,500)
                                                                            -------    |  --------
     Net cash provided by (used in) financing activities                      5,307    |    (2,774)
                                                                                       |
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (62)   |       175
                                                                            -------    |  --------
                                                                                       |
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (3,179)   |   (10,696)
                                                                                       |
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                6,544    |    15,330
                                                                            -------    |  --------
                                                                                       |
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 3,365    |  $  4,634
                                                                            =======    |  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                                     |
     Cash paid during the period for:                                                  |
                                                                                       |
     Interest expense                                                       $ 1,995    |  $  1,330
                                                                            =======    |  ========
     Income taxes, net of refunds received                                  $    22    |  $    (55)
                                                                            =======    |  ========
     Non-cash activity:                                                                |
     Stock conversion on Guaranteed Preferred Beneficial Interests in the              |
       Company's and Golden Books Publishing Company, Inc.'s Convertible               |
       Debentures                                                                --    |  $  5,205
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

The Company's Golden Books Entertainment Group ("Golden Books Entertainment") consists of an extensive library of character-based family entertainment properties. The Golden Books Entertainment division's library consists of copyrights, distribution rights, trademarks and licenses relating to characters, television programs and motion pictures, both animation and live action, and includes individual specials and multiple episode series.

In February 1999, the Company reached an agreement with its major creditors pursuant to which its then existing long-term debt would be significantly reduced and its then existing trade obligations would be paid in full. In accordance with that agreement, the Registrant as well as Golden Books Publishing, Inc. and Golden Books Home Video, Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code"). Significant components of the Company's amended joint plan of reorganization (the "Amended Joint Plan of Reorganization") were approved by the Bankruptcy Court on December 22, 1999. On January 27, 2000, the Company formally emerged from protection under the Bankruptcy Code upon the consummation of the Amended Joint Plan of Reorganization. Because significant components of the Amended Joint Plan of Reorganization were approved by the Bankruptcy Court on December 22, 1999, the Company has applied the reorganization and fresh-start reporting adjustments as required by American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") to the consolidated balance sheet as of December 25, 1999 (the "Effective Date"). As used herein, "Successor Company" refers to Golden Books Family Entertainment, Inc. and subsidiaries from the Effective Date and "Predecessor Company" refers to Golden Books Family Entertainment, Inc. and subsidiaries prior to the Effective Date. A vertical black line has been drawn to separate the Successor Company's consolidated statements of operations and comprehensive loss and consolidated statements of cash flows from those of the Predecessor Company to signify that they are different reporting entities and have not been prepared on the same basis.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 23, 2000 (Successor Company) and the results of operations and cash flows for the three and nine month periods ended September 23, 2000 (Successor Company) and September 25, 1999 (Predecessor Company). These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company contained in the Company's Form 10-K for the year ended December 25, 1999.

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTE A - Nature of Business, Organization and Basis of Presentation (continued)

The results of Golden Books Financing Trust (the "Trust") are included in the Company's consolidated financial statements for the three and nine month periods ended September 25, 1999 (Predecessor Company). The Trust, which was the issuer of 8 3/4% Convertible Trust Originated Preferred Securities, referred to in the Company's consolidated financial statements as the Guaranteed Preferred Beneficial Interests in the Company's and Golden Books Publishing Company Inc.'s ("Golden Books Publishing") Convertible Debentures (the "TOPrS" or the "Preferred Securities"), was owned by the Company, had no independent operations and its assets consisted solely of the $109.8 million in aggregate principal amount of 8 3/4% Convertible Debentures due 2016 of the Company and Golden Books Publishing Company, Inc. (see Note D). On the Effective Date of the Amended Joint Plan of Reorganization, the TOPrS obligations were discharged and, accordingly, the results of the Trust are not required to be presented in the Successor Company's financial statements.

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

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition In Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101, no later than the fourth quarter of 2000. The Company is currently evaluating the impact of adopting SAB No. 101, but the Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

      In March 2000, the FASB issued Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation" ("FIN No. 44") which provides guidance for applying APB Opinion No. 25. "Accounting For Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The implementation of FIN No. 44 did not have a significant effect on the Company's results of operations.

NOTE C - Inventories

Inventories consisted of the following (in thousands)

                                                   September 23,    December 25,
                                                       2000             1999
                                                      -------          -------
                                                    (unaudited)
Raw materials                                         $ 1,163          $   250
Work-in-progress                                          660              819
Finished goods                                         21,653           22,920
Film library                                            2,180            2,180
                                                      -------          -------
                                                      $25,656          $26,169
                                                      =======          =======

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTE D - Preferred Securities

The Predecessor Company raised a total of $115.0 million through a private placement of Preferred Securities under Rule 144A under the Securities Act of 1933, as amended (the "Preferred Securities"). The Preferred Securities were issued by the Trust, a Delaware business trust-financing vehicle. The Predecessor Company owned all of the common securities of the Trust. The Preferred Securities paid quarterly distributions at an annual distribution rate of 8 3/4% (subject to deferral of interest payments on the Preferred Securities by the Predecessor Company and Golden Books Publishing), and were convertible at the option of their holders into Convertible Debentures, which were immediately convertible into Predecessor Company common stock at an initial conversion price of $13.00 per share. In January 1999, certain holders of the Preferred Securities converted $5.2 million worth of Preferred Securities for 400,003 shares of the Predecessor Company's common stock. The Convertible Debentures were due to mature on August 20, 2016.

On the Effective Date of the Amended Joint Plan of Reorganization, the Preferred Securities were converted into 50% of the Successor Company's common stock issued post recapitalization, prior to dilution (5,000,000 shares).

NOTE E - Loss Per Basic and Dilutive Common Share

Loss per basic and dilutive common share was computed as follows (in thousands except for per share data):

                                       Successor    | Predecessor      Successor    | Predecessor
                                        Company     |   Company         Company     |   Company
                                      Three Months  | Three Months    Nine Months   | Nine Months
                                         Ended      |    Ended           Ended      |    Ended
                                      September 23, | September 25,   September 23, | September 25,
                                          2000      |     1999            2000      |     1999
                                        --------    |   --------        --------    |   --------
                                                    |                               |
Net loss                                $ (5,833)   |   $ (9,396)       $(17,807)   |   $(29,292)
Preferred dividend requirements               --    |         --              --    |     (1,252)
                                        --------    |   --------        --------    |   --------
Loss applicable to basic and dilutive               |                               |
    common stock                        $ (5,833)   |   $ (9,396)       $(17,807)   |   $(30,544)
                                        ========    |   ========        ========    |   ========
Weighted average basic and dilutive                 |                               |
    common shares outstanding             10,234    |     28,299          10,234    |     28,255
                                        --------    |   --------        --------    |   --------
Loss per basic and dilutive common                  |                               |
    share                               $  (0.57)   |   $  (0.33)       $  (1.74)   |   $  (1.08)
                                        ========    |   ========        ========    |   ========

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

The Company and Penn Corporation ("Penn") have been informed by the United States Environmental Protection Agency (the "EPA") and/or state regulatory agencies that they may be potentially responsible parties ("PRPs") and face liabilities under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly known as "CERCLA" or "Superfund") and/or similar state laws. Although the Company divested Penn in December 1996, the Company has agreed to indemnify Peacock Papers, Inc. against certain of Penn's environmental liabilities, including the Fulford Street Property site discussed herein. In all cases except those described below, the Company has resolved its liability or is in the process of resolving its liability for amounts that are not material.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTE F Contingencies (continued)

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

In 1991 the EPA issued a unilateral administrative order (the "1991 Order") to the Company and four other PRPs, requiring the Company and the other PRPs to perform a remedial design and remedial action at the Hertel Landfill Superfund Site in Plattekill, New York. The Company did not agree to comply with the Order. The EPA subsequently sued the Company and other PRPs seeking recovery of its costs at this site. Various PRPs in the litigation brought claims for contribution against each other and the Company. The Company settled its liability to the United States for noncompliance with the 1991 Order and agreed to comply with the 1991 Order by implementing the remedy at the site, which is now estimated to cost up to $4.9 million, excluding potential groundwater remediation costs. On July 9, 1998, the Company and other PRPs entered into a consent decree with the United States and the State of New York to resolve their alleged liability for past response costs and formalize their agreement to perform the remedy at the site. Under the consent decree, the Company and the other settling parties are jointly and severally obligated to perform the remedy and reimburse certain governmental past and future costs. The Company has paid approximately $1.7 million toward remedial costs since 1996 and has completed construction of the landfill cap. The Company's share of future costs for operation and maintenance of the cap and landfill monitoring are expected to be less than $500,000. The Company's share of the government's future costs is expected to be approximately $170,000.

The Company also has been identified as a PRP at a site located in Poughkeepsie, New York. The Company and eight other PRPs received a notice letter in 1995 from the State of New York regarding this site. The State of New York sought recovery of its past oversight costs of more than $600,000 plus future oversight and maintenance costs associated with this site, estimated by the State of New York to be approximately $830,000. The Company has received no further communications from the State of New York with respect to this site but believes that the construction phase of the remedy has been completed.

In addition to these environmental matters, the Company is party to the following legal proceedings.

Live Entertainment, Inc. (Artisan Entertainment, Inc.) filed an action in December 1998 in the California Superior Court against the Company to recover damages in excess of $2.3 million as a result of the Company allegedly breaching certain of its obligations under a licensing agreement. The Company reached a settlement with Live Entertainment, Inc. pursuant to which it paid approximately $1.5 million in settlement and dismissal of the action. In connection with the settlement, the dispute between the Company and Live Entertainment, Inc. concerning royalties due under the licensing agreement will be arbitrated. The Company has established a reserve in the event of an adverse arbitration ruling.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

NOTE F Contingencies (continued)

The Company filed an action in 1994 in the United States District Court, Eastern District of Wisconsin captioned as Western Publishing Company, Inc. v. MindGames, Inc. seeking a declaration of rights in regard to the Company's alleged breach of various of its obligations under its licensing agreement with the defendant for distribution through 1994 of the adult board game known as "Clever Endeavor." The District Court granted the Company's two motions for partial summary judgment, dismissing MindGames', Inc.'s claims to recover lost profits and unpaid renewal fees. MindGames, Inc. dismissed its remaining claims, which the Company estimated to be approximately $120,000, without prejudice pending appeal on the summary judgment rulings. The Seventh Court affirmed these rulings on June22, 2000. In connection with these rulings, the Company reversed an accrual of $1.0 million during the three months ended September 23, 2000, which is shown as a reduction of selling, general and administrative expenses. On August 8, 2000, MindGames, Inc. filed a new action in the United States District Court for the Eastern District of Wisconsin, seeking $5 million for claims it contends remain, despite the summary judgment rulings. On October 16, 2000, the Company filed a motion to dismiss this new action. Based upon the summary judgment rulings, the Company believes that MindGames new action is meritless, and that this new action will not have a significant effect on the Company's results of operations.

In consideration of the aforementioned matters, the Successor Company has recorded accruals in the "deferred compensation and other deferred liabilities" account of approximately $4.7 million in the consolidated balance sheet at September 23, 2000.

While it is not feasible to predict or determine the outcomes of these aforementioned proceedings, it is the opinion of management that they maintain adequate reserves in the consolidated balance sheet at September 23, 2000.

The Successor Company and its subsidiaries are parties to certain other legal proceedings which are incidental to their ordinary business, none of which the Successor Company believes are material to the Successor Company and its subsidiaries taken together as a whole.

NOTE G - Industry Segments

The Company currently has two operating segments which it operates primarily through its principal operating subsidiary Golden Books Publishing Company,
Inc.: Consumer Products and Entertainment. The Company previously maintained a third segment (Commercial Products) until its sale in November 1999. The Company's Consumer Products segment is engaged in the creation, publication, printing and marketing of story and picture books, coloring books and other activity books, interactive electronic books and games, and products for children as well as multimedia "entertainment" products. The Company's foreign operations included within the Consumer Products segment consists of a sales subsidiary in Canada and a small sales branch in the United Kingdom. The Consumer Products segment included the Company's adult publishing business until its sale in April 1999.

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

Information by industry segment is set forth below (in millions):

                                         Successor    |  Predecessor      Successor    | Predecessor
                                          Company     |    Company         Company     |   Company
                                        Three Months  |  Three Months    Nine Months   | Nine Months
                                           Ended      |     Ended           Ended      |    Ended
                                        September 23, |  September 25,   September 23, | September 25,
                                            2000      |      1999            2000      |     1999
                                           ------     |     ------          ------     |    ------
                                                      |                                |
Revenues:                                             |                                |
   Consumer Products                       $ 30.6     |     $ 37.5          $ 91.4     |    $ 88.3
   Entertainment                              3.5     |        4.2            11.7     |      16.4
   Commercial Products                         --     |        0.8              --     |       4.4
                                           ------     |     ------          ------     |    ------
                       Total Revenues      $ 34.1     |     $ 42.5          $103.1     |    $109.1
                                           ======     |     ======          ======     |    ======
Gross Profit:                                         |                                |
   Consumer Products                       $ 13.8     |     $ 14.0          $ 40.0     |    $ 26.7
   Entertainment                              1.5     |        1.3             7.0     |       8.8
                                           ------     |     ------          ------     |    ------
                   Total Gross Profit      $ 15.3     |     $ 15.3          $ 47.0     |    $ 35.5
                                           ======     |     ======          ======     |    ======
EBITDA                                                |                                |
   Gross profit                            $ 15.3     |     $ 15.3          $ 47.0     |    $ 35.5
   SG&A                                     (17.3)    |      (18.2)          (54.4)    |     (53.0)
   Gains on sales of assets                    --     |         --              --     |       5.4
   Reorganization items                        --     |       (6.0)             --     |     (11.3)
                                           ------     |     ------          ------     |    ------
   Operating loss                            (2.0)    |       (8.9)           (7.4)    |     (23.4)
   Depreciation and amortization              3.5     |        3.6            10.5     |      10.4
                                           ------     |     ------          ------     |    ------
                         Total EBITDA      $  1.5     |     $ (5.3)         $  3.1     |    $(13.0)
                                           ======     |     ======          ======     |    ======
Depreciation and Amortization:                        |                                |
   Consumer Products                       $  2.6     |     $  1.8          $  7.9     |    $  5.9
   Entertainment                              0.9     |        1.5             2.6     |       4.0
   Commercial Products                         --     |        0.3              --     |       0.5
                                           ------     |     ------          ------     |    ------
     Total Depreciation and Amortization   $  3.5     |     $  3.6          $ 10.5     |    $ 10.4
                                           ======     |     ======          ======     |    ======

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

The operating performance of entertainment companies, such as the Company, is measured, in part, by their ability to generate EBITDA. Further, the Company uses EBITDA as the primary indicator of its operating performance and secondarily as a measure of liquidity. The Company defines "EBITDA" as earnings before interest, taxes and depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principals ("GAAP"), the Company believes that the entertainment industry accepts EBITDA as a generally recognized measure of performance and analysts who report publicly on the performance of entertainment companies use EBITDA. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with GAAP. EBITDA, as the Company calculates it, may not be comparable to calculations of similarly titled measures presented by other companies.

The Company's financial results in Fiscal 1999 were impacted as a result of its filing for reorganization under the Bankruptcy Code on February 26, 1999, from which the Company did not formally emerge until January 27, 2000. Because significant components of the Amended Joint Plan of Reorganization were approved by the Bankruptcy Court on December 22, 1999, pursuant to guidance provided by SOP 90-7, the Company adopted Fresh-Start accounting as of December 25, 1999. As used herein, "Successor Company" refers to Golden Books Family Entertainment, Inc. and Subsidiaries from the Effective Date and "Predecessor Company" refers to Golden Books Family Entertainment, Inc. and Subsidiaries prior to the Effective Date. Accordingly, the Successor Company's financial statements are not prepared on the same basis as the Predecessor Company's financial statements.

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company at September 23, 2000 (Successor Company) and for the three and nine month periods ended September 23, 2000 (Successor Company) and September 25, 1999 (Predecessor Company) and the related notes thereto.

Three months ended September 23, 2000 (Successor Company) compared to three months ended September 25, 1999 (Predecessor Company)

Revenues

Total revenues for the three months ended September 23, 2000 decreased $8.4 million (20%) to $34.1 million, compared to $42.5 million for the three months ended September 25, 1999.

Consumer Products revenues decreased $6.9 million (18%) to $30.6 million for the three months ended September 23, 2000, compared to $37.5 million for the three months ended September 25, 1999. The decrease in revenue was primarily due to lower sales of Pokemon licensed product as the third quarter of 1999 had higher revenues due to the initial release of that product. Partially offsetting the decline in Pokemon revenues were revenues generated primarily by sales of Scooby Doo and Powerpuff Girls licensed product through mass market retailers (Wal-Mart), other retailers (Barnes and Noble) and international sales. Also included in revenues during the three months ended September 23, 2000, was $1.3 million which represented the settlement and subsequent collection of cash related to a customers minimum purchase commitment.

Entertainment revenues decreased $0.7 million (17%) to $3.5 million for the three months ended September 23, 2000, compared to $4.2 million for the three months ended September 25, 1999. The decrease was due primarily to lower home video sales, in particular Madeline licensed product, and the elimination of music publishing revenue due to the sale of the Company's music publishing business in December 1999.

Commercial Products revenues were $0.8 million for the three months ended September 25, 1999. The Company ceased operations of its Commercial Products segment after the sale of its manufacturing facility in November 1999.

Gross Profit

Total gross profit was $15.3 million for both the three months ended September 23, 2000 and three months ended September 25, 1999. As a percentage of revenues, total gross profit margin increased to 45% for the three months ended September 23, 2000 from 36% for the three months ended September 25, 1999. The increase was attributable to improved gross profit margins as described below.

Consumer Products gross profit decreased $0.2 million to $13.8 million for the three months ended September 23, 2000, compared to $14.0 million for the three months ended September 25, 1999. As a percentage of revenues, Consumer Products gross profit margin increased to 45% for the three months ended September 23, 2000 from 37% for the three months ended September 25, 1999. The improvement in gross profit margin was primarily attributable to a change in the product mix toward more profitable formats, and reduced royalty costs and manufacturing costs (primarily as a result of the sale of the manufacturing facility in November 1999).

Entertainment gross profit increased $0.2 million to $1.5 million for the three months ended September 23, 2000, compared to $1.3 million for the three months ended September 25, 1999. The increase in gross profit was due primarily to lower film amortization costs resulting from the revaluation of the Company's film library following the Company's emergence from Bankruptcy proceedings and lower direct costs related to the Company's home video business, offset lower revenues, as discussed above.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.9 million to $17.3 million for the three months ended September 23, 2000, compared to $18.2 million for the three months ended September 25, 1999. The decrease was due primarily to the reversal of accruals totaling approximately $1.7 million related to favorable settlements of a lawsuit and an outstanding franchise and rent tax audit, offset by increased spending related to the development of the Company's e-commerce strategy including www.goldenbooks.com, and increased amortization expense related to new intangible assets and excess reorganizational value established upon the Company's consummation of its Amended Joint Plan of Reorganization and under the requirements of SOP 90-7.

Reorganization Items

Reorganization items related to the Bankruptcy proceedings of $6.0 million during the three months ended September 25, 1999 includes $3.8 million in professional fees and $1.3 million related to the settlement of a lawsuit, among other costs, partially offset by interest income.

Interest Expense, Net

Interest expense, net for the three months September 23, 2000 was $3.9 million. Interest expense recorded during the three months ended September 23, 2000 related to the Company's Revolving Credit and Term Loan Agreement and Senior Secured Notes. Interest expense, net for the three months ended September 25, 1999 was $0.4 million. The Predecessor Company stopped recording interest expense relating to its then outstanding debt facilities effective February 26, 1999 in accordance with the requirements of SOP 90-7.

Income Tax

At December 25, 1999, the Company had approximately $203.0 million of net operating loss carryforwards for Federal income tax purposes which are subject to certain limitation-on-utilization rules (as defined in Internal Revenue Code
Section 382). The Company incurred an additional taxable loss of approximately $5.8 million for the three months ended September 23, 2000, making the taxable loss for the nine months ended September 23, 2000 $17.8 million. Due to the uncertainty of generating future taxable income, management believes it is appropriate to reserve the deferred tax asset. Accordingly, there is no provision for income taxes for the three months ended September 23, 2000.

The provision for income taxes was $0.1 million for the three months ended September 25, 1999.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA increased $6.8 million to $1.5 million for the three months ended September 23, 2000, compared to $(5.3) for the three months ended September 25, 1999. The increase is due primarily to the impact of $6.0 million in reorganizational costs in 1999 and a decrease in selling, general and administrative expenses as discussed above.

Net Loss

The net loss for the three months ended September 23, 2000 was $(5.8) million, or $(0.57) per basic and dilutive common share, compared to a net loss of $(9.4) million, or $(0.33) per basic and dilutive common share, for the three months ended September 25, 1999. The decrease in net loss is attributable to the factors described above.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Nine months ended September 23, 2000 (Successor Company) compared to nine months ended September 25, 1999 (Predecessor Company)

Revenues

Total revenues for the nine months ended September 23, 2000 decreased $6.0 million (5%) to $103.1 million, compared to $109.1 million for the nine months ended September 25, 1999. Revenues from ongoing operations for the nine months ended September 23, 2000 increased $1.7 million (2%) to $103.1 million, compared to $101.4 million for the nine months ended September 25, 1999. The nine months ended September 25, 1999 also included combined revenues of $7.7 million from the adult publishing business and the Commercial Products segment, which were sold in 1999.

Consumer Products revenues increased $3.1 million (4%) to $91.4 million for the nine months ended September 23, 2000, compared to $88.3 million for the six months ended September 25, 1999. The increase in revenue was due to a $13.4 million increase primarily related to sales of Powerpuff Girls, Scooby Doo, Disney and Barbie licensed product through mass market retailers (Wal-Mart, Target), other retailers (Eckerd Drug, Barnes and Noble) and international sales as well as the collection of $1.3 million related to the settlement of a minimum customer purchase commitment, which was partially offset by decreases in sales of Pokemon licensed product. Additionally, the increase in revenue was offset by a $3.3 million decline in revenue related to the adult publishing business which was sold in April 1999.

Entertainment revenues decreased $4.7 million (29%) to $11.7 million for the nine months ended September 23, 2000 compared to $16.4 million for the nine months ended September 25, 1999 due primarily to the timing of the execution of multi-year television licensing contracts. For the nine months ended September 23, 2000, the Company recorded $2.3 million in television related revenues from a multi-year license agreement for the cable television rights for Frosty the Snowman and Rudolph the Red Nosed Reindeer as compared to $6.0 million in television related revenues for the nine months ended September 25, 1999 generated by a multi-year license agreement for the more lucrative broadcast television rights. The decrease in television revenues were partially offset by increased merchandise licensing revenue.

Commercial Products revenues were $4.4 million for the nine months ended September 25, 1999. The Company ceased operations of its Commercial Products segment after the sale of its manufacturing facility in November 1999.

Gross Profit

Total gross profit increased $11.5 million to $47.0 million for the nine months ended September 23, 2000 from $35.5 million for the nine months ended September 25, 1999. As a percentage of revenues, total gross profit margin increased to 46% for the nine months ended September 23, 2000 from 33% for the nine months ended September 25, 1999. The increase was attributable primarily to improved gross profit margins in the Consumer Products segment.

Consumer Products gross profit increased $13.3 million to $40.0 million for the nine months ended September 23, 2000, compared to $26.7 million for the nine months ended September 25, 1999. As a percentage of revenues, Consumer Products gross profit margin increased to 44% for the nine months ended September 23, 2000 from 30% for the nine months ended September 25, 1999. The improvement in gross profit margin was primarily attributable to a change in the product mix toward more profitable formats including the new Pokemon formats and reduced manufacturing costs (primarily as a result of the sale of the manufacturing facility in November 1999), royalty costs, distribution costs and pre-production costs.

Entertainment gross profit decreased $1.8 million to $7.0 million for the nine months ended September 23, 2000 compared to $8.8 million for the nine months ended September 25, 1999. The decrease in gross profit is related to lower revenues, as discussed above, partially offset by lower royalty costs related to television licensing, lower film amortization costs resulting from the revaluation of the Company's film library following the Company's emergence from Bankruptcy proceedings and lower direct costs related to the Company's home video business due in part to the favorable settlement of a distributor dispute.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.4 million to $54.4 million for the nine months ended September 23, 2000 compared to $53.0 million for the nine months ended September 25, 1999. The increase was due primarily to increased amortization expense related to new intangible assets and excess reorganizational value established upon the Company's consummation of its Amended Joint Plan of Reorganization and under the requirements of SOP 90-7, and by increase spending related to the development of the Company's e-commerce strategy including www.goldenbooks.com. These increases were partially offset by reversals of accruals totaling approximately $1.7 million related to the favorable settlements of a lawsuit and an outstanding franchise and rent tax audit.

Reorganization Items

Reorganization items related to the Bankruptcy proceedings of $11.3 million during the nine months ended September 25, 1999 includes $7.7 million in professional fees, $1.8 million in financing costs primarily related to the DIP Loan and $1.3 million related to the settlement of a lawsuit, among other costs, partially offset by interest income.

Interest Expense, Net

Interest expense, net for the nine months September 23, 2000 was $10.4 million. Interest expense, net recorded during the nine months ended September 23, 2000 related to the Company's Revolving Credit and Term Loan Agreement and Senior Secured Notes. Interest expense, net for the nine months ended September 25, 1999 was $3.6 million (including the distributions on the guaranteed preferred beneficial interest in the Company's and Golden Books Publishing's Convertible Debentures). The Predecessor Company stopped recording interest expense relating to its then outstanding debt facilities effective February 26, 1999 in accordance with the requirements of SOP 90-7.

Income Tax

At December 25, 1999, the Company had approximately $203.0 million of net operating loss carryforwards for Federal income tax purposes which are subject to certain limitation-on-utilization rules (as defined in Internal Revenue Code
Section 382). The Company incurred an additional taxable loss of approximately $17.9 million for the nine months ended September 23, 2000. Due to the uncertainty of generating future taxable income, management believes it is appropriate to reserve the deferred tax asset. Accordingly, there is no provision for income taxes for the nine months ended September 23, 2000.

The provision for income taxes was $0.7 million for the nine months ended September 25, 1999 and related primarily to gains recognized on certain asset dispositions in Canada, where the Company files separate tax returns.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA increased $16.1 million to $3.1 million for the nine months ended September 23, 2000, compared to $(13.0) for the nine months ended September 25, 1999. The increase was due primarily to improved gross profit resulting from lower cost of sales attributable to a change in product mix toward more profitable products and reduced manufacturing costs (primarily as a result of the sale of the manufacturing facility in November 1999), distribution costs and pre-production costs, and lower selling, general and administrative expenses. Also affecting EBITDA was the impact of $5.9 million in reorganizational costs (net of gains on sales of assets) in 1999.

Net Loss

The net loss for the nine months ended September 23, 2000 was $(17.8) million, or $(1.74) per basic and dilutive common share, compared to a net loss of $(29.3) million, or $(1.08) per basic and dilutive common share, for the nine months ended September 25, 1999. The decrease in net loss is attributable to the factors described above.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Financial Condition, Liquidity and Capital Resources

In February 1999, the Company reached an agreement with its major creditors pursuant to which its then existing long-term debt would be significantly reduced and its existing trade obligations would be paid in full. In accordance with that agreement, the Company as well as Golden Books Publishing and Golden Books Home Video, Inc. filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on February 26, 1999. Under an order dated September 24, 1999, the Bankruptcy Court confirmed the Company's Amended Joint Plan of Reorganization (the "Amended Joint Plan of Reorganization"). Significant components of the Amended Joint Plan of Reorganization were approved by the Bankruptcy Court on December 22, 1999. On January 27, 2000, the Company formally emerged from protection under the Bankruptcy Code upon the consummation of the Amended Joint Plan of Reorganization. The Company applied the reorganization and fresh-start accounting adjustments as required by SOP 90-7 to the consolidated balance sheet as of December 25, 1999.

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

The Revolving Credit and Term Loan Agreement requires the Successor Company to maintain compliance with certain financial and non-financial covenants, including minimum EBITDA and limitations on: (i) dividends, distributions and prepayment, (ii) incurences of additional indebtedness and (iii) capital expenditures (all as defined in the Revolving Credit and Term Loan Agreement), among others. The minimum EBITDA covenant requires the achievement of approximately $1.0 million in EBITDA for Fiscal 2000. While the Company's budget projects EBITDA in excess of this amount, the Company has not achieved this level of EBITDA in recent years. The Successor Company has approximately $20.7 million of the revolving credit portion and $6.8 million of the term loan portion outstanding, respectively, under the Revolving Credit and Term Loan Agreement as of September 23, 2000. At September 23, 2000, the Successor Company had available additional borrowings of $9.6 million under the revolving credit portion of the Revolving Credit and Term Loan Agreement.

Upon consummation of the Amended Joint Plan of Reorganization, the Successor Company entered into an indenture agreement (the "Indenture") governing the terms of the senior secured notes in the principal amount of $87.0 million (the "Senior Secured Notes") due in full on December 31, 2004 together with all accrued and unpaid interest thereon. Interest at the rate of 10.75% per annum commencing January 1, 2000 is payable semi-annually on June 30th and December 31st of each year of the term of the Senior Secured Notes. Interest may be paid in the form of additional Senior Secured Notes at a rate of 14.25% per annum in lieu of cash at the Successor Company's option for all interest payments due on or prior to December 31, 2002, with interest due thereafter payable only in cash. Prior to maturity, the Senior Secured Notes shall be mandatorily redeemed in part in a principal amount equal to $8.3 million on each of June 30, 2003, December 31, 2003 and June 30, 2004. The Senior Secured Notes are secured by the existing collateral which had been granted to the holders of the Predecessor Company's senior notes as well as certain additional collateral. The Indenture requires the Successor Company to maintain compliance with certain financial and non-financial covenants, including minimum EBITDA and limitations on: (i) restricted payments, (ii) incurences of additional indebtedness and (iii) capital expenditures (all as defined in the Indenture), among others. The Successor Company has outstanding $96.3 million in Senior Secured Notes as of September 23, 2000, including approximately $9.3 million in interest expense paid in the form of additional Senior Secured Notes. Cashflow provided by continuing operations alone may not be sufficient to pay the Senior Secured Notes, at maturity or otherwise, and related cash interest as it becomes due. The Company may need to explore other repayment options, such as refinancing among other things.

At September 23, 2000, the Company was in compliance with all covenants related to the Revolving Credit and Term Loan Agreement and the Senior Secured Notes.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

In accordance with the Amended Joint Plan of Reorganization, the Company is in the process of paying remaining pre-petition trade creditors with undisputed claims all amounts due with interest at 4.25% and working to resolve all disputed claims of pre-petition trade creditors in the Bankruptcy Court.

Cash flow for the nine months ended September 23, 2000 utilized cash of approximately $3.2 million, compared to cash utilized of approximately $10.7 million for the nine months ended September 25, 1999.

The Company had cash used in operations of $6.9 million for the nine months ended September 23, 2000, compared to cash used in operations of $18.8 million for the nine months ended September 25, 1999. The improvement in cash flow from operations is primarily attributable to the Company's reduction in operating loss and a decrease in accounts receivable, partially offset by decreases in accounts payable, accrued royalties and accrued liability balances due to the payment of pre-bankruptcy liabilities including expenses incurred as a result of Bankruptcy proceedings and payments made to vendors.

Cash used in investing activities for the nine months ended September 23, 2000 was $1.5 million compared to cash provided by investing activities of $10.7 million for the nine months ended September 25, 1999. Acquisitions of property, plant and equipment were approximately $1.5 million during the nine months ended September 23, 2000, as compared to approximately $1.8 million during the nine months ended September 25, 1999. Additions to the Company's film library were approximately $0.9 million during the nine months ended September 25, 1999. During the nine months ended September 25, 1999, the Company received proceeds from the sale of assets of approximately $11.5 million.

Cash provided by financing activities was $5.3 million for the nine months ended September 23, 2000, as compared to $2.8 million used in financing activities for the nine months ended September 25, 1999. The Company had cash provided by financing activities of $5.3 million in the form of additional borrowings, net of repayments, for the nine months ended September 23, 2000 under its Revolving Credit and Term Loan Agreement which it used to fund operations going into its Christmas selling season. In the nine months ended September 25, 1999, the Company used cash in financing activities of $21.6 million to repay its then outstanding pre-bankruptcy credit facility, had cash provided by financing activities of $21.4 million from borrowings under its DIP loan facility and repaid $2.5 million of its borrowings under its DIP loan facility.

Working capital deficiency of the Company at September 23, 2000 was approximately $(7.4) million compared to working capital deficiency of approximately $(3.2) million at December 25, 1999. The increase in working capital deficiency is primarily attributable lower accounts receivable balances, increased borrowings under the Revolving and Term Loan Agreement and lower cash balances due to payments made to vendors (primarily for pre-Bankruptcy claims) partially offset by lower accounts payable balances and accrued expense balances due to payments made to vendors.

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

On March 21, 2000, the Company announced that the Amended Disney License Agreement would not be renewed and will thus expire on December 31, 2000 (the "Expiration Date"). In accordance with the rights and obligations of the Company under the Amended Disney License Agreement, commencing on the Expiration Date, the Company will have a 13 month period, expiring on January 31, 2002 (the "Sell-off Period") in which it can continue to sell Disney licensed product manufactured by the Company until the Expiration Date. Until the Amended Disney License Agreement expires, all rights and obligations of the Company are to remain in effect and the Company is obligated to continue to honor all terms of the Amended Disney License Agreement through the Sell-off Period. In Fiscal 1999, the sales of Disney licensed product accounted for slightly less than 20% of the Company's net sales. For the nine months ended September 23, 2000, the sales of

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

Disney licensed product accounted for approximately 25% of the Company's net sales. While Disney revenue represents a significant portion of overall revenues, the Company believes the termination of the Amended Disney License Agreement will enable it to continue its change toward more profitable product. To date, the Company has not and does not expect to experience a negative impact in Fiscal 2000 as a result of the expiration of the Amended Disney License Agreement. The Company is taking steps, including acquiring other licensed products and focusing on sales of proprietary product, to reduce the long-term impact of the expiration of the Amended Disney License Agreement. The Company believes that anticipated lost revenues due to the expiration of this agreement can be mitigated over time from increased revenues generated from such other licensed products as well as increased sales of propriety product. However, there can be no assurances that such revenues will mitigate the long-term impact of the expiration of the Amended Disney License Agreement.

The Company maintains a printing services agreement which it entered into upon the sale of its manufacturing facility which terminates at the end of December 2004. Under the printing services agreement, the Company is obligated to purchase a substantial portion of the Company's existing product from the buyer and maintain certain minimum purchase levels.

The Company is required to meet minimum contractual payments in effect at September 23, 2000 of approximately $40.0 million in Fiscal 2000 and $28.8 million in Fiscal 2001. Of the payments due in Fiscal 2000 and Fiscal 2001, a significant portion is comprised of two obligations: (i) the minimum purchase levels under the printing services agreement and (ii) the minimum royalty guarantees under the Amended Disney License Agreement. At September 23, 2000, approximately $10.6 million remains outstanding with regard to the printing services agreement and $2.2 million remains outstanding with regard to the guarantees under the Amended Disney License agreement. With regard to the minimum purchase levels under the printing services agreement, 15% of any shortfall below the minimum purchase levels will result in a decrease in the value of the preferred stock of the printer, received by the Company in connection with the sale of the manufacturing facility in November, 1999. Any reduction in value of the preferred stock will be determined and recorded at December 30, 2000, if necessary.

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

Seasonality

The Company has historically experienced significant fluctuations in quarterly operating results. The Company's business in general is seasonal and depends to a significant extent on the Christmas selling season, generally resulting in a disproportionately higher percentage of revenues in the Company's third and fourth fiscal quarter. The Company's quarterly operating results also will fluctuate based on the timing of the introduction of products that utilize licensed characters, which, in the case of characters appearing in movies, will be dependent upon the period in which costs and expenses attributable to the development and introduction of such products are incurred.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's Senior Note bears interest at a fixed rate. However, the fair market value of the fixed rate debt is sensitive to change in interest rates. The Company is subject to the risk that market interest rates will decline and the interest rates under the fixed rate debt

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

will exceed the then prevailing market rates. Under current policies, the Company does not utilize any interest rate derivative instruments to manage its exposure to interest rate changes.

The Company's Revolving Credit and Term Loan facility with $27.5 million outstanding at September 23, 2000, bears interest at a variable rate. A 15% increase or decrease in the average cost of the Company's variable rate debt under the facility would not have a significant impact on the Company's results of operations.

PART II. OTHER INFORMATION

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

                               GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.

November 7, 2000                     /s/ Richard E. Snyder
                                     ----------------------------------
                                     Richard E. Snyder
                                     Chairman of the Board and
                                     Chief Executive Officer


November 7, 2000                     /s/ Colin Finkelstein
                                     -----------------------------------
                                     Colin Finkelstein
                                     Chief Financial Officer
                                     Principal financial and accounting officer