Form 10-K
period 2000-12-30
GOLDEN BOOKS FAMILY ENTERTAINMENT INC
filed 2001-06-06
CIK 790706

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| or No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes |X| No |_|

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $467,208 computed by reference to the bid price as quoted on the OTC Bulletin Board on May 24, 2001 of approximately $0.075.* As of May 24, 2001, 10,233,889 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

----------
* For purposes of this calculation, all outstanding shares of Common Stock have been considered held by non-affiliates other than the 4,004,455 shares held by directors and certain principal shareholders. In making such calculation, the Registrant does not determine the affiliate or non-affiliate status of any shares for any other purpose.

            GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

                                December 30, 2000

                                      INDEX




PART I
ITEM 1.  BUSINESS .........................................................    4
ITEM 2.  PROPERTIES........................................................   11
ITEM 3.  LEGAL PROCEEDINGS ................................................   12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............   14

PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS ..........................................................   15
ITEM 6.  SELECTED FINANCIAL DATA ..........................................   16
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.............................................   18
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........   32
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ......................   33
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE..............................................   34

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................   34
ITEM 11. EXECUTIVE COMPENSATION............................................   36
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....   40
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................   42

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...   43

                                     PART I


On January 27, 2000, Golden Books Family Entertainment, Inc. (the "Company" or the "Registrant"), as well as Golden Books Publishing Company, Inc. and Golden Books Home Video, Inc., formally emerged from protection under the Bankruptcy Code (as hereinafter defined), under which it filed for relief in February 1999. Significant components of the Amended Joint Plan of Reorganization (as hereinafter defined) were approved by the Bankruptcy Court on December 22, 1999. The Company has applied the reorganization and fresh-start accounting adjustments as required by SOP 90-7 (as hereinafter defined) to the consolidated balance sheet as of December 25, 1999 (the "Effective Date"). Under fresh-start accounting, a new reporting entity was deemed to have been created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the Effective Date.

As used herein, Successor Company refers to Golden Books Family Entertainment, Inc. from the Effective Date and Predecessor Company refers to Golden Books Family Entertainment, Inc. prior to the Effective Date.

On June 1, 2001, the Successor Company and five of its direct and indirect subsidiaries, Golden Books Publishing Company, Inc., Golden Books Home Video, Inc., LRM Acquisition Corp., Shari Lewis Enterprises, Inc. and SLE Productions, Inc. (collectively, the "Subsidiaries"), entered into a definitive agreement (the "Asset Purchase Agreement") pursuant to which DIC GB Acquisition Corp. (the "Purchaser"), an affiliate of Bain Capital, LLC, will acquire substantially all of the assets of the Successor Company and the Subsidiaries (including the stock of Golden Books Publishing (Canada), Inc.) and assume certain of the liabilities of the Successor Company and the Subsidiaries for a total purchase price of approximately $70.0 million in cash plus assumed liabilities and certain other consideration as described in "Item 1-Recent Developments." The final purchase price may be adjusted upon consummation of the Asset Purchase Agreement. There can be no assurance that the transaction contemplated by the Asset Purchase Agreement will be consummated; if consummated, such transaction will likely result in the common stock of the Successor Company having no value, and certain indebtedness of the Successor Company and the Subsidiaries being worth significantly less than face value.

In connection with the Asset Purchase Agreement and as a condition thereto, on June 4, 2001, the Successor Company and the Subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The filings were made in order to implement the aforementioned sale to the Purchaser. Pursuant to Section 363 of the Bankruptcy Code, the Successor Company and the Subsidiaries are seeking authorization and approval to perform under the Asset Purchase Agreement and establish bidding procedures. Pursuant to the terms of the Asset Purchase Agreement, a hearing is to be held twenty days after the motion is filed seeking approval of certain bidding procedures and protections, including a break-up fee and expense reimbursement, to be awarded in certain circumstances (the "Procedure Order"). The Procedure Order will also establish a hearing date of forty days after the Procedure Order is entered to approve the consummation of the Asset Purchase Agreement.

In connection with the filing by the Successor Company and the Subsidiaries for relief under Chapter 11 of the Bankruptcy Code, the Successor Company and the Subsidiaries are currently attempting to negotiate a debtor-in-possession credit facility (the "DIP Facility"). The terms of the proposed DIP Facility are described below in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Financial Condition, Liquidity and Capital Resources".

There can be no assurance that the Asset Purchase Agreement will be consummated with the Purchaser or subsequently confirmed by the Bankruptcy Court, or that the Successor Company will be successful in its efforts to obtain a DIP Facility or that the DIP Facility, if consummated, would be approved by the Bankruptcy Court. If the Successor Company is unable to consummate the Asset Purchase Agreement and obtain confirmation, the Successor Company, its creditors and/or equity security holders may seek other alternatives for the Successor Company, including a reorganization based on a debt for equity swap or the sale of the Successor Company or parts thereof through an auction process. If the Asset Purchase Agreement or any other sale transaction is not consummated, the Successor Company's ability to continue as a going concern is contingent upon, among other things, the Successor Company's ability to negotiate a plan of reorganization that will be approved by the Bankruptcy Court. If the Successor Company is unsuccessful in its efforts to obtain a DIP Facility or if the DIP Facility is not approved by the Bankruptcy Court, the resulting lack of liquidity will seriously impair its ability fund operations and to consummate the transactions contemplated by the Asset Purchase Agreement.

Among other items and as a result of the aforementioned, the Successor Company's independent auditors report on the consolidated financial statements as of and for the year ended December 30, 2000 includes a going concern paragraph. The consolidated financial statements of the Successor Company have been prepared assuming that the Company will continue as a going concern and they do not include any adjustments relating to the recoverability and classifications of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties. See "Item 1 - Recent Developments," for additional information.

                                ITEM 1. BUSINESS

The Company publishes, produces, licenses and markets an extensive range of children's books and family related entertainment products. The Company has two business segments, which it operates primarily through its principal operating subsidiary, Golden Books Publishing Company, Inc. ("Golden Books Publishing"):
(1) Consumer Products, which includes its Children's Publishing division, including internet operations and (2) Entertainment, which operates as the Golden Books Entertainment Group ("GBEG") division. For certain financial information with respect to the Company's business segments see Note 20 to the Company's Consolidated Financial Statements contained herein.

Consumer Products

Children's Publishing. The Company is one of the largest publisher of children's books in the North American retail market and has published its flagship product line, "Little Golden Books", for over 50 years. The Children's Publishing division produces storybooks, coloring/activity books, puzzles, educational workbooks, reference books, novelty books and chapter books. The products of the Children's Publishing division utilize both owned (in whole or in part) characters, such as The Poky Little Puppy and characters licensed by the Company from third parties.

A majority of the Company's revenues are generated from the licensing of characters from third parties. Typically, the licenses granted by third parties to the Company are for varying terms and may be terminated by the licensor only upon a breach by the Company of its obligations under the license. Significant licenses that the Company currently holds include the following:

            o     Mattel-Barbie
            o     Nintendo-Pokemon
            o     Warner Bros.- Powerpuff Girls, Scooby-Doo, Cartoon Network
                  Originals
            o     Mercer Mayer-Little Critters
            o     Nickelodeon-Blue's Clues, Rug Rats, SpongeBob SquarePants
            o     Hit Entertainment-Bob the Builder
            o     Sirius Thinking-Between the Lions
            o     Hasbro-Candyland, Monopoly

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

The Children's Publishing products fall into three broad categories: (i) "Classic," (ii) education and reference, and (iii) trade and novelty products.

(i) Classic Products

The Company's Classic category of products consists of storybooks and coloring/activity books and related products, as described below. This category of products accounts for the largest share of the Company's Children's Publishing revenues and unit sales. Most products in the Classic category are high volume products that carry a retail price under $5.00. During 1999 and the beginning of 2000, the Company continued to introduce new Classic products with higher price points which were sold through mass market channels, bookstores and specialty retail stores. The Company instituted price increases January 1, 1999 and again on January 3, 2000 on selected products, principally in the Classic category and has continued to change its product mix and move toward more profitable product.

Storybooks are published principally under the Golden Books, Little Golden Books and Golden Look Look trademarks. In addition to storybooks in the foregoing formats, the Company also publishes paperback books and touch and feel books for babies, including Pat the Bunny.

Coloring/activity books and related products include coloring books, paint books, sticker books, paper doll books, and crayons and boxed activity products. The Company markets these products under the Golden Books and Merrigold Press trademarks.

The Company's coloring/activity books and related products generally are designed to be appropriate for children ages three to five and are designed to encourage age-appropriate activities, particularly the development of artistic and motor skills. They contain less thematic material than the Company's storybooks and focus primarily on images and scenes utilizing licensed or owned characters.

(ii) Education and Reference Products

The Company's education and reference products consist of Road to Reading (a level reading series), workbooks, flashcards and reference books. The Company's workbook and flashcard products have retail price points between $2.00 and $3.50 and its Road to Reading books have retail price points between $4.00 and $5.00. All such products are sold primarily through mass-market outlets, although the Company continues to take advantage of sales opportunities for these products through bookstores, specialty retail and special markets distribution channels.

(iii) Trade and Novelty Products

The Company's current product offerings in this category consist of hardcover storybooks, flap books, pop-up books, book plus products, multiple format books and treasuries. Most products in this category are in the $5.00 to $15.00 retail price range and are primarily distributed through bookstores, specialty retail stores and special markets.

The Company continues to expand its product offerings in the trade and novelty category, with an emphasis on products featuring the Company's proprietary characters. The Company believes that significant sales opportunities for its higher priced trade and novelty products exist through bookstores, mass market, special market and international distribution channels.

Licensing and Publishing Agreement Developments. On March 21, 2000, the Company announced that its Amended Disney License Agreement governing the Company's use of The Walt Disney Company Inc.'s ("Disney") library of characters, including Mickey Mouse, Winnie the Pooh and Pinocchio and characters from Disney feature films such as The Little Mermaid, The Lion King, Aladdin, The Hunchback of Notre Dame, Toy Story, Dinosaur and 102 Dalmatians, in selected product categories would not be renewed. Accordingly, the Amended Disney License Agreement expired by its terms on December 31, 2000 (the "Expiration Date"). In accordance with the rights and obligations of the Company under the Amended Disney License Agreement, commencing on the Expiration Date, the Company has a 13-month period, expiring on January 31, 2002 (the "Sell-off Period") in which it can continue to sell Disney licensed product manufactured by the Company until the Expiration Date. The Company is obligated to continue to honor all terms of the Amended Disney License Agreement through the Sell-off Period. In Fiscal 2000, the sales of Disney licensed product accounted for approximately 24% of the Company's total revenue. While Disney revenue represents a significant portion of the Company's total revenues, the Company believes the expiration of the Amended Disney License Agreement will enable it to continue its change toward more profitable product. The Company has not experienced a negative impact in Fiscal 2000 as a result of the expiration of the Amended Disney License Agreement. The Company has taken, and continues to, take steps such as acquiring other licensed products and focusing on sales of proprietary product, to reduce the long-term impact of the expiration of the Amended Disney License Agreement. Specifically, the Company entered into license agreements securing the rights, for selected products and in selected categories, of several new characters in 2000. Among new license agreements entered into in 2000 were Warner Bros. (Powerpuff Girls, Scooby-Doo, Cartoon Network Originals), Hit Entertainment (Bob the Builder), Nickelodeon (Blue's Clues, Rug Rats, SpongeBob SquarePants) and Hasbro (Candyland, Monopoly, Chutes and Ladders). The Company believes that anticipated lost revenues due to the expiration of the Amended Disney License Agreement can be mitigated over time from increased revenues generated from new licensed products as well as increased revenues of propriety product. However, there can be no assurances that such revenues will mitigate the long-term impact of the expiration of the Amended Disney License Agreement.

Internet. The Company currently operates its Internet operations as part of the Consumer Products segment. The Company operates a proprietary website (www.goldenbooks.com) where consumers can get both free access to the Company's family of products, as well as purchase online product and services. There were minimal revenues related to the Internet in 2000.

Entertainment

The Company generates entertainment revenues from the Golden Books Entertainment Group ("GBEG") division by (i) selling its video products, (ii) licensing properties from its film library to third parties, both domestically and internationally, for use on television, on home video and in ancillary media and
(iii) licensing properties from its library for merchandise and the exploitation of certain music publishing rights. GBEG's film library is comprised of copyrights, distribution rights, trademarks and licenses relating to characters, television programs and motion pictures, both animation and live action, and includes individual specials and multiple episode series. The film library characters include Rudolph the Red-Nosed Reindeer, Frosty the Snowman, Santa Claus Is Coming to Town, Lassie, Underdog, The Lone Ranger, Tennessee Tuxedo, and Shari Lewis' Lambchop and Hush Puppy. The film library also contains 26 half-hour episodes of Felix the Cat and 52 half-hour episodes of Abbott and Costello.

The existing licenses granted to third parties in respect of the GBEG division's properties generally cover a limited time period, typically two to three years in duration. The GBEG's division licenses are typically narrow, allowing the same property to be simultaneously licensed to multiple parties for different purposes thus allowing the GBEG division to maximize license revenue from the properties in its film library. During 2000, the Company entered into a licensing agreement with a major cable-broadcasting network, granting the network a multi-year license for the USA broadcast rights to Frosty the Snowman and Rudolph the Rednosed Reindeer.

Distribution and Sales

The Company's Children's Publishing products are distributed, with full right of return, through (i) mass market, both directly and through independent distributors, (ii) bookstores and specialty retail stores, (iii) special markets, such as book clubs and internet distributors, and (iv) international distribution channels. Historically, mass-market distribution has accounted for, and continues to account for, the largest portion of children's publishing product sales. Some of the Company's largest customers during Fiscal 2000 were Wal-Mart, K-Mart, Target and Toys "R" Us. In January 2001, Wal-Mart ceased to be a direct customer of the Company and the Company began servicing Wal-Mart through a third party distributor.

Internationally, the Company distributes its Children's Publishing products mainly through third parties and through a wholly-owned subsidiary in Canada. The Company's sales in Canada account for the majority of its international sales revenues.

The GBEG division exploits its film library assets through all media and territories worldwide directly or through sub-distributors. The GBEG's division series, specials, and features are licensed directly to domestic and international broadcasters (terrestrial, cable and satellite) and home video distributors through an internal program distribution staff. Sub-agents have been appointed in specific territories on a case-by-case basis. Similarly, product licensing and merchandising is conducted by an internal department with occasional use of outside agents. The GBEG division maintains a long-term distribution agreement with Sony Wonder, a division of Sony Music, under which Sony Wonder produces and distributes the GBEG division's children's home video and audio products, with the Company receiving the gross proceeds, less Sony's manufacturing cost and a distribution fee.

Competition

The children's publishing market is highly competitive. Competition is based primarily on price, quality, distribution, marketing and licenses. The Company faces competition from a number of large well-funded competitors, as well as numerous smaller competitors. Principal competitors include, but are not limited to, Random House, Scholastic, Simon & Schuster, Harper Collins, School Zone and Publications International. The Company also competes for a share of consumer spending on children's entertainment and educational products against companies that market a broad range of products utilizing a broad range of technologies that are unrelated to those marketed by the Company, such as computer-based products. The market for licenses from third parties is also highly competitive and the Company competes against many other licensees for significant licenses. Many of the Company's current competitors have greater financial resources than the Company and, in selected markets, greater experience than the Company.

The GBEG division faces strong competition from other independent licensing agencies and from the in-house licensing divisions of motion picture and television studios. Additionally, the GBEG division faces intense competition for available creative personnel, distribution channels and financing from other competitors including motion picture studios, television networks and independent production companies, many of which have greater financial resources than the Company.

Supply Chain

Before November 1999, the Company printed and manufactured the majority of its Children's Publishing products at its manufacturing facility in Sturtevant, WI (the "Manufacturing Facility"), with additional components and services obtained from third party vendors in the United States and abroad. In November 1999, the Company sold its Manufacturing Facility to Artech Printing, Inc. (the "Buyer"). See "Item 2. Properties." Simultaneously with the sale of the Manufacturing Facility, the Company and the Buyer entered into a printing services agreement (the "PSA"), under which the Company is obligated to purchase a substantial portion of the Company's printing and related manufacturing needs from the Buyer for a period of approximately four years. Due to various factors, on January 24, 2001, the Buyer made a voluntary assignment for the benefit of creditors pursuant to Wisconsin State law. Subsequently, on February 27, 2001, twenty-seven employees and one creditor filed an involuntary petition under Chapter 7 of the United States Bankruptcy Code against the Buyer. As a result of the involuntary bankruptcy proceeding, until the PSA is either assumed and assigned or rejected by the trustee, the trustee's ability to perform under the PSA is questionable. The Company's continued relationship with other printers, suppliers and manufacturers in the United States and abroad has enabled the Company to meet its short-term printing and related manufacturing needs previously obtained from the Buyer under the PSA. While the Company has experienced a short-term negative impact relating to its printing and related manufacturing needs, this impact is considered temporary and the Company believes that the aforementioned PSA will not have a significant negative impact on the Company's results of operations for Fiscal 2001 or into the future. See "Item 1-Recent Developments" for additional information.

Employees

The Company and its subsidiaries currently have approximately 440 employees, calculated on a full-time equivalent basis none of whom are represented by labor unions.

In connection with the production of storybooks and coloring/activity books, the Company typically hires writers, illustrators and other creative talent on a freelance, work-for-hire basis to complete its projects.

Recent Developments

Asset Purchase Agreement and Bankruptcy Filing

On June 1, 2001, the Successor Company and five of its direct and indirect subsidiaries, Golden Books Publishing Company, Inc., Golden Books Home Video, Inc., LRM Acquisition Corp., Shari Lewis Enterprises, Inc. and SLE Productions, Inc. (collectively, the "Subsidiaries"), entered into a definitive agreement (the "Asset Purchase Agreement") pursuant to which DIC GB Acquisition Corp. (the "Purchaser"), an affiliate of Bain Capital, LLC, will acquire substantially all of the assets of the Successor Company and the Subsidiaries (including the stock of Golden Books Publishing (Canada), Inc.) and assume certain of the liabilities of the Successor Company and the Subsidiaries for a total purchase price of approximately $70.0 million in cash plus assumed liabilities, and a promissory note in an aggregate principal amount of $7.0 million (the "Buyer Note"). The Buyer Note is an unsecured, junior subordinated note which provides for semi-annual cash interest to be paid at a rate of 12.5% per annum. The issuer of the Buyer Note will be a subsidiary of the Purchaser that owns certain entertainment assets. The final purchase price may be adjusted upon consummation of the Asset Purchase Agreement. There can be no assurance that the transaction contemplated by the Asset Purchase Agreement will be consummated; if consummated, such transaction will likely result in the common stock of the Successor Company having no value, and certain indebtedness of the Successor Company and the Subsidiaries being worth significantly less than face value.

In connection with the Asset Purchase Agreement and as a condition thereto, on June 4, 2001, the Successor Company and the Subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The filings were made in order to implement the aforementioned sale to the Purchaser. Pursuant to Section 363 of the Bankruptcy Code, the Successor Company and the Subsidiaries are seeking authorization and approval to perform under the Asset Purchase Agreement and establish bidding procedures. Pursuant to the terms of the Asset Purchase Agreement, a hearing is to be held twenty days after the motion is filed seeking approval of certain bidding procedures and protections, including a break-up fee and expense reimbursement, to be awarded in certain circumstances (the "Procedure Order"). The Procedure Order will also establish a hearing date of forty days after the Procedure Order is entered to approve the consummation of the Asset Purchase Agreement.

The Successor Company did not deliver its Fiscal 2000 audited consolidated financial statements to the Lenders (as defined) of the Revolving Credit and Term Loan Agreement (as defined) within 90 days after the end of the Successor Company's fiscal year end of December 30, 2000. As a result of not delivering the Fiscal 2000 audited consolidated financial statements on a timely basis, the filing for Chapter 11 and the opinion of the Successor Company's independent auditors on the Company's Fiscal 2000 audited consolidated financial statements including a going concern paragraph (as described below), the Successor Company is in default under terms of both the Revolving Credit and Term Loan Agreement and the indenture governing the Senior Secured Notes (as defined). As a result of these defaults, the underlying debt of the facilities may be declared to be immediately due at any time. The Successor Company has classified the Revolving Credit and Term Loan Agreement and the Senior Secured Notes of approximately $30.6 million and $99.8 million (including approximately $12.8 million in interest paid in the form of additional Senior Secured Notes), respectively, as current liabilities in their consolidated balance sheet as of December 30, 2000.

On June 1, 2001, The CIT Group/Business Credit, Inc. (the "CIT Group") and Foothill Capital Corporation ("Foothill"), and the Successor Company and its Subsidiaries, together with Golden Books Publishing (Canada), Inc., executed a commitment letter setting forth proposed terms for a post-petition Revolving Credit and Term Loan Agreement (the "DIP Facility"). Pursuant to the DIP Facility, the CIT Group, Foothill and the other lenders party to the DIP Facility, if any (such other lenders, together with the CIT Group and Foothill, the "DIP Lenders"), would provide for extensions of credit in an amount sufficient to pay in full amounts outstanding under the existing revolving credit facility of the Successor Company and its Subsidiaries and to provide funds for working capital purposes and for payment of fees that are provided under the terms of the DIP Facility, which fees are customary as to type and amount for transactions of this nature. The terms of the proposed DIP Facility are further described in "ITEM 7. MANAGEMENT'S

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS--Financial Condition, Liquidity and Capital Resources".

The terms of the DIP Facility are subject to the approval of the Bankruptcy Court. Pending such approval, the DIP Lenders would agree to extend credit to the Successor Company and its Subsidiaries on an interim basis. The DIP Lenders' obligations to enter into the DIP Facility and to extend credit thereunder, including any interim financing, are subject to numerous conditions. There can be no assurance that the DIP Facility will be consummated or, if consummated, the extent to which any such extensions of credit will be provided or whether amounts so provided will be sufficient to satisfy the working capital needs of the Successor Company and its Subsidiaries. Moreover, there can be no assurance that the Bankruptcy Court would approve the DIP Facility, if consummated.

It is the Successor Company's policy to account for the excess of reorganization value and long-lived assets at the lower of amortized cost or estimated realizable value. As part of an ongoing review of the valuation and amortization of the excess of reorganization value and long-lived assets of the Successor Company, management assesses the carrying value of the excess of reorganization value and long-lived assets if facts and circumstances suggest that there may be impairment. As a result of the Successor Company entering into the Asset Purchase Agreement to sell substantially all the assets of the Successor Company and the Subsidiaries (including the stock of Golden Books Publishing (Canada), Inc.) to the Purchaser, the Successor Company has determined that the carrying value of the excess of reorganization value and long-lived assets was in excess of their realizable value. Accordingly, the Successor Company has recorded an impairment of assets charge of approximately $74.7 million in the consolidated statement of operations and comprehensive (loss) income for the year ended December 30, 2000.

There can be no assurance that the Asset Purchase Agreement will be consummated with the Purchaser or subsequently confirmed by the Bankruptcy Court, or that the Successor Company will be successful in its efforts to obtain a DIP Facility or that the DIP Facility, if consummated, would be approved by the Bankruptcy Court. If the Successor Company is unable to consummate the Asset Purchase Agreement and obtain confirmation, the Successor Company, its creditors and/or equity security holders may seek other alternatives for the Successor Company, including a reorganization based on a debt for equity swap or the sale of the Successor Company or parts thereof through an auction process. If the Asset Purchase Agreement or any other sale transaction is not consummated, the Successor Company's ability to continue as a going concern is contingent upon, among other things, the Successor Company's ability to negotiate a plan of reorganization that will be approved by the Bankruptcy Court. If the Successor Company is unsuccessful in its efforts to obtain a DIP Facility or if the Bankruptcy Court does not approve the DIP Facility, the resulting lack of liquidity will seriously impair its ability fund operations and to consummate the transactions contemplated by the Asset Purchase Agreement.

Among other items and as a result of the aforementioned, the Successor Company's independent auditors report on the consolidated financial statements as of and for the year ended December 30, 2000 includes a going concern paragraph. The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern and they do not include any adjustments relating to the recoverability and classifications of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties.

Artech Printing, Inc.

In November 1999, the Company sold its Manufacturing Facility to the Artech Printing, Inc. (the "Buyer"). Simultaneous with the sale of the Manufacturing Facility, the Company and the Buyer entered into a PSA. Pursuant to the terms of the PSA, the Company is obligated to purchase a substantial portion of the Company's printing and manufacturing needs from the Buyer for a period of approximately four years. In connection with the sale, the Buyer also assumed the Company's existing lease obligations relating to the property. The Buyer then sublet a portion of the property back to the Company for use as the Company's administrative offices.

Due to various factors, on January 24, 2001, the Buyer made a voluntary assignment for the benefit of creditors pursuant to Wisconsin State law. Subsequently, on February 27, 2001, twenty-seven employees and one creditor filed an involuntary petition under Chapter 7 of the United States Bankruptcy Code against the Buyer. As a result of the involuntary bankruptcy proceeding, until the PSA is either assumed and assigned or rejected by the trustee marshalling the assets of the Buyer, the continued effectiveness of the PSA is questionable.

As a result, the Company has outsourced production orders, as allowed under the terms of the PSA, that were to be manufactured by the Buyer. The Company's continued relationship with other printers, suppliers and manufacturers in the United States and abroad has enabled the Company to meet its short-term printing and related manufacturing needs previously supplied by the Buyer under the PSA. While the Company has experienced a short-term negative impact relating to its printing and related manufacturing needs, this impact is considered temporary and the Company believes that the aforementioned will not have a significant negative impact on the Company's results of operations for Fiscal 2001 or into the future.

In connection with the sale of the Manufacturing Facility, the Buyer in partial satisfaction of payment of the purchase price deposited approximately $5.0 million into an escrow account to secure the Company's indemnification obligations under the purchase agreement and to secure the obligations of the Company and the Buyer under the PSA.

In connection with the sale of the Manufacturing Facility, the Company received preferred stock of the Buyer, which was valued at $2.7 million. As a result of the involuntary bankruptcy under Chapter 7, the preferred stock is deemed to have no value. Accordingly, the Company recorded an impairment of its investment of $2.7 million related to the preferred stock of the Buyer during the fourth quarter ended December 30, 2000.

On January 31, 2001, the Company received notice from the landlord of the property that the Company's sublease with the Buyer for the administrative office was terminated as a result of the Buyer's breach of the existing lease, which the Buyer had assumed. As of February 1, 2001, the Company elected to continue to occupy the administrative office space pursuant to the terms of a license, which had been negotiated at the time of the sale of the Manufacturing Facility to the Buyer. Under the terms of the license, the Company may occupy the administrative office space for a period up to, but not in excess of, six months (July 31, 2001). The Company is currently evaluating future options that will meet its needs. In addition, under the terms of license agreement, the Company is obligated to pay up to, but not in excess, of $1.0 million, to the landlord of the property certain amounts owed by the Buyer as a result of the Buyer's breach of the lease.

The Reorganization

On January 27, 2000, the Company, as well as Golden Books Publishing and Golden Books Home Video, Inc., formally emerged from protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), under which it filed for reorganization in February 1999. Significant components of the Amended Joint Plan of Reorganization (as defined) were approved by the Bankruptcy Court on December 22, 1999. The Company has applied the reorganization and fresh-start accounting adjustments as required by The American Institute of Public Accountants' Statement of Position "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") to the consolidated balance sheet as of December 25, 1999.

The following is a summary of the Amended Joint Plan of Reorganization:

o Senior Notes of $150.0 million were converted into (i) new Senior Secured Notes (as defined) in the principal amount of $87.0 million due 2004, with interest at the rate of 10.75%, if paid in cash, or, at the Company's option for the first three years, 14.25% payable in kind, and (ii) 42.5% of the Successor Company's common stock issued post recapitalization, prior to dilution (4,250,000 shares). The Senior Secured Notes are secured by the existing collateral which had already been granted to the holders of the Senior Notes as well as certain additional collateral.

o Trust Originated Preferred Securities (the "TOPrS") indebtedness of $109.8 million was converted into 50% of the Successor Company's common stock issued post recapitalization, prior to dilution (5,000,000 shares).

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

o Shares of preferred and common stock of the Company outstanding at January 27, 2000 ("Old Company Stock") were cancelled and holders of Old Company Stock received warrants to purchase an aggregate of 525,000 shares of the Successor Company's common stock at an exercise price of $23.03 per share, issued post recapitalization, prior to dilution, allocated two-thirds to the holders of preferred stock and one-third to the common holders of stock.

o The Company issued, pursuant to the Company's 1999 Equity Award Plan, 233,889 restricted shares of the Successor Company's common stock to Richard E. Snyder and 703,193 options to purchase an equal number of shares of Successor Company common stock to senior management and non-employee directors. 232,361 options to purchase an equal number of shares of the Successor Company's common stock are subject to further grants. See "Item 11. Executive Compensation".

Under the terms of the Amended Joint Plan of Reorganization, all pre-petition trade creditors with undisputed claims would be paid in full with interest accrued thereon at 4.25%.

For additional information with respect to the Amended Joint Plan of Reorganization see Note 3 to the Company's Consolidated Financial Statements contained herein.

Fresh-start Accounting

The consolidated balance sheet information at December 30, 2000 and December 25, 1999 and the consolidated statements of operations and cash flows for the year ended December 30, 2000 reflect the consummation of the Amended Joint Plan of Reorganization and the application of the principles of "Fresh-start" accounting in accordance with the provisions of SOP-90-7. Accordingly, such financial information is not comparable to the Company's historical financial information prior to December 25, 1999.

ITEM 2. PROPERTIES

The principal properties currently used by the Company in the conduct of its business are the following:

The Company's corporate offices, publishing and principal sales offices are located in leased premises on three floors at 888 Seventh Avenue in New York City and are used by all business segments of the Company. The lease covering 55,000 square feet expires on July 31, 2013. The Company believes that the space covered by the lease is adequate for its needs.

The Company's principal administrative offices are located in a 68,000 square foot leased facility in Sturtevant, WI and are used by all business segments of the Company. As more fully discussed in "Item 1-Recent Events", on February 1, 2001 the Company elected to continue to occupy the administrative offices pursuant to the terms of a license, which had been negotiated at the time of the sale of the Manufacturing Facility. Under the terms of the license, the Company may occupy the administrative offices for a period of up to, but not in excess of, six months (July 31, 2001). The Company is currently evaluating future options that will meet its needs.

The Company's principal warehousing and distribution facilities are located in a 403,000 square foot building owned by the Company and located in Crawfordsville, Indiana. This location services the Consumer Products business segment of the Company.

In addition, the Company rents several other smaller properties that are used for administration, sales offices and warehousing.

ITEM 3. LEGAL PROCEEDINGS

On June 1, 2001, the Successor Company and five of its direct and indirect subsidiaries, Golden Books Publishing Company, Inc., Golden Books Home Video, Inc., LRM Acquisition Corp., Shari Lewis Enterprises, Inc. and SLE Productions, Inc. (collectively, the "Subsidiaries"), entered into a definitive agreement (the "Asset Purchase Agreement") pursuant to which DIC GB Acquisition Corp. (the "Purchaser"), an affiliate of Bain Capital, LLC, will acquire substantially all of the assets of the Successor Company and the Subsidiaries (including the stock of Golden Books Publishing (Canada), Inc.) and assume certain of the liabilities of the Successor Company and the Subsidiaries for a total purchase price of approximately $70.0 million in cash plus assumed liabilities, and a promissory note in an aggregate principal amount of $7.0 million (the "Buyer Note"). The Buyer Note is an unsecured, junior subordinated note which provides for semi-annual cash interest to be paid at a rate of 12.5% per annum. The issuer of the Buyer Note will be a subsidiary of the Purchaser that owns certain entertainment assets. The final purchase price may be adjusted at closing pursuant to the terms of the Asset Purchase Agreement. There can be no assurance that the transaction contemplated by the Asset Purchase Agreement will be consummated; if consummated, such transaction will likely result in the common stock of the Successor Company having no value, and certain indebtedness of the Successor Company and the Subsidiaries being worth significantly less than face value.

In connection with the Asset Purchase Agreement and as a condition thereto, on June 4, 2001, the Successor Company and the Subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The filings were made in order to implement the aforementioned sale to the Purchaser. Pursuant to Section 363 of the Bankruptcy Code, the Successor Company and the Subsidiaries are seeking authorization and approval to perform under the Asset Purchase Agreement and establish bidding procedures. Pursuant to the terms of the Asset Purchase Agreement, a hearing is to be held twenty days after the motion is filed seeking approval of certain bidding procedures and protections, including a break-up fee and expense reimbursement, to be awarded in certain circumstances (the "Procedure Order"). The Procedure Order will also establish a hearing date of forty days after the Procedure Order is entered to approve the consummation of the Asset Purchase Agreement.

In accordance with the Amended Joint Plan of Reorganization, the Company is working to resolve the few remaining disputed claims of pre-petition trade creditors in the Bankruptcy Court for the Southern District of New York and paying all remaining pre-petition trade creditors with undisputed claims all amounts due with interest.

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

On November 14, 1996, the Michigan Department of Environmental Quality requested that corrective actions be taken at the Company's former Fulford Street Property site located in Kalamazoo, Michigan as a result of the discovery on November 8, 1996 of a leaking underground storage tank system. Sampling results taken pursuant to the corrective action plan for this site indicated the presence of groundwater contamination at levels exceeding the Michigan Department of Environmental Quality standards in one of six groundwater samples. Additional sampling undertaken to determine the source of the contamination has not conclusively determined whether the source of the contamination originated from the site. Current estimates indicate that future costs associated with this release are not expected to exceed $200,000. However, in the event that the contamination is determined to originate from the site and has migrated off the site, these costs could increase.

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

In 1991 the EPA issued a unilateral administrative order (the "1991 Order") to the Company and four other PRPs, requiring the Company and the other PRPs to perform a remedial design and remedial action at the Hertel Landfill Superfund Site in Plattekill, New York. The Company did not agree to comply with the 1991 Order. The EPA subsequently sued the Company and other PRPs seeking recovery of its costs at this site. Various PRPs in the litigation brought claims for contribution against each other and the Company. The Company settled its liability to the United States for noncompliance with the 1991 Order and agreed to comply with the 1991 Order by implementing the remedy at the site, which is now estimated to cost up to $4.9 million, excluding potential groundwater remediation costs. On July 9, 1998, the Company and other PRPs entered into a consent decree with the United States and the State of New York to resolve their alleged liability for past response costs and formalize their agreement to perform the remedy at the site. Under the consent decree, the Company and the other settling parties are jointly and severally obligated to perform the remedy and reimburse certain governmental past and future costs. The Company has paid approximately $1.7 million toward remedial costs since 1996 and has completed construction of the landfill cap. The Company's share of future costs for operation and maintenance of the cap and landfill monitoring are expected to be less than $500,000. The Company's share of the government's future costs is expected to be approximately $170,000.

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

On December 13, 2000, the Company received from the New York State Department of Environmental Conservation a Request For Information (the "Request"), which indicated that the Company may be a PRP, in connection with the Amenia Town Landfill. In responding to the Request, the Company indicated that it had no knowledge of any waste generated by the Company that had been transported to or disposed of at the Amenia Landfill. The Company has not has received further communications from the State of New York with respect to this site.

In addition to these environmental matters, the Company is party to the following legal proceedings.

Live Entertainment, Inc. (Artisan Entertainment, Inc.) filed an action in December 1998 in the California Superior Court against the Company to recover damages in excess of $2.3 million as a result of the Company allegedly breaching certain of its obligations under a licensing agreement. During the quarter ended September 23, 2000, the Company reached a settlement with Live Entertainment, Inc. pursuant to which it paid approximately $1.5 million in settlement and dismissal of the action. Simultaneous with the settlement, the Company released a reserve related to the action which resulted in a reduction of cost of sales of $1.0 million during the quarter ended September 23, 2000. In connection with the settlement, the dispute between the Company and Live Entertainment, Inc. concerning royalties due under the licensing agreement will be arbitrated. The Company has appropriately established a reserve for the royalty due in the event of an adverse arbitration ruling.

The Company filed an action in 1994 in the United States District Court, Eastern District of Wisconsin captioned as Western Publishing Company, Inc. v. MindGames, Inc. seeking a declaration of rights in regard to the Company's alleged breach of various of its obligations under its licensing agreement with the defendant for distribution through 1994 of the adult board game known as "Clever Endeavor." The District Court granted the Company's two motions for partial summary judgment, dismissing MindGames, Inc.'s claims to recover lost profits and unpaid renewal fees. MindGames, Inc. dismissed its remaining claims, which the Company estimated to be approximately $120,000, without prejudice pending appeal on the summary judgment rulings. The Seventh Court affirmed these rulings on June 22,

2000. In connection with these rulings, the Company reversed an accrual of $1.0 million, which is shown as a reduction of selling, general and administrative expenses in the Company's Fiscal 2000 Consolidated Statement of Operations. On August 8, 2000, MindGames, Inc. filed a new action in the United States District Court for the Eastern District of Wisconsin, seeking $5.0 million for claims it contends remain, despite the summary judgment rulings. On October 16, 2000, the Company filed a motion to dismiss this new action, or decision on which is pending. Based upon the summary judgment rulings, the Company believes that MindGames new action is merit less, and that this new action will not have a significant effect on the Company's results of operations.

In consideration of the aforementioned matters, the Company has recorded accruals in the "deferred compensation and other deferred liabilities" account of approximately $5.4 million in the consolidated balance sheet at December 30, 2000.

While it is not feasible to predict or determine the outcomes of these aforementioned proceedings, it is the opinion of management that they maintain adequate reserves in the consolidated balance sheet at December 30, 2000.

The Company and its subsidiaries are parties to certain other legal proceedings which are incidental to their ordinary business, none of which the Company believes are material to the Company and its subsidiaries taken together as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Richard E. Snyder
Age: 67

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

Richard Collins
Age: 49

Mr. Collins has served as Golden Books Publishing Company, Inc.'s Chief Operating Officer since June 1998. From July 1997 until June 1998, he served as the Company's Executive Vice President, Director of Sales and Retail Marketing. From October 1991 to July 1997, Mr. Collins was employed at Unilever/Lipton, most recently as Vice President, Strategic Customer Management.

Philip Galanes
Age: 37

Mr. Galanes has served as Chief Administrative Officer of the Company since November 1998. Since December 1996 he has served as the Company's General Counsel and Vice President, Legal Affairs. From January 1995 to November 1996, Mr. Galanes was an associate at the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Previously, Mr. Galanes was an associate at the law firm of Debevoise & Plimpton.

Colin Finkelstein
Age: 40

Mr. Finkelstein has served as Executive Vice President and Chief Financial Officer of the Company since January 1999. He served as Senior Vice President, Finance and Planning of the Company and Executive Vice President, General

Manager of the Company's Children's Publishing division from October 1996 until January 1999. From November 1988 until September 1996, Mr. Finkelstein was employed by EMI Music, Inc., most recently as Vice President, Controller.

                                     PART II
          ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

                            STOCKHOLDERS' INFORMATION

COMMON STOCK PRICES

The Successor Company's common stock, par value $.01 per share is quoted on the OTC Bulletin Board (symbol GBKF). The Predecessors Company's common stock, par value $.01 per share had historically been quoted on the Nasdaq National Market System (symbol GBFE). The following table sets forth the range of prices of the Predecessor Company and the Successor Company's common stock (which in each case represent actual transactions), by quarter, as provided by the National Association of Securities Dealers, Inc.

Fiscal Year Ended December 30, 2000 (Successor Company, symbol GBKF)

--------------------------------------------------------------------------------

                            High       Low
                            ----       ---

First Quarter (1)               3    1 3/4
Second Quarter              1 5/8    13/16
Third Quarter               15/16      1/2
Fourth Quarter               9/16      1/8

Fiscal Year Ended December 25, 1999  (Predecessor Company, symbol GBFE)
--------------------------------------------------------------------------------

                            High       Low
                            ----       ---

First Quarter             3 5/16      9/32
Second Quarter               5/8      7/32
Third Quarter                1/2     11/64
Fourth Quarter               1/4      3/32

(1) Quotation of bid and ask prices for the Successor Company's common stock commenced on February 9, 2000.

As of May 24, 2001, there were approximately 680 record holders of the Company's common stock.

The Successor Company's common stock had a bid price as quoted on the OTC Bulletin Board on May 24, 2001 of $0.075.

DIVIDEND POLICY

Holders of the Company's Common Stock are entitled to receive such dividends as may be lawfully declared by the Board of Directors. Dividends were not paid in Fiscal 1999 or Fiscal 2000. Management does not currently anticipate the payment of cash dividends on the Company's common stock in the foreseeable future.

In addition, the Company's current financing arrangements restrict the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data below is derived from the consolidated financial statements of the Successor and Predecessor Companies, and should be read in conjunction with the consolidated financial statements of the Successor and Predecessor Companies and the notes thereto included elsewhere herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements." In 1996 the Predecessor Company changed its fiscal year end so as to end on the last Saturday of December in each year. As a result, the fiscal 1996 results from operations are not necessarily comparable to other periods as presented.

The consolidated statement of operations information for the year ended December 30, 2000 and the consolidated balance sheet information at December 30, 2000 and December 25, 1999 reflect the Company's Amended Joint Plan of Reorganization and the application of the principles of "fresh-start" accounting in accordance with the provisions of SOP 90-7. Accordingly, such financial information is not comparable to the Company's historical financial information prior to December 25, 1999. Net income (loss) per basic and dilutive common share is not presented prior to the year ended December 30, 2000 as the information would not be meaningful due to the recapitalization of the Company in accordance with the Amended Joint Plan of Reorganization (in thousands except for per share data).

                                                             Successor   |
                                                              Company    |                      PREDECESSOR COMPANY
                                                             ------------|-------------------------------------------------------
                                                                         |
                                                                         |                                           11 Months
                                                              Year Ended |               Year Ended                    Ended
                                                             ------------|-----------------------------------------
                                                             December 30,| December 25,  December 26,  December 27,  December 28,
                                                                2000     |    1999          1998          1997          1996
                                                                ----     |    ----          ----          ----          ----
Income Statement Data:                                                   |
Revenues                                                                 |
    Net sales                                                 $ 138,466  |  $ 153,392     $ 182,013     $ 242,481     $ 254,046
    Royalties and other income                                   10,488  |     12,379        12,213         1,080           959
                                                              ---------  |  ---------     ---------     ---------     ---------
        Total revenues                                          148,954  |    165,771       194,226       243,561       255,005
                                                              ---------  |  ---------     ---------     ---------     ---------
                                                                         |
Costs and expenses:                                                      |
    Cost of sales                                                83,895  |    111,421       181,141       176,238       231,792
    Selling, general and administrative                          73,765  |     79,041        98,293       111,307       142,721
    (Gains) losses on sales of assets                                --  |     (7,300)        1,762       (10,786)       65,741
    Impairment of assets                                         74,684  |         --        15,309            --            --
                                                              ---------  |  ---------     ---------     ---------     ---------
        Total costs and expenses                                232,244  |    183,162       296,505       276,759       440,254
                                                              ---------  |  ---------     ---------     ---------     ---------
                                                                         |
Loss before impairment of investment, other income,                      |
        reorganization items, fresh-start                                |
        valuation, distributions on Guaranteed Preferred                 |
        Beneficial Interests in the Company and                          |
        Golden Books Publishing Company, Inc.'s                          |
        Convertible Debentures, interest expense, net,                   |
        (benefit) provision for income taxes and                         |
        extraordinary item                                      (83,390) |    (17,391)     (102,279)      (33,198)     (185,249)
                                                                         |
Impairment of investment                                         (2,700) |         --            --            --            --
Other income                                                        608  |         --            --            --            --
Reorganization items                                                 --  |    (21,329)           --            --            --
Fresh-start valuation                                                --  |     77,007            --            --            --
Distributions on Guaranteed Preferred Beneficial Interests               |
    in the Company and Golden Books Publishing Company,                  |
    Inc.'s Convertible Debentures                                    --  |     (1,628)      (10,282)      (10,282)       (3,597)
Interest expense, net of interest income                        (14,960) |     (3,366)      (16,704)       (6,163)       (6,764)
                                                              ---------  |  ---------     ---------     ---------     ---------
                                                                         |
(Loss) income  before (benefit) provision for income                     |
    taxes, and extraordinary item                              (100,442) |     33,293      (129,265)      (49,643)     (195,610)
(Benefit) provision for income taxes                               (175) |       (590)         (666)           37         1,893
                                                              ---------  |  ---------     ---------     ---------     ---------
(Loss) income  before extraordinary item                       (100,267) |     33,883      (128,599)      (49,680)     (197,503)
                                                                         |
Extraordinary item-early extinguishment of debt                      --  |    151,956            --            --            --
                                                              ---------  |  ---------     ---------     ---------     ---------
Net (loss) income                                             $(100,267) |  $ 185,839     $(128,599)    $ (49,680)    $(197,503)
                                                              =========  |  =========     =========     =========     =========
                                                                         |
Weighted average basic and dilitive                                      |
    common shares                                                10,234  |
                                                              =========  |
                                                                         |
Net loss per basic and diluted common                                    |
    share                                                     $   (9.80) |
                                                              =========  |


                                                  Successor Company     |            Predecessor Company
                                            ----------------------------|-------------------------------------------
                                            December 30,   December 25, | December 26,   December 27,   December 28,
                                               2000           1999      |    1998            1997           1996
                                               ----           ----      |    ----            ----           ----
                                                                        |
    Working (deficiency) capital            $(114,484)     $  (4,563)   | $(267,997)      $  95,780      $ 168,210
    Total assets                              170,193        289,998    |   254,951         323,164        367,235
                                                                        |
    Long-term debt (including amount                                    |
    shown as current)                         130,434        109,134    |   150,000         149,897        149,862
                                                                        |
    Guaranteed preferred beneficial                                     |
        interests in the Company and                                    |
        Golden Books Publishing                                         |
        Company, Inc.'s Convertible                                     |
        Debentures                                 --             --    |   115,000         110,707        110,488
    Common stockholders' (deficit)                                      |
        equity                                (50,434)        49,750    |  (189,081)        (61,309)       (19,637)
                                                                        |
---------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following should be read in conjunction with the audited consolidated financial statements of Golden Books Family Entertainment, Inc. and Subsidiaries (the "Company") at December 30, 2000 and December 25,1999 and for each of the three years in the period ended December 30, 2000.

This Annual Report on Form 10-K and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as "Item 1-Business" and "Item 3-Legal Proceedings," contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Successor Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements as a result of many factors, including factors that may be beyond the Successor Company's control. On June 1, 2001, the Successor Company and five of its direct and indirect subsidiaries, Golden Books Publishing Company, Inc., Golden Books Home Video, Inc., LRM Acquisition Corp., Shari Lewis Enterprises, Inc. and SLE Productions, Inc. (collectively, the "Subsidiaries"), entered into a definitive agreement (the "Asset Purchase Agreement") pursuant to which DIC GB Acquisition Corp. (the "Purchaser"), an affiliate of Bain Capital, LLC, will acquire substantially all of the assets of the Successor Company and the Subsidiaries (including the stock of Golden Books Publishing (Canada), Inc.) and assume certain of the liabilities of the Successor Company and the Subsidiaries. There can be no assurance that the transaction contemplated by the Asset Purchase Agreement will be consummated; if consummated, such transaction will likely result in the common stock of the Successor Company having no value, and certain indebtedness of the Successor Company and the Subsidiaries being worth significantly less than face value. In connection with the Asset Purchase Agreement and as a condition thereto, On June 4, 2001, the Successor Company and Subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The filings were made in order to implement the aforementioned sale to the Purchaser. In connection with the filing by the Successor Company and the Subsidiaries for relief under Chapter 11 of the Bankruptcy Code, the Successor Company and the Subsidiaries are currently attempting to negotiate a debtor-in-possession credit facility (the "DIP Facility"). If the Successor Company is unable to consummate the Asset Purchase Agreement and obtain confirmation and successfully obtain a DIP Facility, the Successor Company, its creditors and/or equity security holders may seek other alternatives for the Successor Company, including a reorganization based on a debt for equity swap or the sale of the Successor Company or parts thereof through an auction process. If the Asset Purchase Agreement or any other sale transaction is not consummated, the Successor Company's ability to continue as a going concern is contingent upon, among other things, the Successor Company's ability to negotiate a plan of reorganization that will be approved by the Bankruptcy Court.

Other factors that may cause actual results of operations and future financial condition to differ from those expressed or implied in any forward-looking statements contained herein include the change in trading terms with key customers, the outcome of issues related to Artech Printing, Inc., the loss of key licenses, adverse changes in relationships with key customers, the degree of acceptance of new product introductions, the level of product returns, changes in consumer preferences, such as the growth of computer-based products, and consumer spending habits, competition from existing and potential competitors, pricing pressures, costs of labor and other costs and expenses, demographics and general economic conditions. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements contained herein or that may be made from time to time by or on behalf of the Company.

Asset Purchase Agreement and Bankruptcy Filing

On June 1, 2001, the Company and five of its direct and indirect subsidiaries, Golden Books Publishing Company, Inc., Golden Books Home Video, Inc., LRM Acquisition Corp., Shari Lewis Enterprises, Inc. and SLE Productions, Inc. (collectively, the "Subsidiaries"), entered into a definitive agreement (the "Asset Purchase Agreement") pursuant to which DIC GB Acquisition Corp. (the "Purchaser"), an affiliate of Bain Capital, LLC, will acquire substantially all of the assets of the Company and the Subsidiaries (including the stock of Golden Books Publishing (Canada), Inc.) and assume certain of the liabilities of the Company and the Subsidiaries for a total purchase price of approximately $70.0 million in cash plus assumed liabilities, and a promissory note in an aggregate principal amount of $7.0 million (the "Buyer Note"). The Buyer Note is an unsecured, junior subordinated note which provides for semi-annual cash interest to be paid at a rate of 12.5% per annum. The issuer of the Buyer Note will be a subsidiary of the Purchaser that owns certain entertainment assets. The final purchase price may be adjusted upon consummation of the Asset Purchase Agreement. There can be no assurance that the transaction contemplated by the Asset Purchase Agreement will be consummated; if consummated, such transaction will likely result in the common stock of the Company having no value, and certain indebtedness of the Company and the Subsidiaries being worth significantly less than face value.

In connection with the Asset Purchase Agreement and as a condition thereto, on June 4, 2001, the Company and the Subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The filings were made in order to implement the aforementioned sale to the Purchaser. Pursuant to Section 363 of the Bankruptcy Code, the Company and the Subsidiaries are seeking authorization and approval to perform under the Asset Purchase Agreement and establish bidding procedures. Pursuant to the terms of the Asset Purchase Agreement, a hearing is to be held twenty days after the motion is filed seeking approval of certain bidding procedures and protections, including a break-up fee and expense reimbursement, to be awarded in certain circumstances (the "Procedure Order"). The Procedure Order will also establish a hearing date of forty days after the Procedure Order is entered to approve the consummation of the Asset Purchase Agreement.

The Company did not deliver its Fiscal 2000 audited consolidated financial statements to the Lenders (as defined) of the Revolving Credit and Term Loan Agreement (as defined) within 90 days after the end of the Company's fiscal year end of December 30, 2000. As a result of not delivering the Fiscal 2000 audited consolidated financial statements on a timely basis, the filing for Chapter 11 and the opinion of the Company's independent auditors on the Company's Fiscal 2000 audited consolidated financial statements including a going concern paragraph (as described below), the Company is in default under terms of both the Revolving Credit and Term Loan Agreement and the indenture governing the Senior Secured Notes (as defined). As a result of these defaults, the underlying debt of the facilities may be declared to be immediately due at any time. The Company has classified the Revolving Credit and Term Loan Agreement and the Senior Secured Notes of approximately $30.6 million and $99.8 million (including approximately $12.8 million in interest paid in the form of additional Senior Secured Notes), respectively, as current liabilities in their consolidated balance sheet as of December 30, 2000.

On June 1, 2001, The CIT Group/Business Credit, Inc. (the "CIT Group") and Foothill Capital Corporation ("Foothill"), and the Company and the Subsidiaries, together with Golden Books Publishing (Canada), Inc., executed a commitment letter setting forth proposed terms for a post-petition Revolving Credit and Term Loan Agreement (the "DIP Facility"). Pursuant to the DIP Facility, the CIT Group, Foothill and the other lenders party to the DIP Facility, if any (such other lenders, together with the CIT Group and Foothill, the "DIP Lenders"), would provide for extensions of credit in an amount sufficient to pay in full amounts outstanding under the existing revolving credit facility of the Company and the Subsidiaries and to provide funds for working capital purposes and for payment of fees that are provided under the terms of the DIP Facility, which fees are customary as to type and amount for transactions of this nature. The terms of the proposed DIP Facility are further described in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Financial Condition, Liquidity and Capital Resources".

The terms of the DIP Facility are subject to the approval of the Bankruptcy Court. Pending such approval, the DIP Lenders would agree to extend credit to the Company and the Subsidiaries on an interim basis. The DIP Lenders' obligations to enter into the DIP Facility and to extend credit thereunder, including any interim financing, are subject to numerous conditions. There can be no assurance that the DIP Facility will be consummated or, if consummated, the extent to which any such extensions of credit will be provided or whether amounts so provided will be sufficient to satisfy the working capital needs of the Company and the Subsidiaries. Moreover, there can be no assurance that the Bankruptcy Court would approve the DIP Facility, if consummated.

It is the Company's policy to account for the excess of reorganization value and long-lived assets at the lower of amortized cost or estimated realizable value. As part of an ongoing review of the valuation and amortization of the excess of reorganization value and long-lived assets of the Company, management assesses the carrying value of the excess of reorganization value and long-lived assets if facts and circumstances suggest that there may be impairment. As a result of the Company entering into the Asset Purchase Agreement to sell substantially all the assets of the Company and the Subsidiaries (including the stock of Golden Books Publishing (Canada), Inc.) to the Purchaser, the Company determined that the carrying value of the excess of reorganization value and long-lived assets was in excess of their realizable value. Accordingly, the Company has recorded an impairment of assets charge of approximately $74.7 million in the consolidated statement of operations and comprehensive (loss) income for the year ended December 30, 2000.

There can be no assurance that the Asset Purchase Agreement will be consummated with the Purchaser or subsequently confirmed by the Bankruptcy Court, or that the Company will be successful in its efforts to obtain a DIP Facility or that the DIP Facility, if consummated, would be approved by the Bankruptcy Court. If the Company is unable to consummate the Asset Purchase Agreement and obtain confirmation, the Company, its creditors and/or equity security holders may seek other alternatives for the Company, including a reorganization based on a debt for equity swap or the sale of the Company or parts thereof through an auction process. If the Asset Purchase Agreement or any other sale transaction is not consummated, the Company's ability to continue as a going concern is contingent upon, among other things, the Company's ability to negotiate a plan of reorganization that will be approved by the Bankruptcy Court. If the Company is unsuccessful in its efforts to obtain a DIP Facility or if the Bankruptcy Court does not approve the DIP Facility, the resulting lack of liquidity will seriously impair its ability fund operations and to consummate the transactions contemplated by the Asset Purchase Agreement.

Among other items and as a result of the aforementioned, the Company's independent auditors report on the consolidated financial statements as of and for the year ended December 30, 2000 includes a going concern paragraph. The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern and they do not include any adjustments relating to the recoverability and classifications of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties.

The operating performance of entertainment companies, such as the Company, is measured, in part, by their ability to generate EBITDA. Further, the Company uses EBITDA as the primary indicator of its operating performance and secondarily as a measure of liquidity. The Company defines "EBITDA" as earnings before interest, taxes, depreciation and amortization and impairment of assets. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principals ("GAAP"), the Company believes that the entertainment industry accepts EBITDA as a generally recognized measure of performance and analysts who report publicly on the performance of entertainment companies use EBITDA. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with GAAP. EBITDA, as the Company calculates it, may not be comparable to calculations of similarly titled measures presented by other companies.

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

Under fresh-start accounting, a new reporting entity was deemed to have been created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the Effective Date. As used herein, Successor Company refers to Golden Books Family Entertainment, Inc. and Subsidiaries from the Effective Date and Predecessor Company refers to Golden Books Family Entertainment, Inc. and Subsidiaries prior to the Effective Date.

The Company has two business segments, which it operates primarily through its principal operating subsidiary, Golden Books Publishing Company, Inc. ("Golden Books Publishing"): (1) Consumer Products, which includes its Children's Publishing division, including internet operations and until its sale in April 1999, the Adult Publishing division, and (2) Entertainment, which operates as the Golden Books Entertainment Group ("GBEG") division.

Fiscal Year Ended December 30, 2000 (Successor Company) Compared to Fiscal Year Ended December 25, 1999 (Predecessor Company)

Revenues

Total revenues for Fiscal 2000 decreased $16.9 million (10.2%) to $148.9 million compared to $165.8 million for Fiscal 1999. Revenues from ongoing operations for Fiscal 2000 decreased $8.4 million (5.3%) to $148.9 million, compared to $157.3 million for Fiscal 1999. Fiscal 1999 included combined revenues of $8.5 million from the Adult Publishing business and other segments which were sold in 1999. Revenues decreased in the Consumer Products, Entertainment and other segments due to the factors described below.

Consumer Product revenues decreased $7.1 million (5.2%) to $128.8 million for Fiscal 2000 compared to $135.9 million for Fiscal 1999. Children's Publishing revenues decreased $3.8 million to $128.8 million for Fiscal 2000 compared to $132.6 million for Fiscal 1999. The decrease in Children's Publishing revenue was due primarily to lower sales of Pokemon licensed product, partially offset by sales of Powerpuff Girls, Scooby-Doo, Disney and Barbie licensed product through mass market retailers (Wal-Mart, K-Mart, Target), other trade retailers (Barnes and Noble, Walden Books) and international channels, as well as the collection of $1.3 million related to the settlement of a customer minimum purchase commitment dispute. Additionally, Consumer Product revenue decreased in Fiscal 2000 as a result of the sale of the Adult Publishing division which generated revenue of $3.3 million in Fiscal 1999 prior to its sale in April of that year.

Entertainment revenues decreased $4.6 million (18.6%) to $20.1 million for Fiscal 2000 compared to $24.7 million for Fiscal 1999. The decrease is primarily attributable to the timing of the execution of multi-year television licensing contracts. In Fiscal 2000, the Company recorded $2.3 million in television related revenues from a multi-year license agreement for the cable television rights for Frosty the Snowman and Rudolph the Red Nosed Reindeer as compared to $6.0 million in television related revenues in Fiscal 1999 generated by a multi-year license agreement for the more lucrative broadcast television rights.

Other segments, which previously contained the Commercial Products business until its sale in November 1999, had revenues of $5.2 million in Fiscal 1999.

Gross Profit

Total gross profit increased $10.8 million (19.9%) to $65.1 million for Fiscal 2000, from $54.3 million for Fiscal 1999. As a percentage of revenues, total gross profit margin increased to 43.7% for Fiscal 2000 from 32.8% for Fiscal 1999. The increase was attributable to improved gross profit margins in the Consumer Products segment and Entertainment segment as discussed below.

Consumer Products gross profit increased $10.4 million to $52.8 million for Fiscal 2000, compared to $42.4 million for Fiscal 1999. As a percentage of revenues, Consumer Products gross profit margin increased to 41.0% for Fiscal 2000 from 31.2% for Fiscal 1999. The improvement in gross profit margin was primarily attributable the Company's ongoing efforts to move its product mix toward more profitable formats, the Company's ability to enter into licensing agreements with more favorable terms to the Company and reduced manufacturing costs (primarily as a result of the sale of the Manufacturing Facility in November 1999), royalty guarantee costs, and pre-production costs. Also, in the fourth quarter of fiscal 2000, the Company released an accrual of $1.2 million related to the favorable conclusion of a royalty audit resulting in reduced cost of sales.

Entertainment gross profit increased $0.4 million to $12.3 million in Fiscal 2000 compared to $11.9 million for Fiscal 1999. The increase was due primarily to lower royalty costs related to television licensing, lower film amortization costs resulting from the revaluation of the Company's film library following the Company's emergence from Bankruptcy proceedings and lower direct costs related to the Company's home video business due in part to the favorable settlement of a distributor dispute of $1.0 million, whereby the Company reversed an accrual which is shown as a reduction of cost of goods sold in Fiscal 2000, partially offset by lower revenues, as discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $5.2 million to $73.8 million for Fiscal 2000 compared to $79.0 million for Fiscal 1999. This decrease is primarily a result of reduced selling and marketing expenses, reduced overhead spending, and the reversals of accruals totaling approximately $1.7 million related to the favorable settlements of a lawsuit and an outstanding franchise and rent tax audit. In addition, the Company received approximately $1.4 million in cast insurance proceeds against production costs incurred in prior years. These decreases were offset by increased amortization expense related to new intangible assets and excess reorganizational value established upon the Company's consummation of its Amended Joint Plan of Reorganization and under the requirements of SOP 90-7, and by increase spending of $1.3 million related to the development of the Company's e-commerce strategy including www.goldenbooks.com.

Impairment of Assets

It is the Company's policy to account for the excess of reorganization value and long-lived assets at the lower of amortized cost or estimated realizable value. As part of an ongoing review of the valuation and amortization of the excess of reorganization value and long-lived assets of the Company, management assesses the carrying value of the excess of reorganization value and long-lived assets if facts and circumstances suggest that there may be impairment. As a result of the Company entering into the Asset Purchase Agreement to sell substantially all their assets to the Purchaser, the Company has determined that the carrying value of the excess of reorganization value and long-lived assets was in excess of their realizable value. Accordingly, the Company has recorded an impairment of assets charge of approximately $74.7 million in the consolidated statement of operations and comprehensive (loss) income for the year ended December 30, 2000.

(Gains) Losses on Sales of Assets

(Gains) losses on sale of assets of ($7.3) million in Fiscal 1999 was comprised of: (i) the sale of the Company's Coffeyville, Kansas Distribution Center for approximately $2.2 million, which resulted in a gain of approximately $1.5 million, (ii) the sale of the Company's operating facility in Canada for approximately $1.9 million, which resulted in a gain of approximately $1.9 million, (iii) the sale of the Company's Adult Publishing business for approximately $10.8 million, which resulted in a gain of approximately $1.7 million and (iv) the sale of the Company's music publishing business for approximately $2.7 million, which resulted in a gain of $2.2 million.

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

Fresh-Start Valuation

The Company recorded $77.0 million in Fresh-Start income in relation to the Company's emergence from protection under Chapter 11 reorganization at December 25, 1999, primarily attributable to the valuation of identifiable intangible assets and the establishment of excess reorganizational value.

Interest Income

Interest income for Fiscal 2000 increased approximately $0.5 million to $0.7 million from $0.2 million for Fiscal 1999.

Interest Expense

Interest expense for Fiscal 2000 increased by $10.5 million to $15.7 million, as compared to $5.2 million (including the distributions on the guaranteed preferred beneficial interest in the Company and Golden Books Publishing's Convertible Debentures) for Fiscal 1999. The increase in interest expense relates to the Company's emergence from Bankruptcy Proceedings and its obligation to record interest on its debt facilities in Fiscal 2000. In Fiscal 1999, the Company stopped recording interest expense relating to its debt facilities effective February 26, 1999 in accordance with the requirements of SOP 90-7.

Impairment of Investment

In November 1999, in connection with the sale of the Manufacturing Facility, the Company received preferred stock of the Buyer with a value of $2.7 million. In the first quarter of 2001, an involuntary bankruptcy proceeding under Chapter 7 of the Bankruptcy Code was filed against the Buyer, which has not been dismissed. Accordingly, the Company recorded an impairment charge of $2.7 million related to the preferred stock during Fiscal 2000.

Income Taxes

The income tax benefit recorded in Fiscal 2000 and Fiscal 1999 results primarily from the favorable settlement and conclusion of the Internal Revenue Service's examination of the Company's tax returns through its year ended January 28, 1995. The Company's reorganization and the associated implementation of fresh-start accounting gave rise to significant items of income for financial reporting purposes that will not be treated as income for tax purposes. The income tax benefit recorded in Fiscal 1998 primarily relates to current year losses of the Company's wholly owned Canadian subsidiary which files separately in that jurisdiction. These losses offset income previously recognized by that subsidiary.

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

If the Section 382(l)(5) bankruptcy exception applies and the Company undergoes another ownership change within two years after the ownership change resulting from its Chapter 11 reorganization, the Company would not be entitled to use any net operating loss carryforwards that accrued prior to such subsequent ownership change to offset taxable income earned following such ownership change.

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

The Company, in conjunction with the Asset Purchase Agreement and filing for Bankruptcy will utilize certain of its tax attributes to offset any potential gains including potential discharge of indebtedness associated with such transactions. Management of the Company believes that it is unlikely to realize any benefit from the net operating loss carryforwards due to certain limitations following the emergence from Bankruptcy.

Extraordinary Item-Gain on Early Retirement of Debt

In 1999, the Company recognized a gain of $152.0 million related to debt discharged in the Company's emergence from Chapter 11 reorganization.

EBITDA

EBITDA increased $8.8 million to $5.3 million in Fiscal 2000, compared to $(3.5) in Fiscal 1999. The increase is due primarily to improved gross margins and a decrease in selling, general and administrative expenses as discussed above.

Net(Loss) Income

The net (loss) income for Fiscal 2000 was $(100.3) million, or $(9.80) per basic and diluted common share, compared to net income of $185.9 million for Fiscal 1999. Pursuant to SOP 90-7, the common stock of the Successor Company was restated to reflect the capitalization of the Successor Company as of the Effective Date of the Amended Joint Plan of Reorganization. Accordingly, earning per share data for Fiscal 1999 is not presented as it would not be meaningful.

Fiscal Year Ended December 25, 1999 (Predecessor Company) Compared to Fiscal Year Ended December 26, 1998 (Predecessor Company)

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

Consumer Product revenues decreased $14.8 million (9.8%) to $135.9 million for Fiscal 1999 compared to $150.7 million for Fiscal 1998. Children's Publishing revenues decreased $9.9 million to $132.6 million for Fiscal 1999 compared to $142.5 million for Fiscal 1998. The decline in Children's Publishing revenue is mainly attributable to the Company's strategic focus on changing the product mix towards more profitable product. Additionally, the Company experienced decreases in sales related to key license products, reduced purchases by certain mass retailers (including Wal-Mart, among others), an overall decrease in the book club business and reduced international sales. These decreases were partially offset by increased revenues generated from product initially introduced in September 1999 associated with the Pokemon license, a price increase on certain product lines in January 1999 and the launch of a new novelty product line in 1999. Revenues from the Adult Publishing business decreased $4.9 million to $3.3 million for Fiscal 1999 compared to $8.2 million for Fiscal 1998. The Company sold the Adult Publishing business in April 1999. Accordingly, Fiscal 1999 does not include any revenue generated from the Adult Publishing business after the sale.

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

Other segments which includes Commercial Products revenues decreased $9.3 million (64%) to $5.2 million for Fiscal 1999 compared to $14.5 million for Fiscal 1998. The Commercial Products business terminated when the Company sold its Manufacturing Facility in November 1999.

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

Until the sale of the Manufacturing Facility as noted above, the Commercial Products segment (recorded in "Other Segments" utilized the Manufacturing Facility and third party manufacturers to provide printing, graphic and distribution services to both the Company and third parties. Commercial Products Segment cost of sales approximated revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $19.3 million to $79.0 million for Fiscal 1999 compared to $98.3 million (including one-time transition costs of $7.8 million) for Fiscal 1998. This decrease is primarily a result of various management initiatives that have streamlined operations and reduced overhead costs.

(Gains) Losses on Sales of Assets

(Gains) losses on sale of assets of ($7.3) million in Fiscal 1999 was comprised of: (i) the sale of the Company's Coffeyville, Kansas Distribution Center for approximately $2.2 million, which resulted in a gain of approximately $1.5 million, (ii) the sale of the Company's operating facility in Canada for approximately $1.9 million, which resulted in a gain of approximately $1.9 million, (iii) the sale of the Company's Adult Publishing business for approximately $10.8 million, which resulted in a gain of approximately $1.7 million and (iv) the sale of the Company's music publishing business for approximately $2.7 million, which resulted in a gain of $2.2 million. (Gains) losses on sales of assets in Fiscal 1998 resulted from a loss of $1.8 million associated with the sale of the Fayetteville, North Carolina facility.

Impairment of Assets

Impairment of assets of $15.3 million in Fiscal 1998 was comprised of: (i) $9.2 million associated with the write-down of the Company's Manufacturing Facility due to recurring losses by the Company's Children's Publishing business primarily due to reduced level of sales, high operating costs (including an unfavorable lease agreement and disadvantageous union contracts) and the underutilization of the facility's capacity, (ii) $1.4 million related to the acceleration of the amortization period of one of the Company's entertainment productions and (iii) $4.7 million principally consisting of a write-off of leasehold improvements associated with the Company's reduction of office space at the New York location.

Reorganization Items

Reorganization items related to the Chapter 11 proceedings in Fiscal 1999 of $21.3 million were comprised of: (i) $8.8 million loss on the sale of the Company's Manufacturing Facility, (ii) $8.8 million in professional fees, (iii) $1.3 million related to the settlement of a class-action lawsuit and (iv) $2.7 million in other costs, partially offset by $0.3 million in interest income.

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

Interest Expense

Interest expense for Fiscal 1999 decreased by $23.5 million to $5.2 million, as compared to $28.7 million (including the distributions on the guaranteed preferred beneficial interest in the Company and Golden Books Publishing's Convertible Debentures) for Fiscal 1998. The Company stopped recording interest expense relating to its debt facilities effective February 26, 1999 in accordance with the requirements of SOP 90-7.

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

EBITDA

EBITDA increased $58.7 million to $(3.5) million in Fiscal 1999, compared to $(62.2) in Fiscal 1998. The increase is due primarily to improved gross margins and a decrease in selling, general and administrative expenses as discussed above.

Net Income (Loss)

The net income (loss) for Fiscal 1999 was $185.8 million compared to a net loss of $(128.6) million for Fiscal 1998. The changes were due to the factors described above. Pursuant to SOP 90-7, the common stock of the Successor Company was restated to reflect the capitalization of the Successor Company as of the effective date of the Amended Joint Plan of Reorganization. Accordingly, earning per share date for Fiscal 1999 and Fiscal 1998 is not presented as it would not be meaningful.

Financial Condition, Liquidity and Capital Resources

On January 27, 2000, the Company, as well as Golden Books Publishing and Golden Books Home Video, Inc., formally emerged from protection under Chapter 11 of the Bankruptcy Code, under which it filed for reorganization in February

1999. Significant components of the Amended Joint Plan of Reorganization were approved by the Bankruptcy Court on December 22, 1999. The Company applied the reorganization and fresh-start accounting adjustments as required by SOP 90-7 to the consolidated balance sheet as of December 25, 1999.

Upon the consummation of the Amended Joint Plan of Reorganization, the Company entered into a revolving credit and term loan agreement consisting of a revolving credit facility of up to $50.0 million and a term loan in the amount of $10.0 million (the "Revolving Credit and Term Loan Agreement"). The revolving portion of the Revolving Credit and Term Loan Agreement in the amount of $50.0 million matures on December 31, 2002 together with all accrued and unpaid interest thereon. The term loan portion of the Revolving Credit and Term Loan Agreement in the amount of $10.0 million is payable in installments by the Company over its three year term with all remaining principal together with all accrued and unpaid interest thereon due in full on December 31, 2002.

Upon consummation of the Amended Joint Plan of Reorganization, the Company entered into an indenture agreement governing the terms of the senior secured notes in the principal amount of $87.0 million (the "Senior Secured Notes") due in full on December 31, 2004 together with all accrued and unpaid interest thereon.

As previously described, the Company did not deliver its Fiscal 2000 audited consolidated financial statements to the Lenders (as defined) of the Revolving Credit and Term Loan Agreement within 90 days after the end of the Company's fiscal year end of December 30, 2000. As a result of not delivering the Fiscal 2000 audited consolidated financial statements on a timely basis, the filing for Chapter 11 as required under the terms of the Asset Purchase Agreement and the opinion of the Company's independent auditors on the Company's Fiscal 2000 audited consolidated financial statements including a going concern paragraph, the Company is in default under the terms of both the Revolving Credit and Term Loan Agreement and the indenture governing the Senior Secured Notes. As a result of these defaults, the underlying debt of the facilities may be declared to be immediately due at any time. The Company has classified the Revolving Credit and Term Loan Agreement and the Senior Secured Notes of approximately $30.6 million and $99.8 million (including approximately $12.8 million in interest paid in the form of additional Senior Secured Notes), respectively, as current liabilities in their consolidated balance sheet as of December 30, 2000.

Cash flow for Fiscal 2000 utilized cash of approximately $3.7 million, compared to cash utilized of approximately $8.8 million for Fiscal 1999.

The Company had cash used in operations of $8.7 million in Fiscal 2000, compared to cash used in operations of $23.2 million for Fiscal 1999. The improvement in cash flow from operations is primarily attributable to the Company's reduction in operating loss due in part to non-recurring Fiscal 1999 reorganizational items, the decrease in accounts receivable associated with lower sales and cash collections as well as a decrease in inventories. These improvements were primarily offset by lower royalty payable balance due to the termination of the Disney license agreement and lower sales in the fourth quarter of Fiscal 2000 as compared to the fourth quarter of Fiscal 1999. Additionally, there were decreases in accounts payable, accrued liability balances due to the payment of pre-bankruptcy liabilities including expenses incurred as a result of Bankruptcy proceedings and payments made to vendors.

Cash used in investing activities in Fiscal 2000 was $3.4 million compared to cash provided by investing activities of $13.7 million in Fiscal 1999. Acquisitions of property, plant and equipment were approximately $3.4 million during in Fiscal 2000, as compared to approximately $2.3 million during Fiscal 1999. In Fiscal 1999, the Company received proceeds from the sale of assets, including the sale of the Manufacturing Facility, of approximately $14.9 million.

Cash provided by financing activities was $8.5 million for Fiscal 2000, as compared to $0.5 million provided by financing activities in Fiscal 1999. The Company had cash provided by financing activities of $8.4 million in the form of additional borrowings, net of repayments, for Fiscal 2000 under its Revolving Credit and Term Loan Agreement which it used to fund operations. In Fiscal 1999, the Company used cash in financing activities of $21.6 million to repay its then outstanding pre-bankruptcy credit facility, had cash provided by financing activities of $22.1 million from borrowings under its Revolving Credit and Term Loan Agreement and borrowed and repaid $14.6 million under its DIP loan facility (as defined).

Working capital deficiency of the Company at December 30, 2000 was approximately $(114.5) million compared to working capital deficiency of approximately $(4.6) million at December 25, 1999. The increase in working capital deficiency is primarily attributable to the reclassification of the Revolving Credit and Term Loan Agreement and the Senior Secured Notes from non-current liabilities to current liabilities as a result of the facilities becoming due and payable as a result of the Company not delivering its Fiscal 2000 audited consolidated financial statements to the Lenders of the Revolving Credit and Term Loan Agreement within 90 days after the end of the Company's fiscal year end of December 30, 2000, the requirement to file for Chapter 11 as required under the terms of the Asset Purchase Agreement and the opinion of the Company's independent auditors on the Company's Fiscal 2000 audited consolidated financial statements including a going concern paragraph,, all of which resulted in defaults under the terms of the facilities.

On March 21, 2000, the Company announced that its Amended Disney License Agreement governing the Company's use of The Walt Disney Company Inc.'s ("Disney") library of characters, including Mickey Mouse, Winnie the Pooh and Pinocchio and characters from Disney feature films such as The Little Mermaid, The Lion King, Aladdin, The Hunchback of Notre Dame, Toy Story, Dinosaur and 102 Dalmatians, in selected product categories would not be renewed. Accordingly, the Amended Disney License Agreement expired by its terms on December 31, 2000 (the "Expiration Date"). In accordance with the rights and obligations of the Company under the Amended Disney License Agreement, commencing on the Expiration Date, the Company has a 13-month period, expiring on January 31, 2002 (the "Sell-off Period") in which it can continue to sell Disney licensed product manufactured by the Company until the Expiration Date. The Company is obligated to continue to honor all terms of the Amended Disney License Agreement through the Sell-off Period. In Fiscal 2000, the sales of Disney licensed product accounted for approximately 24% of the Company's total revenue. While Disney revenue represents a significant portion of the Company's total revenues, the Company believes the expiration of the Amended Disney License Agreement will enable it to continue its change toward more profitable product. The Company has not experienced a negative impact in Fiscal 2000 as a result of the expiration of the Amended Disney License Agreement. The Company has taken, and continues to, take steps such as acquiring other licensed products and focusing on sales of proprietary product, to reduce the long-term impact of the expiration of the Amended Disney License Agreement. Specifically, the Company entered into license agreements securing the rights, for selected products and in selected categories, of several new characters in 2000. Among new license agreements entered into in 2000 were Warner Bros. (Powerpuff Girls, Scooby-Doo, Cartoon Network Originals), Hit Entertainment (Bob the Builder), Nickelodeon (Blue's Clues, Rug Rats, SpongeBob SquarePants) and Hasbro (Candyland, Monopoly, Chutes and Ladders). The Company believes that anticipated lost revenues due to the expiration of the Amended Disney License Agreement can be mitigated over time from increased revenues generated from new licensed products as well as increased revenues of propriety product. However, there can be no assurances that such revenues will mitigate the long-term impact of the expiration of the Amended Disney License Agreement.

The Company is required to make minimum contractual payments in effect at December 30, 2000 of approximately $31.4 million, $26.7 Million, $23.8 million and $19.9 million in Fiscal 2001, Fiscal 2002, Fiscal 2003 and Fiscal 2004, respectively. The payments are primarily composed of minimum purchase commitments that the Company maintains in connection with the PSA that the Company entered into in connection with the sale of its Manufacturing Facility to the Buyer in November 1999. Due to various factors, on January 24, 2001, the Buyer made a voluntary assignment for the benefit of creditors pursuant to Wisconsin State law. Subsequently, on February 27, 2001, twenty-seven employees and one creditor filed an involuntary petition under Chapter 7 of the United States Bankruptcy Code against the Buyer. As a result of the involuntary bankruptcy proceeding, until the PSA is either assumed and assigned or rejected by the trustee, the trustee's ability to perform under the PSA is questionable. As a result, the Company has outsourced production orders, as allowed under the terms of the PSA, that were to be manufactured by the Buyer. The Company's continued relationship with other printers, suppliers and manufacturers in the United States and abroad has enabled the Company to meet its short term printing and related manufacturing needs previously supplied by the Buyer under the PSA. While the Company has experienced a short-term negative impact relating to its printing and related manufacturing needs, this impact is considered temporary and the Company believes that the aforementioned PSA will not have a significant negative impact on the Company's results of operations for Fiscal 2001 or into the future.

As previously described, on June 1, 2001, the Company and the Subsidiaries entered into the Asset Purchase Agreement. There can be no assurance that the transaction contemplated by the Asset Purchase Agreement will be consummated or subsequently confirmed by the Bankruptcy Court; if consummated, such transaction will likely result in the common stock of the Company having no value, and certain indebtedness of the Company and the Subsidiaries being worth significantly less than face value. In connection with the Asset Purchase Agreement and as a condition thereto, on June 4, 2001, the Company and Subsidiaries filed for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. There can be no assurance that the Asset Purchase Agreement will be consummated with the Purchaser or subsequently confirmed by the Bankruptcy Court, or that the Company will be sucessful in its efforts to negotiate a DIP Facility or that the DIP Facility, if consummated, will be approved by the Bankruptcy Court. If the Company is unable to consummate the Asset Purchase Agreement and obtain confirmation, the Company, its creditors and/or equity security holders may seek other alternatives for the Company, including a reorganization based on a debt for equity swap or the sale of the Company or parts thereof through an auction process. If the Asset Purchase Agreement or any other sale transaction is not consummated, the Company's ability to continue as a going concern is contingent upon, among other things, the Company's ability to negotiate a plan of reorganization that will be approved by the Bankruptcy Court.

On June 1, 2001, The CIT Group/Business Credit, Inc. (the "CIT Group") and Foothill Capital Corporation ("Foothill"), and the Company and the Subsidiaries, together with Golden Books Publishing (Canada), Inc. ("GB Canada"), executed a commitment letter setting forth proposed terms for a post-petition Revolving Credit and Term Loan Agreement (the "DIP Facility"). Pursuant to the DIP Facility, the CIT Group, Foothill and the other lenders party to the DIP Facility, if any (such other lenders, together with the CIT Group and Foothill, the "DIP Lenders"), would provide for extensions of credit in an amount sufficient to pay in full amounts outstanding under the existing revolving credit facility of the Company and the Subsidiaries and to provide funds for working capital purposes and for payment of fees that are provided under the terms of the DIP Facility, which fees are customary as to type and amount for transactions of this nature. The DIP Facility would consist of a term loan facility of up to $5,500,000, with interest payable in cash accruing on outstanding amounts at the prime rate plus 2%, and a revolving credit and letter of credit facility of up to $34,500,000, with interest payable in cash accruing on outstanding amounts up to the Borrowing Base (which term will be defined in the DIP Facility) at the prime rate plus 1.5%. Interest payable in cash will accrue on amounts outstanding under the revolving credit and letter of credit facility in excess of the Borrowing Base at the prime rate plus 3%. The obligations of Golden Books Publishing Company Inc. (the borrower under the DIP facility) would be guaranteed by the Successor Company, all of the Subsidiaries (other than the borrower) and GB Canada. The obligations of the Successor Company, the Subsidiaries and GB Canada under the DIP Facility would be secured by all of the assets of the Successor Company and the Subsidiaries, including the capital stock of the Subsidiaries and GB Canada. The DIP Facility, if consummated, would expire at the earliest of one year from the date of its effectiveness, the date of effectiveness of a plan of reorganization or the consummation of the Asset Purchase Agreement.

As indicated above, the terms of the DIP Facility are subject to the approval of the Bankruptcy Court. Pending such approval, the DIP Lenders would agree to extend credit to the Company and the Subsidiaries on an interim basis. The DIP Lenders' obligations to enter into the DIP Facility and to extend credit thereunder, including any interim financing, are subject to numerous conditions. There can be no assurance that the DIP Facility will be consummated or, if consummated, the extent to which any such extensions of credit will be provided or whether amounts so provided will be sufficient to satisfy the working capital needs of the Company and the Subsidiaries. Moreover, there can be no assurance that the Bankruptcy Court would approve the DIP Facility, if consummated.

Among other items and as a result of the aforementioned, the Company's independent auditors report on the consolidated financial statements as of and for the year ended December 30, 2000 includes a going concern paragraph. The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern and they do not include any adjustments relating to the recoverability and classifications of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties.

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

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standard's Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities which was amended by Statement of Financial Accounting Standards No. 138 ("SFAS No. 138"), which is effective for all quarters of fiscal years beginning after June 15, 2000. SFAS No. 138 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Unless the entity can treat the derivative as a hedge according to certain criteria, the entity may be required to deduct any changes in the derivative's fair value from its operating income. The adoption of SFAS No. 138 did not have a material effect on the Company's Consolidated Financial Statements.

Revenue Recognition in Financial Statements

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition In Financial Statements" ("SAB No. 101") which summarized certain of the SEC staff's views regarding the recognition and reporting of revenues and related expenses in certain transactions. SAB No. 101, which was further clarified in 2000, was required to be implemented by the fourth quarter retroactive to December 26, 1999.

In consideration of the views expressed in SAB No. 101, and related interpretations, the Company modified its revenue recognition policies related to licensing of the Company's characters. The Company will recognize revenues related to the minimum guaranteed portion of these agreements on a straight line basis over the term of the agreement at the time the characters are available to the licensee and collections are reasonably assured, rather than recognizing revenue at the inception of the agreement at its net present value when the agreement was consummated.

In connection with the adoption of SAB No. 101 and the requirements of SOP 90-7, the Company has recorded an adjustment of approximately $1.3 million to decrease accounts receivable and increase excess reorganizational value retroactive to December 26, 1999. Additionally, the adoption of SAB No. 101 did not have a material effect for the quarters ended March 25th, June 24th, September 23rd and December 30th, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has operations in Canada and the United Kingdom. In the normal course of business, these operations are exposed to fluctuations in currency values. The Company's management does not consider the impact of currency fluctuations to represent a significant risk. The Company does not generally enter into derivative financial instruments in the normal course of business, nor are such instruments used for speculative purposes.

Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's Senior Secured Notes of $99.8 million at December 30, 2000 bear interest at a fixed rate. However, the fair market value of the fixed rate debt is sensitive to changes in interest rates. The Company is subject to the risk that market interest rates will decline and the interest rates under the fixed rate debt will exceed the then prevailing market rates. Under its current policies, the Company does not utilize any interest rate derivative instruments to manage its exposure to interest rate changes.

The Company's Revolving Credit and Term Loan facility of $30.6 million at December 30, 2000 bears interest at a variable rate. A 15% increase or decrease in the average cost of the Company's variable rate debt under the facility would not have significant impact on the Company's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report; see
Item 14 of Part IV.

CONSOLIDATED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(In Thousands, Except For Per Share Data)
--------------------------------------------------------------------------------

                                    First        Second          Third         Fourth
                                   Quarter       Quarter        Quarter        Quarter
                                   -------       -------        -------        -------
2000 Successor Company
      Total revenues              $ 36,260      $ 32,697       $ 34,105       $ 45,892
      Gross profit                  16,227        15,571         15,265         17,996
      Net loss                      (4,283)       (7,691)     (1)(5,833)    (2)(82,460)
      Net loss per common share
        - basic and diluted          (0.42)        (0.75)         (0.57)         (8.06)
      Weighted average number
        of common shares
        - basic and diluted         10,234        10,234         10,234         10,234

1999 Predecessor Company

      Total revenues              $ 34,769      $ 31,855       $ 42,445       $ 56,702
      Gross profit                  10,262         9,916         15,302         18,870
      Net (loss) income         (3)(11,296)    (4)(8,600)     (5)(9,396)    (6)215,131
      Net (loss) income per
        common share - basic
        and diluted                  (0.40)        (0.30)         (0.33)          7.60
      Weighted average number
         of common shares
         - basic and diluted        28,167        28,299         28,299         28,299

(1) Includes income from the favorable settlement of a distributor dispute of $1.0 million and income from the favorable outcome of a lawsuit of $1.0 million.

(2) Includes income from the favorable conclusion of a royalty audit of $1.2 million and the collection of cast insurance proceeds of $1.4 million, offset by the impairment of investment of $2.7 million and the impairment of assets of $74.7 million.

(3) Includes gains on sale related to the Coffeyville Kansas Distribution Center and the Company's Canadian operating facility of $3.4 million and reorganization expenses of $3.1 million.

(4) Includes gain on sale of the Company's Adult Publishing business of $1.7 million and reorganization expenses of $2.2 million.

(5)   Includes reorganization expense of $5.9 million.

(6) Includes gain on sale of the Company's music publishing business of $1.7 million, reorganization expense of $10.1 million, fresh -start adjustments of $77.0 million and an extraordinary gain of $152.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to Executive Officers required by this item is included in Part I of the Company's Annual Report on Form 10-K.

On January 27, 2000, in connection with the Amended Joint Plan of
Reorganization, the Successor Company appointed a new Board of Directors to replace the Predecessor Company's Board of Directors.

                           Directors of Registrant

James D. Bennett
Director since: January 27, 2000
Age: 46

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

Thomas R. Cochill
Director since: January 27, 2000
Age: 61

Mr. Cochill is the founding partner and serves as Chief Executive Officer of Ingenium, LLC, a crisis and transition management consulting firm. Mr. Cochill served as President, Chief Executive Officer and Chairman of the Board of Webcraft Technologies, Inc. ("Webcraft") from 1992 to 1998. Webcraft specializes in the printing of direct mail products, fragrance samplers, specialized government forms and complex commercial printed products. He serves as Vice Chairman of the Board of American Rice, Inc., an international marketer and miller of branded rice products and serves as a member of the Board of Directors of Goss Graphic Systems, Inc., a manufacturer of newspaper, insert and commercial printing press systems, and Axiohm Transaction Solutions, a company active in the field of designing, developing and manufacturing thermal printers for the point of sale markets. From 1981 to 1992, Mr. Cochill was employed by The Lehigh Press, Inc., a private printing company, where he was President, Commercial Products Group, a minority partner, member of the Board of Directors, and member of the Executive Committee.

Michael A. Kramer
Director since: January 27, 2000
Age: 32

Mr. Kramer has been employed by the investment banking firm of Greenhill & Company since January 2001 where he holds the position of Managing Director. Prior to January 2001, Mr. Kramer was employed by the investment banking firm of Houlihan Lokey Howard & Zukin, Inc. since 1990, where he last held the position of Managing Director. Mr. Kramer also serves as a Director for Ascent Assurance Corporation and MFN Financial Corporation.

Eugene Linden
Director since: January 27, 2000
Age: 54

Mr. Linden is an independent author and consultant focusing on business and the environment. He has written numerous books including The Future in Plain Sight:
Nine Clues to the Coming Instability and The Parrot's Lament: And Other True Tales of Animal Intrigue, Intelligence and Ingenuity. Mr. Linden has written for Time magazine, The Wall Street Journal and Fortune magazine among others. Mr. Linden is also a Director of RARE (Center for Tropical Conservation).

Richard Nevins
Director since: January 27, 2000
Age: 53

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

Richard E. Snyder
Director since:  May 8, 1996
Age: 67

Mr. Snyder has been Chairman of the Board of Directors and Chief Executive Officer of the Company since May 8, 1996. Mr. Snyder was President of the Company from January 31, 1996 to May 8, 1996. Prior to that time, Mr. Snyder had, since 1994, been an independent business consultant and investor. He was the Chairman and Chief Executive Officer of Simon & Schuster from 1976 to 1994. Mr. Snyder is a director of Reliance Group Holdings, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid or accrued by the Company during Fiscal 2000 to (i) its Chief Executive Officer and (ii) its executive officers, other than the Chief Executive Officer, who were serving as executive officers at December 30, 2000.

                           Summary Compensation Table

                                                                       |     Long Term Compensation
                                      Annual Compensation              |             Awards
                                                                       |
                                                              Other    |              Securities
      Name and                                               Annual    | Restricted   Underlying      All Other
     Principal                                            Compensation |   Stock       Options (#)  Compensation
     Position           Year (1)  Salary ($)   Bonus ($)      ($)      |  Awards($)       (2)           ($)
----------------------  --------  ----------   ---------  ------------ | ----------   ------------  -------------
                                                                       |
Richard E. Snyder        FY00     $765,384     $950,000   $ 96,215(3)  |  929,067            --       $2,391(4)
Chairman and Chief       FY99      950,000      950,000    428,772(3)  |       --            --        1,722
Executive Officer        FY98      949,985           --    403,099(3)  |       --       293,210        1,722
                                                                       |
Philip Galanes           FY00     $391,346     $293,077         --     |       --       116,944       $2,391(4)
Chief Administrative     FY99      366,346      406,346         --     |       --            --        1,722
Officer                  FY98      319,107           --         --     |       --       240,000           --
                                                                       |
Richard Collins          FY00     $346,538     $240,000         --     |       --       116,944       $2,391(4)
Chief Operating          FY99      300,000      340,000         --     |       --            --        1,722
Officer                  FY98      317,852           --         --     |       --        65,000           --
                                                                       |
                                                                       |
Colin Finkelstein        FY00     $296,538     $250,000         --     |       --       116,944       $2,391(4)
Chief Financial          FY99      250,000      278,000         --     |       --            --        1,722
Officer

(1) The three years reported upon in the table are the fiscal years ended December 28, 1998 ("FY98"), December 25, 1999 ("FY99") and December 30, 2000 ("FY00").

(2) Upon consummation of the Amended Joint Plan of Reorganization, all outstanding options of the Predecessor Company were cancelled pursuant to and in accordance with the Amended Joint Plan of Reorganization.

(3) Includes imputed income with respect to the non-recourse note issued by Mr. Snyder to the Company in connection with his purchase of incentive stock in January 1996. Pursuant to the Amended Joint Plan of Reorganization, Mr. Snyder's obligations under the non-recourse note to the Predecessor Company were satisfied.

(4) Represents payments made by the Company with respect to life insurance premiums.

Stock Option Grants

The Company has granted options to its Executive Officers named below under the 1999 Equity Award Plan in connection with the consummation of the Amended Joint Plan of Reorganization. The following table sets forth information concerning individual grants of stock options made by the Company during the year ended December 30, 2000, to each of the Named Executive Officers.

                                                                           POTENTIAL
                             OPTION GRANTS IN FISCAL 2000                 REALIZABLE
                                   INDIVIDUAL GRANTS                       VALUE AT
                     -----------------------------------------------    ASSUMED ANNUAL
                                  PERCENT OF                            RATES OF STOCK
                     NUMBER OF      TOTAL      EXERCISE                     PRICE
                    SECURITIES     OPTIONS      PRICE                  APPRECIATION FOR
                    UNDERLYING    GRANTED TO     PER                    OPTION TERM (3)
                      OPTIONS    EMPLOYEES IN   SHARE    EXPIRATION   -------------------
       NAME           GRANTED    FISCAL YEAR    ($/Sh)     DATE          5%         10%
------------------  -----------  ------------   ------   ----------   -------     -------
Colin Finkelstein    116,944(1)    10.95%       1.92(2)   1/27/07     $11,226     $22,453
Philip Galanes       116,944(1)    10.95%       1.92(2)   1/27/07      11,226      22,453
Richard Collins      116,944(1)    10.95%       1.92(2)   1/27/07      11,226      22,453

----------
(1) The Company granted, pursuant to the Company's 1999 Equity Award Plan, these nonqualified stock options on January 27, 2000 in connection with the consummation of the Amended Joint Plan of Reorganization. Each option has a term of seven years, subject to earlier termination if the optionee ceases employment with the Company. All options vest and become exercisable as to 33% of the shares covered thereby one year after the grant date and an additional 33% on each successive anniversary date, with full vesting on the third anniversary date. All outstanding options may also become exercisable upon death, disability retirement or a change in control.

(2) The exercise price represents the average of the last sales prices reported for the Company's common stock as quoted on an automated quotation system sponsored by the National Association of Securities Dealers for each of the trading days during the thirty (30) day period commencing on January 27, 2000.

(3) The potential realizable value is based on the term of the option at the time of its grant. The dollar gains under these columns result from calculations assuming 5% and 10% growth rates as set by the Securities and Exchange Commission and are not intended to forecast future price appreciation of Company common stock. The gains reflect a future value based upon growth at these prescribed rates.

Pursuant to and in accordance with the Amended Joint Plan of Reorganization on January 27, 2000, as amended on April 10, 2001, the then current employment agreement of Richard E. Snyder was canceled and terminated, and on such date in accordance with the Amended Joint Plan of Reorganization, the Successor Company and Mr. Snyder entered into a new employment agreement. The new employment entered into by the Successor Company and Mr. Snyder commenced immediately on January 27, 2000 and terminates on May 8, 2003. Under his employment agreement, Mr. Snyder is entitled to receive an annual base salary of $750,000 until the third anniversary of the commencement date and, thereafter an annual base salary of $850,000. In addition, Mr. Snyder is eligible to receive an annual bonus pursuant to the bonus plan of the Successor Company of up to 200% of his annual base salary, subject to the attainment of certain goals, with a target bonus of 100% of his annual base salary. In the event that the Successor Company terminates Mr. Snyder's employment for any reason other than cause or Mr. Snyder terminates his employment for good reason or upon a change of control, the Successor Company will be required to pay him, in addition to accrued obligations, an amount equal to the product of (1) (a) three, if such termination is before May 8, 2000, or (b) two, if such termination is on or after May 8, 2001, times, (2) the sum of his annual base salary and that portion of his annual bonus earned but not yet paid, provided that in the event that the Successor Company enters into an agreement prior to May 8, 2001 which, if consummated, would result in a change of control, and a change of control subsequently occurs either pursuant to such agreement or otherwise, such termination will be deemed to have occurred before May 8, 2001.

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

In accordance with the Amended Joint Plan of Reorganization on January 27, 2000, the Successor Company entered into an amended employment agreement with Mr. Collins, commencing on such date and continuing through December 31, 2002. Under his employment agreement as amended, Mr. Collins is entitled to receive an annual base salary of $350,000 for each year of the term. In addition, Mr. Collins is eligible to receive an annual bonus pursuant to the bonus plan of the Successor Company of up to 200% of his annual base salary, subject to the attainment of certain goals, with a target bonus of 100% of his annual base salary. In the event the Successor Company terminates Mr. Collins' employment for any reason other than cause or Mr. Collins terminates his employment for good reason or upon a change of control, the Successor Company will be required to pay him, in addition to accrued obligations, his annual base salary for the longer of (a) two years or (b) the duration of the term of the agreement, to be offset by any new compensation earned over the balance of such period by Mr. Collins. Pursuant to his amended employment agreement, Mr. Collins was granted, under the Successor Company's 1999 Equity Award Plan, options to acquire 116,944 shares of the Successor Company's common stock at an exercise price of $1.92. Such options have a term of seven years from the date of grant and become exercisable in equal parts on each of the first three consecutive anniversaries of the date of grant, provided that Mr. Collins has been continuously employed by the Successor Company through each applicable vesting date.

On January 27, 2000 in accordance with the Amended Joint Plan of Reorganization, the Successor Company entered into an amended employment agreement with Philip Galanes, commencing on such date and continuing through May 6, 2002. This agreement was further amended on April 10, 2001. Under the agreement, as so amended, Mr. Galanes is entitled to receive an annual base salary of $350,000 for the first year of the term, $375,000 for the second year of the term, and $400,000 for the third and fourth years of the term. In addition, Mr. Galanes is eligible to receive an annual bonus pursuant to the bonus plan of the Successor Company of up to 200% of his annual base salary, subject to the attainment of certain goals, with a target bonus of 100% of his annual base salary. In the event the Successor Company terminates Mr. Galanes' employment for any reason other than cause or Mr. Galanes' terminates is employment for good reason or upon a change of control, the Company will be required to pay him, in addition to accrued obligations, his annual base salary and target bonus for (a) two and one half years, if such termination is before May 1, 2001, or (b) two years, if such termination is on or after May 1, 2001, provided that in the event that the Successor Company enters into an agreement prior to May 8, 2001 which, if consummated, would result in a change of control, and a change of control subsequently occurs either pursuant to such agreement or otherwise, such termination will be deemed to have occurred before May 1, 2001. Pursuant to his employment agreement, Mr. Galanes was granted, under the Successor Company's 1999 Equity Award Plan, options to acquire 116,944 shares of the Successor Company's common stock at an exercise price of $1.92. Such options have a term of seven years from the date of grant and become exercisable in equal parts on each of the first four consecutive anniversaries of the date of grant, provided that Mr. Galanes has been continuously employed by the Successor Company through each applicable vesting date.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                           PRINCIPAL STOCKHOLDERS AND
                          SHARE OWNERSHIP BY MANAGEMENT

Pursuant to the Amended Joint Plan of Reorganization, on January 27, 2000 the shares of the Old Company Stock were cancelled. Holders of Old Company Stock received under the Amended Joint Plan of Reorganization warrants to purchase an aggregate of 525,000 of the Successor Company's common stock at an exercise price of $23.03 per share, allocated two-thirds to the holders of preferred stock and one-third to the holders of common stock. On January 27, 2000, shares of the Successor Company's common stock were issued and distributed pursuant to the Amended Joint Plan of Reorganization. See "Item 1. Business -- The Reorganization" for a more complete description of the events and transactions.

The following table sets forth certain information regarding the beneficial ownership of the Successor Company's common stock as of March 23, 2001 (except as set forth in notes 2 and 3 below), based upon 10,233,889 shares of Successor Company common stock outstanding on such date, by (a) each person or group known by the Successor Company to be the beneficial owner of more than 5% of such class of capital stock, (b) each of the Successor Company's Directors, (c) the Successor Company's Chief Executive Officer and the other executive officers of the Successor Company named in the Summary Compensation Table and (d) the Directors and executive officers of the Successor Company as a group.

                                            Beneficial Ownership (1)

                                        Number of Shares of   Percentage of
Name and Address of Beneficial Owner       Common Stock       Common Stock (1)
------------------------------------    -------------------   ----------------

5% Holders

Principal Life Insurance Company           1,218,333(2)            11.9%
Principal Capital Management, LLC
801 Grand Avenue
Des Moines, IA 50392

Directors and Executive Officers
James D. Bennett                           2,138,588(3)            20.9%
Thomas R. Cochill                             10,000                  *
Michael A. Kramer                             10,000                  *
Eugene Linden                                 16,702(4)               *
Richard Nevins                                10,000                  *
Richard Collins                               38,981(6)               *
Colin Finkelstein                             38,981(6)               *
Philip Galanes                                38,981(6)               *
Richard E. Snyder                            483,889(5)             4.7%
Directors and executive officers
of the Successor Company as a group        2,786,122               26.2%

----------
*     Less than one percent.

(1) Except where otherwise indicated, the Company believes that all parties named in the table, based on information provided by such persons, have sole voting and dispositive power over the securities beneficially owned by them, subject to community property laws, where applicable. For purposes of this table, a person or group of persons is deemed to be the "beneficial owner" of any shares that such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares held by each person or group of persons named in the table on a given date, any security that such person or persons has the right to acquire within 60 days of May 24, 2001 is deemed to be outstanding (including by way of exercise of options), but shares that any other person may acquire during such 60-day period are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 1,218,333 shares of the Successor Company's common stock the beneficial ownership of which was reported in amendment number 1 to the holders Schedule 13G filed on March 5, 2001.

(3) Includes 2,138,588 shares of the Company's common stock the beneficial ownership of which was reported in the holders Schedule 13D filed on November 17, 2000, which included non-qualified options to purchase 10,000 shares of the Company's common stock granted on February 8, 2000 pursuant to the Company's 1999 Equity Award Plan, which are presently exercisable. Mr. Bennett is deemed to beneficially own 2,138,588 shares of the Company's common stock by virtue of his control of the investment manager of Bennett Offshore Restructuring Fund Inc. and the general partner of Bennett Restructuring Fund, L.P. Mr. Bennett is the holder of non-qualified options to purchase 10,000 shares of the Company's common stock granted on February 8, 2000.

(4) Includes non-qualified stock options to purchase 10,000 shares of the Company's common stock granted pursuant to the Company's 1999 Equity Award Plan and 5,402 shares of the Company's common stock issued to the holder on January 27, 2000 pursuant to the Amended Joint Plan of Reorganization and 1,300 shares purchased in 2000.

(5) Consists of 250,000 restricted shares of the Company's common stock issued to Mr. Snyder on January 27, 2000 pursuant to the Amended Joint Plan of Reorganization and 233,889 restricted shares of the Company's common stock issued to Mr. Snyder pursuant to his new employment agreement entered into with the Company in accordance with the Amended Joint Plan of Reorganization. Mr. Snyder controls the Snyder 1996 Family Limited Partnership, an equity investor in Golden Press Holdings, L.L.C. ("GPH"). GPH is a stockholder of the Company and was a stockholder of the Predecessor Company beneficially owning more than 5% of the Predecessor Company's common stock and all of the outstanding shares of Predecessor Company's preferred stock. Mr. Snyder disclaims beneficial ownership of the shares of Company's common stock owned by GPH.

(6) Includes non-qualified stock options to purchase 38,981 shares of the Company's common stock granted pursuant to the Company's 1999 Equity Award Plan.

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

Mr. Kramer was a Managing Director of the investment banking firm Houlihan Lokey Howard & Zukin, Inc. which acted as the financial advisor to the members of the Informal Senior Note Committee with respect to the Predecessor Company's restructuring.

Mr. Nevins is a Managing Director of the investment banking firm Jefferies & Company, Inc., which acted as the financial advisor to the members of the Informal TOPrS Committee with respect to the Predecessor Company's restructuring.

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

3.1 Amended and Restated Certificate of Incorporation of the Registrant dated January 27, 2000 (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for fiscal year 1999).

3.2 By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for fiscal year 1999).

4.1 Form of certificate for shares of the Registrant's Common Stock (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for fiscal year 1999).

4.2 Warrant Agreement by and between Golden Books Family Entertainment, Inc. and The Bank of New York, as Warrant Agent, dated as of January 25, 2000 (incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for fiscal year 1999).

4.3 Form of warrant certificate (included in Exhibit A to the Warrant Agreement above) (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for fiscal year 1999).

4.4 Indenture governing the 10 3/4% Senior Secured Notes due 2004 issued by Golden Books Publishing Company, Inc., dated as of January 25, 2000, among Golden Books Publishing Company, Inc., the Guarantors named therein and HSCB Bank USA, as Indenture Trustee (incorporated by reference to Exhibit Form T3/A filed by the Golden Books Publishing Company, Inc. on January 26, 2000).

4.5 Form of 10 3/4% Senior Secured Notes (included in Exhibit A to the Senior
Note Indenture above.)

10.1 Golden Comprehensive Security Program, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for fiscal year 1999).

10.2 Golden Retirement Savings Program, as amended (incorporated by reference to
Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for fiscal year
1999).

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

10.10 1999 Equity Award Plan (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for fiscal year 1999).

10.11 Registration Rights Agreement, dated as of January 25, 2000, between Golden Books Family Entertainment, Inc. and the Holders named therein (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for fiscal year 1999).

10.12 Employment Agreement, dated as of January 27, 2000, between Golden Books Family Entertainment, Inc. and Richard E. Snyder (incorporated by reference to
Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for fiscal year
1999).

10.13 Amendment No. 1 to Richard Collins' Employment Agreement, dated as of September 1, 1998 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for fiscal year 1999).

10.14 Amendment No. 2 to Richard Collins' Employment Agreement, dated as of January 27, 2000 (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for fiscal year 1999).

10.15 Employment Agreement, dated September 9, 1996, between Golden Books Family Entertainment, Inc. and Colin Finkelstein (incorporated by reference to Exhibit
10.15 to the Registrant's Annual Report on Form 10-K for fiscal year 1999).

10.16 Amendment No. 1 to Colin Finkelstein's Employment Agreement, dated as of January 27, 2000 (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for fiscal year 1999).

10.17 Amendment No. 1 to Philip Galanes' Employment Agreement, dated as of January 25, 2000 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for fiscal year 1999).

10.18 Printing Services Agreement by and between Golden Books Publishing Company, Inc. and Artech Capital Corporation, dated November 29, 1999 (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for fiscal year 1999).

10.19* First Amendment dated as of April 10, 2001 to the Employment Agreement between Golden Books Family Entertainment, Inc. and Richard E. Snyder.

10.20* Second Amendment dated as of April 10, 2001 to the Employment Agreement between Golden Books Family Entertainment, Inc. and Philip Galanes.

10.21 Asset Purchase Agreement dated as of June 1, 2001, by and among DIC GB Acquisition Corp., as buyer, and Golden Books Family Entertainment, Inc., Golden Books Publishing Company, Inc., Golden Books Home Video, Inc., LRM Acquisition Corp., Shari Lewis Enterprises, Inc. and SLE Productions, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed June 4, 2001).

21.1* List of Subsidiaries.

*     Filed electronically herewith.

 Reports on Form 8-K filed during the three months ended December 30, 2000: None

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 6, 2001                            GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.


                                        /s/ Richard. E. Snyder
                                        ----------------------------------------
                                        Richard E. Snyder
                                        Chairman of the Board of Directors and
                                        Chief Executive Officer


                                        /s/ Colin Finkelstein
                                        ----------------------------------------
                                        Colin Finkelstein
                                        Chief Financial Officer
                                        (Principal financial and accounting
                                        officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Name                            Title                           Date

/s/ Richard E. Snyder           Chairman of the Board           June 6, 2001
-----------------------------   and Chief Executive
Richard E. Snyder               Officer


/s/ James Bennett               Director                        June 6, 2001
-----------------------------
James Bennett


                                Director                        June 6, 2001
-----------------------------
Thomas R. Cochill


/s/ Michael A Kramer            Director                        June 6, 2001
-----------------------------
Michael A. Kramer


/s/ Richard Nevins              Director                        June 6, 2001
-----------------------------
Richard Nevins


/s/Eugene Linden                Director                        June 6, 2001
-----------------------------
Eugene Linden

            GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

            GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                            Page
                                                                            ----

Report of Independent Auditors ...........................................   F-2

Consolidated Financial Statements:

Consolidated Balance Sheets (Successor) at December 30, 2000
and December 25, 1999 ....................................................   F-3

Consolidated Statements of Operations and Comprehensive (Loss) Income
for the years ended December 30, 2000 (Successor), December 25, 1999
(Predecessor) and December 26, 1998 (Predecessor) ........................   F-5

Consolidated Statements of Changes in Stockholders' (Deficit) Equity
for the years ended December 30, 2000 (Successor), December 25, 1999
(Predecessor) and December 26, 1998 (Predecessor) ........................   F-6

Consolidated Statements of Cash Flows for the years ended
December 30, 2000 (Successor), December 25, 1999 (Predecessor)
and December 26, 1998 (Predecessor) ......................................   F-7

Notes to Consolidated Financial Statements ...............................   F-9

Schedule I - Valuation and Qualifying Accounts ...........................   S-1

All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the consolidated financial statements or the notes thereto.

          Report of Independent Auditors Report of Independent Auditors

To the Board of Directors and Stockholders
Golden Books Family Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Golden Books Family Entertainment, Inc. and Subsidiaries (the "Company") as of December 30, 2000 and December 25, 1999 (Successor Company consolidated balance sheets), and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity (deficit) and cash flows for the year ended December 30, 2000 (Successor Company) and for each of the two years in the period ended December 25, 1999 (Predecessor Company). Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As more fully described in Note 3 to the consolidated financial statements, effective January 27, 2000, the Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to an Amended Joint Plan of Reorganization of which certain significant components were approved by the Bankruptcy Court on December 22, 1999. Accordingly, the accompanying December 25, 1999 consolidated balance sheet has been prepared in conformity with American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 4.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Books Family Entertainment, Inc. and Subsidiaries at December 30, 2000 and December 25, 1999 (Successor Company consolidated balance sheets), and the consolidated results of their operations and their cash flows for the year ended December 30, 2000 (Successor Company) and for each of the two years in the period ended December 25, 1999 (Predecessor Company), in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, on June 1, 2001, the Company entered into a definitive agreement pursuant to which a third party will acquire substantially all of the Company's assets and assume certain of the Company's liabilities. In connection therewith and as a condition thereto, on June 4, 2001, the Company filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. These actions raise substantial doubt concerning the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties.

As discussed in Note 6 to the consolidated financial statements, effective December 26, 1999, the Company changed its method of accounting for revenue recognition related to the licensing of its characters.


                                                               ERNST & YOUNG LLP

New York, New York
June 4, 2001

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

ASSETS

                                                                          Successor Company
                                                                    -------------------------------
                                                                    December 30,       December 25,
CURRENT ASSETS                                                          2000              1999
                                                                        ----              ----
         Cash and cash equivalents                                    $  2,831          $  6,544

         Accounts receivable                                            34,401            52,711

         Inventories                                                    22,366            26,169

         Royalty advances                                                2,553             3,264

         Other current assets                                            2,487             6,859
                                                                      --------          --------

         Total current assets                                           64,638            95,547
                                                                      --------          --------

OTHER ASSETS

         Accounts receivable - long term                                 2,718             3,346

         Other noncurrent assets                                        11,672            14,822
                                                                      --------          --------

         Total other assets                                             14,390            18,168

PROPERTY PLANT AND EQUIPMENT, net of accumulated depreciation and
   amortization of $3,727 as of December 30, 2000                       17,116            17,522

EXCESS REORGANIZATION VALUE, net of accumulated amortization and
   impairment of assets of $36,241 as of December 30, 2000                   _            36,241

OTHER INTANGIBLE ASSETS, net of accumulated amortization and
   impairment of assets of  $48,471 as of December 30, 2000             74,049           122,520
                                                                      --------          --------

TOTAL ASSETS                                                          $170,193          $289,998
                                                                      ========          ========

See notes to consolidated financial statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except for Per Share Data)
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                    Successor Company
                                                                                               ---------------------------
                                                                                               December 30,   December 25,

                                                                                                   2000          1999
                                                                                                   ----          ----
CURRENT LIABILITIES

     Accounts payable                                                                           $  16,994      $  28,591

     Accrued compensation and fringe benefits                                                       6,051          6,790

     Revolving credit and term loan agreement                                                      30,595         15,384

     Senior secured notes                                                                          99,839             --

     Other current liabilities                                                                     25,643         49,345
                                                                                                ---------      ---------

     Total current liabilities                                                                    179,122        100,110
                                                                                                ---------      ---------

NONCURRENT LIABILITIES

     Revolving credit and term loan agreement                                                          --          6,750

     Senior secured notes                                                                              --         87,000

     Accumulated post-retirement benefit obligation                                                29,573         30,806

     Deferred compensation and other deferred liabilities                                          11,932         15,582
                                                                                                ---------      ---------

     Total noncurrent liabilities                                                                  41,505        140,138

STOCKHOLDERS' (DEFICIT) EQUITY:

     Common Stock, $.01 par value, 30,000,000 shares authorized 10,233,889 shares issued as
       of December 30, 2000 and December 25, 1999, respectively                                       102            102

     Additional paid in capital                                                                    50,131         50,131

     Accumulated deficit                                                                         (100,267)            --

     Accumulated other comprehensive loss                                                             (78)            --
                                                                                                ---------      ---------
                                                                                                  (50,112)        50,233

     Less unearned compensation on restricted stock                                                   322            483
                                                                                                ---------      ---------

     Total stockholders' (deficit) equity                                                         (50,434)        49,750
                                                                                                ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                                            $ 170,193      $ 289,998
                                                                                                =========      =========

See notes to consolidated financial statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In Thousands, Except for Per Share Data)
--------------------------------------------------------------------------------

                                                                        Successor Company            Predecessor Company
                                                                            Year Ended                   Year Ended
                                                                            ----------           ---------------------------
                                                                           December 30,    |     December 25,   December 26,
                                                                                2000       |         1999           1998
                                                                                           |
Revenues:                                                                                  |
     Net sales                                                               $ 138,466     |      $ 153,392      $ 182,013
     Royalties and other income                                                 10,488     |         12,379         12,213
                                                                             ---------     |      ---------      ---------
                                                                                           |
     Total revenues                                                            148,954     |        165,771        194,226
                                                                             ---------     |      ---------      ---------
                                                                                           |
Costs and Expenses:                                                                        |
     Cost of sales                                                              83,895     |        111,421        181,141
     Selling, general and administrative                                        73,765     |         79,041         98,293
     (Gains) losses on sales of assets                                              --     |         (7,300)         1,762
     Impairment of assets                                                       74,684     |             --         15,309
                                                                             ---------     |      ---------      ---------
                                                                                           |
     Total costs and expenses                                                  232,344     |        183,162        296,505
                                                                             ---------     |      ---------      ---------
Loss Before Interest income, Distributions on Guaranteed Preferred                         |
     Beneficial Interests in the Company and Golden Books Publishing                       |
     Company, Inc.'s Convertible Debentures, Interest expense,                             |
     Impairment of investment, Other income, Reorganization items,                         |
     Fresh-Start valuation, Benefit for income taxes, and Extraordinary                    |
     item                                                                      (83,390)    |        (17,391)      (102,279)
                                                                                           |
Interest income                                                                    740     |            189          1,700
                                                                                           |
Distributions on Guaranteed Preferred Beneficial Interest in the Company                   |
     and Golden Books Publishing Company, Inc.'s Convertible                               |
     Debentures (Contractual distributions of $9,667 for the year ended                    |
     December 25, 1999)                                                             --     |         (1,628)       (10,282)
                                                                                           |
Interest expense (Contractual interest expense of $14,646 for the                          |
     year ended December 25, 1999)                                             (15,700)    |         (3,555)       (18,404)
                                                                                           |
Impairment of investment                                                        (2,700)    |             --             --
                                                                                           |
Other income                                                                       608     |             --             --
                                                                             ---------     |      ---------      ---------
                                                                                           |
Loss Before Reorganization Items, Fresh-Start                                              |
     Valuation, Benefit for Income Taxes and                                               |
     Extraordinary Item                                                       (100,442)    |        (22,385)      (129,265)
                                                                                           |
Reorganization items                                                                --     |        (21,329)            --
                                                                                           |
Fresh-start valuation                                                               --     |         77,007             --
                                                                             ---------     |      ---------      ---------
                                                                                           |
(Loss) Income Before Benefit for Income Taxes and                                          |
     Extraordinary Item                                                       (100,442)    |         33,293       (129,265)
                                                                                           |
Benefit for income taxes                                                          (175)    |           (590)          (666)
                                                                             ---------     |      ---------      ---------
                                                                                           |
(Loss) income before extraordinary item                                       (100,267)    |         33,883       (128,599)
                                                                                           |
Extraordinary item - gain on debt discharge                                         --     |        151,956             --
                                                                             ---------     |      ---------      ---------
                                                                                           |
Net (loss) income                                                             (100,267)    |        185,839       (128,599)
                                                                                           |
Other comprehensive (loss) income: foreign currency                                        |
     translation                                                                   (78)    |            160            394
                                                                             ---------     |      ---------      ---------
                                                                                           |
Comprehensive (loss) income                                                  $(100,345)    |      $ 185,999      $(128,205)
                                                                             =========     |      =========      =========
                                                                                           |
Weighted average basic and diluted common shares                                10,234     |
                                                                             =========     |
                                                                                           |
Net loss per basic and diluted common share                                  $   (9.80)    |
                                                                             =========     |

See notes to consolidated financial statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED DECMEBER 30, 2000 (SUCCESSOR COMPANY), DECEMBER 25, 1999 (PREDECCESSOR COMPANY) AND DECEMBER 26, 1998 (PREDECESSOR COMPANY)
(In thousands, Except for Shares and Per Share Data)

                                                                                        Convertible
                                                        Common Stock             Preferred Stock - Series B     Additional
                                                  -----------------------        --------------------------      Paid-In
                                                    Shares        Amounts         Shares           Amount        Capital
                                                  ----------      -------        --------         ---------    -----------
PREDECESSOR COMPANY

Balances, December 27, 1997                       26,887,313      $   269          13,000         $ 65,000      $ 128,533
Net loss                                                  --           --              --               --             --
Common stock issued as dividend
  on Preferred Stock - Series B                      585,000            6              --               --             (6)
Exercise of stock options                             17,501           --              --               --            183
Common stock issued as contribution
  to Company 401(K) Plan                             409,233            4              --               --            539
Dividends on Preferred Stock - Series B                   --           --              --               --           (293)
Currency translation adjustment                           --           --              --               --             --
                                                  ----------      -------          ------         --------      ---------

Balances, December 26, 1998                       27,899,047          279          13,000           65,000        128,956

Net loss                                                  --           --              --               --             --
Common stock issued                                  400,387            4              --               --             --
Currency translation adjustment                           --           --              --               --             --
                                                  ----------      -------          ------         --------      ---------
Balances, December 25, 1999                       28,299,434          283          13,000           65,000        128,956

Fresh-Start adjustments                          (28,299,434)        (283)        (13,000)         (65,000)      (128,956)

Issuance of Successor Company common stock         9,750,000           97              --               --         49,653

Issuance of Successor Company c/s-restricted         250,000            3              --               --            247

Employee Stock Plan                                  233,889            2              --               --            231

Issuance of Successor Company common stock        10,233,889          102              --               --         50,131
                                                  ----------      -------          ------         --------      ---------

SUCCESSOR COMPANY

Balances, December 25, 1999                       10,233,889          102              --               --         50,131

Net loss                                                  --           --              --               --             --
Earned compensation on restricted stock                   --           --              --               --             --

Currency translation adjustment                           --           --              --               --             --
                                                  ----------      -------          ------         --------      ---------

Balances, December 30, 2000                       10,233,889      $   102              --         $     --      $  50,131
                                                  ==========      =======          ======         ========      =========

                                                                      Accumulated
                                                                        Other              Treasury Stock       Unearned
                                                    Accumulated     Comprehensive       --------------------    Compensation
                                                      Deficit            Loss            Shares      Amount     On Restricted Stock
                                                    -----------     -------------       --------     -------    -------------------
PREDECESSOR COMPANY

Balances, December 27, 1997                          $(250,791)        $(1,498)         208,800      $ 2,822          $    --
Net loss                                              (128,599)             --               --           --               --
Common stock issued as dividend
  on Preferred Stock - Series B                             --              --               --           --               --
Exercise of stock options                                   --              --               --           --               --
Common stock issued as contribution
  to Company 401(K) Plan                                    --              --               --           --               --
Dividends on Preferred Stock - Series B                     --              --               --           --               --
Currency translation adjustment                             --             394               --           --               --
                                                     ---------         -------          -------      -------          -------

Balances, December 26, 1998                           (379,390)         (1,104)         208,800        2,822               --

Net loss                                               (43,126)             --               --           --               --
Common stock issued                                         --              --               --           --               --
Currency translation adjustment                             --             160               --           --               --
                                                     ---------         -------          -------      -------          -------
Balances, December 25, 1999                           (422,516)           (944)         208,800        2,822               --

Fresh-Start adjustments                                422,516             944         (208,800)      (2,822)              --

Issuance of Successor Company common stock                  --              --               --           --               --

Issuance of Successor Company c/s-restricted                --              --               --           --             (250)

Employee Stock Plan                                         --              --               --           --             (233)

Issuance of Successor Company common stock                  --              --               --           --             (483)
                                                     ---------         -------          -------      -------          -------

SUCCESSOR COMPANY

Balances, December 25, 1999                                 --              --               --           --             (483)

Net loss                                              (100,267)             --               --           --               --
Earned compensation on restricted stock                     --              --               --           --              161

Currency translation adjustment                             --             (78)              --           --               --
                                                     ---------         -------          -------      -------          -------

Balances, December 30, 2000                          $(100,267)        $   (78)              --      $    --          $  (322)
                                                     =========         =======          =======      =======          =======

See notes to the consolidated financial statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
--------------------------------------------------------------------------------

                                                                                                Predecessor Company
                                                                      Successor Company              Year Ended
                                                                          Year Ended        ---------------------------
                                                                          December 30,  |   December 25,   December 26,
                                                                             2000       |       1999           1998
                                                                             ----       |       ----           ----
                                                                                        |
CASH FLOWS FROM OPERATING ACTIVITIES:                                                   |
                                                                                        |
     Net (loss) income                                                     $(100,267)   |    $ 185,839      $(128,599)
                                                                                        |
     Adjustments to reconcile net (loss) income to net cash used in                     |
       operating activities:                                                            |
                                                                                        |
       Extraordinary item -  gain on debt discharge                               --    |     (151,956)            --
                                                                                        |
       Fresh-start valuation                                                      --    |      (77,007)            --
                                                                                        |
       Reorganization items                                                       --    |       21,329             --
                                                                                        |
       Depreciation and amortization                                           3,812    |        6,108          7,895
                                                                                        |
       Amortization of intangibles                                            10,218    |        7,824          4,685
                                                                                        |
       Provision for losses on accounts receivable                             2,018    |        3,086          3,734
                                                                                        |
       (Gains) losses on sales of assets                                          --    |       (7,300)         1,762
                                                                                        |
       Impairment of assets                                                   74,684    |           --         15,309
                                                                                        |
       Loss on sale of equipment                                                  --    |           --          4,692
                                                                                        |
       Non-cash interest expense                                              13,039    |          337             --
                                                                                        |
       Impairment of investment                                                2,700    |           --             --
                                                                                        |
       Other                                                                    (672)   |           --          1,320
                                                                                        |
     Changes in assets and liabilities, net of effect of dispositions:                  |
                                                                                        |
       Decrease (increase) in accounts receivable                             16,920    |      (17,456)        11,556
                                                                                        |
       Decrease in inventories                                                 3,803    |          588          1,591
                                                                                        |
       (Increase) in net assets held for sale                                     --    |           --           (213)
                                                                                        |
       Increase in other current assets and royalty advances                  (2,165)   |         (421)       (12,894)
                                                                                        |
       (Decrease) increase in accounts payable                               (11,597)   |        8,611          4,548
                                                                                        |
       (Decrease) increase in accrued compensation and fringe                           |
          benefits                                                              (739)   |        2,153           (910)
                                                                                        |
     Other assets and liabilities                                            (20,422)   |        7,585         21,307
                                                                           ---------    |    ---------      ---------
                                                                                        |
     Net cash used in operating activities before reorganization items        (8,668)   |      (10,680)       (64,217)
                                                                                        |
     Reorganization items, net of sale of Manufacturing Facility                  --    |    (12,497)            --
                                                                           ---------    |  ---------      ---------
                                                                                        |
                                                                                        |
     Net cash used in operating activities                                    (8,668)   |      (23,177)       (64,217)
                                                                                        |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                   |
                                                                                        |
     Deposits and other                                                           --    |        1,869           (211)
                                                                                        |
     Acquisitions of property, plant and equipment                            (3,428)   |       (2,260)       (13,400)
                                                                                        |
     Additions to film library                                                    --    |         (816)        (4,668)
                                                                                        |
     Proceeds from sales of assets, including sale of Manufacturing                     |
          Facility                                                                --    |       14,941          7,667
                                                                           ---------    |    ---------      ---------
                                                                                        |
       Net cash (used in) provided by investing activities                    (3,428)   |       13,734        (10,612)

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.  AND SUBSIDIARIES

(In Thousands)
--------------------------------------------------------------------------------

                                                                                         Predecessor Company
                                                                Successor Company            Year Ended
                                                                   Year Ended      ------------------------------
                                                                   December 30,  |   December 25,      December 26,
                                                                       2000      |         1999             1998
                                                                       ----      |         ----             ----
                                                                                 |
CASH FLOWS FROM FINANCING ACTIVITIES:                                            |
                                                                                 |
     Net proceeds from DIP Loan                                             --   |         14,634               --
                                                                                 |
     Repayments under DIP Loan                                              --   |        (14,634)              --
                                                                                 |
     Net proceeds from Revolving Credit Facility                            --   |             --           21,637
                                                                                 |
     Repayments of  Revolving Credit Facility                               --   |        (21,637)              --
                                                                                 |
     Net proceeds from Revolving Credit and Term Agreement               8,461   |         22,134               --
                                                                                 |
     Net proceeds from Loan Facility                                             |             --           10,000
                                                                                 |
     Common Stock Transactions - Other                                           |             --              728
                                                                    ----------   |    -----------      -----------
                                                                                 |
       Net cash provided by financing activities                         8,461   |            497           32,365
                                                                                 |
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (78)  |            160              383
                                                                    ----------   |    -----------      -----------
                                                                                 |
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (3,713)  |         (8,786)         (42,081)
                                                                                 |
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             6,544   |         15,330           57,411
                                                                    ----------   |    -----------      -----------
                                                                                 |
CASH AND CASH EQUIVALENTS, END OF YEAR                              $    2,831   |    $     6,544      $    15,330
                                                                    ==========   |    ===========      ===========
                                                                                 |
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                               |
                                                                                 |
     Cash paid during the year for:                                              |
                                                                                 |
       Interest paid on Revolving Credit and Term Loan Facility     $    2,915   |    $        --      $        --
                                                                                 |
       Interest and distributions on Guaranteed Preferred                        |
         Beneficial Interests in the Company and Golden Books                    |
         Publishing Company, Inc.'s Convertible Debentures          $       --   |   $     1,480      $    15,235
                                                                    ==========   |   ===========      ===========
     Income taxes, net of refunds received                          $     (194)  |   $    (2,332)     $      (108)
                                                                    ==========   |   ===========      ===========
                                                                                 |
Non-cash activity:                                                               |
                                                                                 |
     Receipt of preferred shares in connection with the sale                     |
       of the Manufacturing Facility                                $       --   |   $     2,700      $        --
     Stock conversion on Guaranteed Preferred Beneficial                         |
       Interests in the Company's and Golden Books Publishing                    |
       Company, Inc.'s Convertible Debentures                       $       --   |   $     5,205      $        --
                                                                    ==========   |   ===========      ===========

See notes to consolidated financial statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

1. Nature of Business, Organization and Basis of Presentation

Golden Books Family Entertainment, Inc. and Subsidiaries (the "Company") is a publisher of children's books and family related entertainment products primarily in the North American retail market. The Company, through its Consumer Products division of its wholly-owned subsidiary Golden Books Publishing Company, Inc. ("Golden Books Publishing") creates, publishes and markets an extensive range of children's entertainment products, including "Little Golden Books" and other storybooks, coloring / activity books, electronic storybooks, puzzles, educational workbooks, reference books and novelty book formats. The Company has published its flagship product line, "Little Golden Books," for over 50 years.

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

Until its sale in November 1999, the Company, through the Commercial Printing division (presented as "Other segments") of its wholly owned subsidiary, Golden Books Publishing, provided creative, printing and publishing services to third parties.

In February 1999, the Company reached an agreement with its major creditors pursuant to which its then existing long term debt would be significantly reduced in exchange for substantially all of the common stock of the Company and its existing trade obligations would be paid in full. In accordance with that agreement, the Company, as well as Golden Books Publishing and Golden Books Home Video, Inc. (collectively, the "Debtors") filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") (see
Note 3 for additional information). Accordingly, the consolidated financial statements of the Company during the bankruptcy proceedings (the "Predecessor Company financial statements") are presented in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Significant components of the Amended Joint Plan of Reorganization (as hereinafter defined) were approved by the Bankruptcy Court on December 22, 1999. On January 27, 2000, the Company formally emerged from protection under the Bankruptcy Code upon the consummation of the Amended Joint Plan of Reorganization. The Company has applied the reorganization and fresh-start reporting adjustments as required by SOP 90-7 to the consolidated balance sheet as of December 25, 1999 (the "Effective Date") (see Note 4 for additional information).

Under fresh-start reporting, a new reporting entity was deemed to have been created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the Effective Date. Black lines have been drawn to separate the Successor Company's consolidated financial information from that of the Predecessor Company to signify that they are different reporting entities and such consolidated financial information has not been prepared on the same basis.

As used herein, Successor Company refers to Golden Books Family Entertainment, Inc. and Subsidiaries from the Effective Date and Predecessor Company refers to Golden Books Family Entertainment, Inc. and Subsidiaries prior to the Effective Date.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

2. Liquidity and Recent Developments

Asset Purchase Agreement and Bankruptcy Filing

On June 1, 2001, the Successor Company and five of its direct and indirect subsidiaries, Golden Books Publishing Company Inc., Golden Books Home Video, Inc., LRM Acquisition Corp., Shari Lewis Enterprises, Inc. and SLE Productions, Inc. (collectively, the "Subsidiaries"), entered into a definitive agreement (the "Asset Purchase Agreement") pursuant to which DIC GB Acquisition Corp. (the "Purchaser"), an affiliate of Bain Capital, LLC, will acquire substantially all of the assets of the Successor Company and the Subsidiaries (including the stock of Golden Books Publishing (Canada), Inc.) and assume certain of the liabilities of the Successor Company and the Subsidiaries for a total purchase price of approximately $70.0 million in cash plus assumed liabilities, and a promissory note in an aggregate principal amount of $7.0 million (the "Buyer Note"). The Buyer Note is an unsecured, junior subordinated note which provides for semi-annual cash interest to be paid at a rate of 12.5% per annum. The issuer of the Buyer Note will be a subsidiary of the Purchaser that owns certain entertainment assets. The final purchase price may be adjusted upon the consummation of the Asset Purchase Agreement. There can be no assurance that the transaction contemplated by the Asset Purchase Agreement will be consummated; if consummated, such transaction will likely result in the common stock of the Successor Company having no value, and certain indebtedness of the Successor Company and the Subsidiaries being worth significantly less than face value.

In connection with the Asset Purchase Agreement and as a condition thereto, on June 4, 2001, the Successor Company and the Subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The filings were made in order to implement the aforementioned sale to the Purchaser. Pursuant to Section 363 of the Bankruptcy Code, the Successor Company and the Subsidiaries are seeking authorization and approval to perform under the Asset Purchase Agreement and establish bidding procedures. Pursuant to the terms of the Asset Purchase Agreement, a hearing is to be held twenty days after the motion is filed seeking approval of certain bidding procedures and protections, including a break-up fee and expense reimbursement, to be awarded in certain circumstances (the "Procedure Order"). The Procedure Order will also establish a hearing date of forty days after the Procedure Order is entered to approve the consummation of the Asset Purchase Agreement.

The Successor Company did not deliver its Fiscal 2000 audited consolidated financial statements to the Lenders (as defined) of the Revolving Credit and Term Loan Agreement (as defined) within 90 days after the end of the Successor Company's fiscal year end of December 30, 2000. As a result of not delivering the Fiscal 2000 audited consolidated financial statements on a timely basis, the filing for Chapter 11 and the opinion of the Successor Company's independent auditors on the Company's Fiscal 2000 audited consolidated financial statements including a going concern paragraph (as described below), the Successor Company is in default under terms of both the Revolving Credit and Term Loan Agreement and the indenture governing the Senior Secured Notes (as defined). As a result of these defaults, the underlying debt of the facilities may be declared to be immediately due at any time. The Successor Company has classified the Revolving Credit and Term Loan Agreement and the Senior Secured Notes of approximately $30.6 million and $99.8 million (including approximately $12.8 million in interest paid in the form of additional Senior Secured Notes), respectively, as current liabilities in their consolidated balance sheet as of December 30, 2000.

On June 1, 2001, The CIT Group/Business Credit, Inc. (the "CIT Group") and Foothill Capital Corporation ("Foothill"), and the Successor Company and the Subsidiaries, together with Golden Books Publishing (Canada), Inc. ("GB Canada"), executed a commitment letter setting forth proposed terms for a post-petition Revolving Credit and Term Loan Agreement (the "DIP Facility"). Pursuant to the DIP Facility, the CIT Group, Foothill and the other lenders party to the DIP Facility, if any (such other lenders, together with the CIT Group and Foothill, the "DIP Lenders"), would provide for extensions of credit in an amount sufficient to pay in full amounts outstanding under the existing revolving

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

credit facility of the Successor Company and the Subsidiaries and to provide funds for working capital purposes and for payment of fees that are provided under the terms of the DIP Facility, which fees are customary as to type and amount for transactions of this nature. The DIP Facility would consist of a term loan facility of up to $5,500,000, with interest payable in cash accruing on outstanding amounts at the prime rate plus 2%, and a revolving credit and letter of credit facility of up to $34,500,000, with interest payable in cash accruing on outstanding amounts up to the Borrowing Base (which term will be defined in the DIP Facility) at the prime rate plus 1.5%. Interest payable in cash will accrue on amounts outstanding under the revolving credit and letter of credit facility in excess of the Borrowing Base at the prime rate plus 3%. The obligations of Golden Books Publishing Company Inc. (the borrower under the DIP facility) would be guaranteed by the Successor Company, all of the Subsidiaries (other than the borrower) and GB Canada. The obligations of the Successor Company, the Subsidiaries and GB Canada under the DIP Facility would be secured by all of the assets of the Successor Company and the Subsidiaries, including the capital stock of the Subsidiaries and GB Canada. The DIP Facility, if consummated, would expire at the earliest of one year from the date of its effectiveness, the date of effectiveness of a plan of reorganization or the consummation of the Asset Purchase Agreement.

As indicated above, the terms of the DIP Facility are subject to the approval of the Bankruptcy Court. Pending such approval, the Lenders would agree to extend credit to the Successor Company and the Subsidiaries on an interim basis. The Lenders' obligations to enter into the DIP Facility and to extend credit thereunder, including any interim financing, are subject to numerous conditions. There can be no assurance that the DIP Facility will be consummated or, if consummated, the extent to which any such extensions of credit will be provided or whether amounts so provided will be sufficient to satisfy the working capital needs of the Successor Company and the Subsidiaries. Moreover, there can be no assurance that the Bankruptcy Court would approve the DIP Facility, if consummated.

It is the Successor Company's policy to account for the excess of reorganization value and long-lived assets at the lower of amortized cost or estimated realizable value. As part of an ongoing review of the valuation and amortization of the excess of reorganization value and long-lived assets of the Successor Company, management assesses the carrying value of the excess of reorganization value and long-lived assets if facts and circumstances suggest that there may be impairment. As a result of the Successor Company entering into the Asset Purchase Agreement to sell substantially all the assets of the Successor Company and the Subsidiaries (including the stock of Golden Books Publishing (Canada), Inc.) to the Purchaser, the Successor Company has determined that the carrying value of the excess of reorganization value and long-lived assets was in excess of their realizable value. Accordingly, the Successor Company has recorded an impairment of assets charge of approximately $74.7 million in the consolidated statement of operations and comprehensive (loss) income for the year ended December 30, 2000.

There can be no assurance that the Asset Purchase Agreement will be consummated with the Purchaser or subsequently confirmed by the Bankruptcy Court, or that the Successor Company will be successful in its efforts to obtain a DIP Facility or that the DIP Facility, if consummated, would be approved by the Bankruptcy Court. If the Successor Company is unable to consummate the Asset Purchase Agreement and obtain confirmation, the Successor Company, its creditors and/or equity security holders may seek other alternatives for the Successor Company, including a reorganization based on a debt for equity swap or the sale of the Successor Company or parts thereof through an auction process. If the Asset Purchase Agreement or any other sale transaction is not consummated, the Successor Company's ability to continue as a going concern is contingent upon, among other things, the Successor Company's ability to negotiate a plan of reorganization that will be approved by the Bankruptcy Court. If the Successor Company is unsuccessful in its efforts to obtain a DIP Facility or if the Bankruptcy Court does not approve the DIP Facility, the resulting lack of liquidity will seriously impair its ability fund operations and to consummate the transactions contemplated by the Asset Purchase Agreement.

The Successor Company's recent developments (as previously described) raise substantial doubt concerning the

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

Successor Company's ability to continue as a going concern. The consolidated financial statements of the Successor Company have been prepared assuming that the Successor Company will continue as a going concern and they do not include any adjustments relating to the recoverability and classifications of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of these uncertainties.

Artech Printing, Inc.

In November 1999, the Company sold its manufacturing facility located in Sturtevant WI (the "Manufacturing Facility") to Artech Printing, Inc. (the "Buyer"). Simultaneous with the sale of the Manufacturing Facility, the Company and the Buyer entered into a printing services agreement (the "PSA"). Pursuant to the terms of the PSA, the Company is obligated to purchase a substantial portion of the Company's printing and manufacturing needs from the Buyer for a period of approximately four years. In connection with the sale, the Buyer also assumed the Company's existing lease obligations relating to the property. The Buyer then sublet a portion of the property back to the Company for use as the Company's administrative offices.

Due to various factors, on January 24, 2001, the Buyer made a voluntary assignment for the benefit of creditors pursuant to Wisconsin State law. Subsequently, on February 27, 2001, twenty-seven employees and one creditor filed an involuntary petition under Chapter 7 of the United States Bankruptcy Code against the Buyer. As a result of the involuntary bankruptcy proceeding, until the PSA is either assumed and assigned or rejected by the trustee marshalling the assets of the Buyer, the continued effectiveness of the PSA is questionable.

In connection with the sale of the Manufacturing Facility, the Buyer in partial satisfaction of payment of the purchase price deposited approximately $5.0 million into an escrow account to secure the Company's indemnification obligations under the purchase agreement and to secure the obligations of the Company and the Buyer under the PSA.

In connection with the sale of the Manufacturing Facility, the Company received preferred stock of the Buyer, which was valued at $2.7 million. As a result of the involuntary bankruptcy under Chapter 7, the preferred stock is deemed to have no value. Accordingly, the Company recorded an impairment of its investment of $2.7 million related to the preferred stock of the Buyer during the fourth quarter ended December 30, 2000.

On January 31, 2001, the Company received notice from the landlord of the property that the Company's sublease with the Buyer for the administrative office was terminated as a result of the Buyer's breach of the existing lease, which the Buyer had assumed. As of February 1, 2001, the Company elected to continue to occupy the administrative office space pursuant to the terms of a license, which had been negotiated at the time of the sale of the Manufacturing Facility to the Buyer. Under the terms of the license, the Company may occupy the administrative office space for a period up to, but not in excess of, six months (July 31, 2001). The Company is currently evaluating future options that will meet its needs. In addition, under the terms of license agreement, the Company is obligated to pay up to, but not in excess, of $1.0 million, to the landlord of the property certain amounts owed by the Buyer as a result of its breach of the master lease.

3. Amended Joint Plan of Reorganization

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

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

The following is a summary of the Amended Joint Plan of Reorganization:

o The then existing Senior Notes of $150.0 million were converted into (i) new Senior Secured Notes (as hereinafter defined) in the principal amount of $87.0 million due 2004, with interest at the rate of 10.75%, if paid in cash, or, at the Company's option for the first two years, 14.25% payable in kind, and (ii) 42.5% of the Successor Company's common stock issued post recapitalization, prior to dilution (4,250,000 shares). The Senior Secured Notes are secured by the existing collateral which had already been granted to the holders of the then existing Senior Notes as well as certain additional collateral.

o The then existing TOPrS indebtedness of $109.8 million was converted into 50% of the Successor Company's common stock issued post recapitalization, prior to dilution (5,000,000 shares).

o The then existing Golden Press Holdings, L.L.C. Loan Facility in the amount of $10.0 million was converted into 5% of the Successor Company's common stock issued post recapitalization, prior to dilution (500,000 shares).

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

On the Effective Date of the Amended Joint Plan of Reorganization, the Successor Company entered into the Revolving Credit and Term Loan agreement (as hereinafter defined) consisting of a revolving credit facility of up to $50.0 million and a term loan of $10.0 million. The proceeds from the Revolving and Term Loan were utilized to repay all of the then outstanding amounts under the then existing Dip Loan, with additional proceeds being available for working capital and general corporate purposes.

Until November 1999, the Company had manufactured the majority of its Children's Publishing products at its manufacturing facility in Sturtevant, WI (the "Manufacturing Facility"), with additional components and services

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

obtained from third party vendors in the United States and abroad. As a result of the decline in the revenues of the Children's Publishing division, the Manufacturing Facility exceeded the Company's existing needs. Additionally, the Company was burdened by high operating costs due to its inability to utilize the full capacity of the Manufacturing Facility. Accordingly and in anticipation of the Company's emergence from Bankruptcy, in November 1999 the Company sold the Manufacturing Facility (including the Commercial Products Division) to a third party resulting in a loss of approximately $8.8 million being included as a reorganization item the consolidated statement of operations and comprehensive
(loss) income for the year ended December 25, 1999. Simultaneous with the sale of the Manufacturing Facility, the Company and the buyer entered into a PSA. Pursuant to the terms of the PSA, the Company is obligated to purchase a substantial portion of the Company's existing product from the buyer (see Note 2 for additional information).

On the Effective Date of the Amended Joint Plan of Reorganization, the value of the Senior Secured Notes and the Successor Company's common stock was less than the value of the liabilities subject to compromise of the Predecessor Company. Accordingly, the Predecessor Company recorded an extraordinary gain of approximately $152.0 million related to the discharge of liabilities subject to compromise in the consolidated statement of operations and comprehensive (loss) income for the year ended December 25, 1999. The consolidated financial statements at December 25, 1999 (Successor Company) gives effect to the issuance of the Senior Secured Notes and the Successor Company's common stock in accordance with the Amended Joint Plan of Reorganization.

The extraordinary gain recorded by the Predecessor Company was determined as follows (in thousands):

      Liabilities subject to compromise at the Effective Date Debt:
           Loan facility                                                $ 10,000
           Senior Notes                                                  150,000
           Guaranteed preferred beneficial interests in the
               Company's and Golden Books Publishing Company,
               Inc.'s Convertible Debentures                             109,795
                                                                        --------
        Total debt                                                       269,795
      Other long-term liabilities (principally interest expense)          18,911
                                                                        --------
      Total long-term liabilities subject to compromise                  288,706

      Less:
        Value of Senior Secured Notes                                     87,000
        Value of Successor Company's common stock                         49,750
                                                                        --------

      Extraordinary gain on debt discharge                              $151,956
                                                                        ========

In accordance with SOP 90-7, the Company has recorded all transactions incurred as a result of the Bankruptcy filing separately as reorganization items. Accordingly, reorganization items included in the consolidated statement of operations and comprehensive (loss) income for the year ended December 25, 1999 includes the following (in thousands):

      Professional fees                          $  8,808
      Shareholder lawsuit                           1,250
      Loss on sale of manufacturing facility        8,832
      Other costs                                   2,691
      Interest income                                (252)
                                                 --------
      Total                                      $ 21,329
                                                 ========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

4. Fresh-Start Reporting

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

The adjustments to reflect the adoption of fresh-start accounting, including the adjustments to record (i) inventories, (ii) other current assets, (iii) other assets, (iv) other intangible assets, (v) other current liabilities, (vi) accumulated post-retirement benefit obligation and (vii) deferred compensation and other deferred liabilities at their fair market values, have been reflected in the following consolidated balance sheet reconciliation as of December 25, 1999 as fresh-start adjustments. In addition, the Successor Company's consolidated balance sheet was further adjusted to eliminate existing liabilities subject to compromise and equity and to reflect the aforementioned $157.0 million enterprise value, which includes the establishment of $36.2 million of reorganization value in excess of amounts allocable to net identifiable assets ("Excess Reorganization Value"). The Excess Reorganization Value was being amortized using the straight-line method over a 10-year useful life.

Reconciliation of the Predecessor Company's consolidated balance sheet as of December 25, 1999 to that of the Successor Company showing the adjustments thereto to give effect to the reorganization debt and fresh-start adjustments (as described above) is as follows (in thousands):

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

                                                          Predecessor                       Fresh-Start      Successor
                                                            Company      Reorganization     Adjustments       Company
                                                            -------      --------------     -----------       -------
ASSETS
Cash and cash equivalents                                  $   6,544        $      --        $      --        $  6,544
Accounts receivable                                           54,089               --           (1,378)         52,711
Inventories                                                   26,115               --               54          26,169
Royalty advances                                               3,264               --               --           3,264
Other current assets                                           8,373               --           (1,514)          6,859
                                                           ---------        ---------        ---------        --------
   Total current assets                                       98,385               --           (2,838)         95,547

Other assets                                                  17,995               --              173          18,168
Property, plant and equipment                                 17,522               --               --          17,522
Other intangible assets                                       52,901               --           69,619         122,520
Goodwill                                                      28,103               --          (28,103)             --
Excess reorganization value                                       --               --           36,241          36,241
                                                           ---------        ---------        ---------        --------
   Total assets                                            $ 214,906        $      --        $  75,092        $289,998
                                                           =========        =========        =========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                           $  28,591        $      --        $      --        $ 28,591
Accrued compensation and fringe benefits                       6,790               --               --           6,790
Revolving credit and term loan agreement                          --           15,384               --          15,384
DIP Loan                                                      22,134          (22,134)                              --
Other current liabilities                                     47,019               --            2,326          49,345
                                                           ---------        ---------        ---------        --------
  Total current liabilities                                  104,534           (6,750)           2,326         100,110

Revolving credit and term loan agreement                          --            6,750               --           6,750
Senior secured notes                                              --           87,000               --          87,000
Accumulated post-retirement benefit obligation                29,044               --            1,762          30,806
Deferred compensation and other deferred liabilities          21,589               --           (6,007)         15,582
Liabilities subject to compromise                            288,706         (288,706)              --              --
                                                           ---------        ---------        ---------        --------
   Total noncurrent liabilities                              339,339         (194,956)          (4,245)        140,138

Stockholders' equity (deficit)
  Convertible preferred stock                                 65,000               --          (65,000)             --
  Common stock                                                   283              102             (283)            102
  Additional paid-in capital                                 132,034           50,131         (132,034)         50,131
  Accumulated deficit                                       (422,518)         151,956          270,562              --
  Accumulated other comprehensive loss                          (944)              --              944              --
                                                           ---------        ---------        ---------        --------
                                                            (226,145)         202,189           74,189          50,233

Less: Cost of common stock in treasury                        (2,822)              --            2,822              --
      Unearned compensation on restricted stock                   --             (483)              --             483
                                                           ---------        ---------        ---------        --------
Total stockholders' equity (deficit)                        (228,967)         201,706           77,011          49,750

Total liabilities and stockholders' equity (deficit)       $ 214,906        $      --        $  75,092        $289,998
                                                           =========        =========        =========        ========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

5. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Predecessor or Successor Company and all its wholly owned subsidiaries. All material intercompany items and transactions have been eliminated in consolidation. Certain amounts in 1999 and 1998 have been reclassified to conform to the 2000 presentation.

Cash and Cash Equivalents

The Company considers all highly liquid debt investments purchased with maturities of three months or less to be cash equivalents. Cash equivalents consist of investments in high grade commercial paper. Accordingly, these investments are subject to minimal credit and market risk. At December 30, 2000 and December 25, 1999, all of the Company's cash equivalents are classified as held to maturity and their carrying amounts approximate fair value.

At December 30, 2000 and December 25, 1999, the Company has placed approximately $1.5 million in certificates of deposit primarily to collateralize lease obligations associated with the Company's corporate headquarters located in New York City. Such amounts are included in other non-current assets on the accompanying consolidated balance sheets.

Income Taxes

The Company accounts for income taxes in accordance with the liability method. Under this method, deferred income taxes are provided for differences between the book and tax bases of the Company's assets and liabilities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to provision for returns and other sales allowances, allowance for doubtful accounts, slow moving and obsolete inventories, reserve for royalty guarantees and advances, film forecast estimates, long-term asset impairment and taxes.

Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated / amortized utilizing the straight-line method over the following estimated useful lives:

                    Classification                 Estimated Life (Years)
                    --------------                 ----------------------

              Building and improvements                    10 - 20
              Machinery and equipment                       3 - 10

Expenditures which significantly increase the value or extend the useful lives of assets are capitalized, while maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation / amortization of

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

assets replaced, retired or disposed of were eliminated from their respective property, plant and equipment accounts, and any gain or loss is reflected in consolidated statements of operations and comprehensive (loss) income.

Costs related to the development of information systems and the internet operations that are expected to benefit future periods are capitalized and amortized over the estimated useful lives of the systems which is generally three years.

As a result of the recurring losses by the Children's Publishing business primarily due to a reduced level of sales, high operating costs (including an unfavorable lease agreement and disadvantageous union contracts) and the under utilization of manufacturing capacity at its Manufacturing Facility, during the fourth quarter of 1998, management evaluated the ongoing value of the property, plant and equipment associated with its Manufacturing Facility. Based on this evaluation, the Company determined that assets with a carrying value of $19.2 million were impaired and wrote them down by approximately $9.2 million to their estimated fair value. Fair value was based upon estimates by management using current market values from vendors and appraisals. Such amount has been included in impairment of assets in the accompanying consolidated statement of operations and comprehensive (loss) income for the year ended December 26, 1998. The Manufacturing Facility was sold in November 1999.

Loss Per Basic and Dilutive Common Share

Net loss per basic and diluted common share for the Successor Company was based on the net loss for the period divided by the weighted average number of basic and diluted common shares outstanding for the period. Shares issuable upon the exercise of stock options were not included in the computation since the effects of the stock options would be antidilutive. Shares issuable upon the issuance of warrants were not included in the computation since the effects of the warrants would be antidilutive.

Pursuant to SOP 90-7, the common stock of the Successor Company was restated to reflect the capitalization of the Successor Company as of the Effective Date of the Amended Joint Plan of Reorganization. Accordingly, income (loss) per basic and dilutive common share is not presented for the years ended December 25, 1999 and December 26, 1998, respectively, as the information would not be relevant due to the recapitalization.

Inventories

Inventories of the Company are valued at the lower of cost or market value. Cost is determined by the first-in, first-out method for substantially all domestic and international inventories.

Foreign Currency Translation

Foreign currency assets and liabilities are translated into United States dollars at end of period rates of exchange, and income and expense accounts are translated at the weighted average rates of exchange for the period of the Company. The gains and losses resulting from the translation adjustments have been accumulated as a separate component of common stockholders' equity.

Advertising Costs

The Company expenses advertising costs related to their operations as they are incurred. Advertising expenses for the years ended December 30, 2000, December 25, 1999 and December 26, 1998 amounted to approximately $2.3 million, $3.2 million and $2.6 million, respectively.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

Other Intangible Assets

The Company's other intangible assets are stated at fair market value and are amortized on the straight-line basis over the following estimated useful lives except for the film library which is being amortized using the film-forecast method which amortizes costs in the same ratio that current revenues bare to anticipated total revenues. Under this method the useful lives do not exceed 20 years in duration.

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

During the fourth quarter of 2000, the Company recorded an impairment of assets charge of approximately $41.9 million related to other intangible assets in the consolidated statement of operations and comprehensive (loss) income due to the Company's determination that excess reorganization value and long-lived assets were in excess of their realizable value (see Excess Reorganization Value for additional information).

During the fourth quarter of 1998, the Predecessor Company recorded a non-cash charge of approximately $1.4 million as a component of impairment of assets in the consolidated statement of operations and comprehensive (loss) income due to the acceleration of the amortization period of one of the Predecessor Company's entertainment productions.

Excess Reorganization Value

The financial advisors of the Company determined the Company's enterprise value of $157.0 million and the reorganization equity value of $50.0 million at December 25, 1999. The Successor's Company consolidated balance sheet was adjusted to eliminate the existing liabilities subject to compromise and equity and to reflect the aforementioned $157.0 million enterprise value, which included the establishment of $36.2 million of Excess Reorganization Value. Excess Reorganization Value was being amortized using the straight-line basis over 10 years.

It is the Company's policy to account for the excess of reorganization value and long-lived assets at the lower of amortized cost or estimated realizable value. As part of an ongoing review of the valuation and amortization of the excess of reorganization value and long-lived assets of the Company, management assesses the carrying value of the excess of reorganization value and long-lived assets if facts and circumstances suggest that there may be impairment. As a result of the Company entering into the Asset Purchase Agreement to sell substantially all the assets of the Company and the Subsidiaries (including the stock of Golden Books Publishing (Canada), Inc.) to the Purchaser, the Company has determined that the carrying value of the excess of reorganization value and long-lived assets was in excess of their realizable value. Accordingly, the Company has recorded an impairment of assets charge related to the excess of reorganization value of approximately $32.8 million in the consolidated statement of operations and comprehensive (loss) income for the year ended December 30, 2000.

Deferred Financing Fees

The Company has incurred and will continue to incur certain fees in connection with entering into the Revolving Credit and Term Loan Agreement. These deferred financing fees are included in other noncurrent assets in the Company's consolidated balance sheet and are being amortized on a straight-line basis over the life of the Revolving Credit and

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

Term Loan Agreement (3 years).

Changes to Film Accounting Standards

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued a Statement of Position, "Accounting by Producers and Distributors of Films" (the "SOP"). The rules established new accounting standards for producers and distributors of films, including changes in revenue recognition and accounting for advertising, development and overhead costs. The SOP is effective for calendar-year companies on January 1, 2001, with early application encouraged. The Company does not expect that the adoption of the provisions of the SOP will have a material effect on the Company's consolidated statement of operations and comprehensive
(loss) income.

Statement of Financial Accounting Standards -Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standard's Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities which was amended by Statement of Financial Accounting Standards No. 138 ("SFAS No. 138"), which is effective for all quarters of fiscal years beginning after June 15, 2000. SFAS No. 138 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Unless the entity can treat the derivative as a hedge according to certain criteria, the entity may be required to deduct any changes in the derivative's fair value from its operating income. The adoption of SFAS No. 138 will not have a material effect on the Company's Consolidated Financial Statements.

6. Change in Accounting for Revenue Recognition

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

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition In Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views regarding the recognition and reporting of revenues and related expenses in certain transactions. SAB No. 101, which was further clarified in 2000, was required to be implemented by the fourth quarter retroactive to December 26, 1999.

In consideration of the views expressed in SAB No. 101, and related interpretations, the Company modified its revenue recognition policies related to licensing of the Company's characters. The Company will recognize revenues related to the minimum guaranteed portion of these agreements on a straight line basis over the term of the agreement at the time the characters are available to the licensee, or actual earnings if higher that the minimum guarantee, and collections are reasonably assured, rather than recognizing revenue at the inception of the agreement at its net present value when the agreement was consummated.

In connection with the adoption of SAB No. 101 and the requirements of SOP 90-7, the Company has recorded an adjustment of approximately $1.3 million to decrease accounts receivable and increase excess reorganization value retroactive to December 26, 1999. Additionally, the adoption of SAB No. 101 did not have a material effect for the quarters ended March 25th, June 24th, September 23rd and December 30th, 2000.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

7. (Gains) Losses on Sales of Assets, Impairment of Assets and Impairment of Investment

During 1998, the Predecessor Company sold its facility in Fayetteville, North Carolina and reduced its office space in New York. The Fayetteville facility was sold for approximately $7.2 million in cash which resulted in a loss of approximately $1.8 million, which was recorded as (gains) losses on sale of assets in the consolidated statement of operations and comprehensive (loss) income for the year ended December 26, 1998. The Predecessor Company recorded a charge of approximately $4.7 million principally composed of a write-off of leasehold improvements associated with the Predecessor Company's reduction of office space in connection with its New York lease agreement as write-off of assets in the consolidated statement of operations and comprehensive (loss) income for the year ended December 26, 1998. Additionally, in 1998, the Predecessor Company incurred approximately $12.2 million in one-time transition costs, consisting of: (i) $4.4 million in outsourcing premiums and (ii) $7.8 million in costs associated with the Predecessor Company's move to the new manufacturing facility in Sturtevant, WI facility. These one time transition costs are included in: (i) cost of sales and (ii) selling, general and administrative expenses, respectively, in the accompanying consolidated statement of operations and comprehensive (loss) income for the year ended December 26, 1998.

During 1999, the Predecessor Company continued its disposition of non-core assets with the sale of its: (i) Coffeyville, Kansas Distribution Center, (ii) operating facility in Canada, (iii) Adult Publishing business and (iv) McSpadden-Smith music publishing division. The Coffeyville Distribution Center was sold for approximately $2.2 million, which resulted in a gain of approximately $1.5 million. The operating facility in Canada was sold for approximately $1.9 million, which resulted in a gain of approximately $1.9 million. The Canadian operation relocated to a leased facility after the sale. The Adult Publishing business was sold for approximately $11.0 million, which resulted in a gain of approximately $1.7 million. The McSpadden-Smith music publishing division was sold for approximately $2.8 million, which resulted in a gain of approximately $2.2 million. These gains have been recorded as (gains) losses on the sales of assets in the accompanying consolidated statements of operations and comprehensive (loss) income for the year ended December 25, 1999.

The Successor Company adopted the requirements of fresh-start reporting as of December 25, 1999. The adjustments to reflect the adoption of fresh-start reporting include adjustments to record net assets held for sale at their fair market value. Accordingly, the Successor Company recorded a fresh-start valuation adjustment to reduce the value of the Creative Center, previously recorded as a net asset held for sale, to zero as of December 25, 1999.

It is the Company's policy to account for the excess of reorganization value and long-lived assets at the lower of amortized cost or estimated realizable value. As part of an ongoing review of the valuation and amortization of the excess of reorganization value and long-lived assets of the Company, management assesses the carrying value of the excess of reorganization value and long-lived assets if facts and circumstances suggest that there may be impairment. As a result of the Company entering into the Asset Purchase Agreement to sell substantially all the assets of the Company and the Subsidiaries (including the stock of Golden Books Publishing (Canada), Inc.) to the Purchaser (see Note 2 "Liquidity and Recent Developments"), the Company has determined that the carrying value of the excess of reorganization value and long-lived assets was in excess of their realizable value. Accordingly, the Company has recorded an impairment of assets charge of approximately $74.7 million in the consolidated statement of operations and comprehensive (loss) income for the year ended December 30, 2000.

In connection with the sale of the Manufacturing Facility, the Company received preferred stock in the Buyer, which was valued at approximately $2.7 million. As a result of the Buyer filing for involuntary bankruptcy under Chapter 7, the preferred stock is deemed to have no value. Accordingly, the Company recorded an impairment of its investment of $2.7 million related to the preferred stock of the Buyer during the fourth quarter ended December 30, 2000.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

8. Accounts Receivable

Accounts receivable of the Company consisted of the following (in thousands):

                                           December 30, 2000   December 25, 1999
                                           -----------------   -----------------

Accounts receivable                             $ 67,974             $ 91,293

Allowance for doubtful accounts                   (5,800)              (4,562)

Allowance for sales discount and
   returns                                       (25,055)             (30,674)
                                                --------             --------
                                                  37,119               56,057

Less: long term portion                           (2,718)              (3,346)
                                                --------             --------
                                                $ 34,401             $ 52,711
                                                ========             ========

9. Inventories

Inventories of the Company consisted of the following (in thousands):

                                           December 30, 2000   December 25, 1999
                                           -----------------   -----------------

Raw materials                                    $   713             $   250

Work-in-process                                       23                 819

Finished goods                                    19,450              22,920

Film library                                       2,180               2,180
                                                 -------             -------

                                                 $22,366             $26,169
                                                 =======             =======

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

10. Property, Plant and Equipment

Property, plant and equipment of the Company consisted of the following (in thousands):

                                           December 30, 2000   December 25, 1999
                                           -----------------   -----------------

Land                                            $    393             $   393

Building and improvements                          8,187               8,060

Machinery and equipment                            9,528               8,130

Construction in progress                           2,735                 939
                                                --------             -------

                                                  20,843              17,522

Less accumulated depreciation and
   amortization                                   (3,727)                 --
                                                --------             -------

                                                $ 17,116             $17,522
                                                ========             =======

11.  Other Intangible Assets

Other intangible assets of the Company consisted of the following (in thousands):

                                           December 30, 2000   December 25, 1999
                                           -----------------   -----------------

Trademark and tradename                         $  31,800          $ 31,800

Film library                                       41,420            41,420

Publishing works and education brands              46,000            46,000

Other                                               3,300             3,300
                                                ---------          --------
                                                  122,520           122,520

Less: accumulated amortization and
impairment of assets                              (48,471)               --
                                                ---------          --------

                                                $  74,049          $122,520
                                                =========          ========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

12. Other Current Liabilities

Other current liabilities of the Company consisted of the following (in thousands):

                                          December 30, 2000   December 25, 1999
                                          -----------------   -----------------

Royalties payable                               $ 8,390           $23,265

Deferred rent                                     3,377             3,634

Accrued worker's compensation                     2,877             3,155

Accrued taxes                                     2,411             3,928

Reorganizational items                            2,054             6,232

Accrued advertising                               1,314             2,313

Other                                             5,220             6,818
                                                -------           -------

                                                $25,643           $49,345
                                                =======           =======

13. Debt

Debt consisted of the following (in thousands):

                                                    December 30,    December 25,
                                                        2000            1999
                                                        ----            ----

Senior secured notes                                 $  99,839        $ 87,000
Revolving credit and term loan
   agreement                                            30,595          22,134
                                                     ---------        --------
                                                       130,434         109,134
Less long-term portion                                      --         (93,750)
                                                     ---------        --------
                                                     $ 130,434        $ 15,384
                                                     =========        ========

Senior Secured Notes

On the Effective Date of the Amended Joint Plan of Reorganization, the Successor Company entered into an indenture agreement in the principal amount of $87.0 million (the "Senior Secured Notes") due in full on December 31, 2004 together with all accrued and unpaid interest thereon. Interest at the rate of 10.75% per annum is payable semi-annually on June 30th and December 31st of each year of the term of the Senior Secured Notes commencing January 1, 2000. Interest may be paid in the form of additional Senior Secured Notes at a rate of 14.25% per annum in lieu of cash at the Company's option for all interest payments due on or prior to December 31, 2002. Prior to maturity, the Senior Secured Notes shall be mandatorily redeemed in part in a principal amount equal to $8.3 million on each of June 30, 2003, December 31, 2003 and June 30, 2004. The Senior Secured Notes are secured by the existing collateral which had been granted to the holders of the then existing Senior Notes as well as certain additional collateral. The Senior Secured Notes requires

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

the Company to maintain compliance with certain financial and non-financial covenants, including minimum EBITDA and limitations on: (i) restricted payments,
(ii) incurance on additional indebtedness and (iii) capital expenditures (all as defined in the Senior Secured Notes agreement), among others. As previously described, the Company is in violation of the terms of the indenture governing its Senior Secured Notes. Accordingly, this default has made the underlying debt of the facility due upon demand at the option of the debt holder. The Company has classified the Senior Secured Notes of approximately $99.8 million (including approximately $12.8 million in interest paid in the form of additional Senior Secured Notes) as a current liability in their consolidated balance sheet as of December 30, 2000.

The aggregate market value of the Senior Secured Notes was $18.5 million based on a quoted market value of $0.185 in January, 2001.

Revolving Credit and Term Loan Agreement

On the Effective Date of the Amended Joint Plan of Reorganization, the Successor Company entered into a revolving credit and term loan agreement consisting of a revolving credit facility of up to $50.0 million and a term loan in the amount of $10.0 million (the "Revolving Credit and Term Loan Agreement"). The proceeds from the Revolving Credit and Term Loan Agreement were utilized to repay all of the then outstanding amounts under the then existing DIP Loan, with additional proceeds being available for working capital and general corporate purposes.

The Company maintains a Borrowing Base (as defined) of up to $50.0 million for the revolving credit portion of the Revolving Credit and Term Loan Agreement, with such outstanding amounts being due on a current basis with all remaining outstanding amounts being due in full on December 31, 2002 together will all accrued and unpaid interest thereon. Such due date may be extended for one year periods. Interest on the revolving credit portion of the Revolving Credit and Term Loan Agreement is payable monthly in arrears on the first day of each month commencing February 1, 2000 at a rate equal to the Prime Rate plus 1.75%. The Company is required to pay an unused line of credit fee in the amount of 1/2 of 1% per annum monthly in arrears on the last day of each month commencing January 31, 2000. The Company is also required to pay a termination fee of: i) 2% through December 31, 2001 and ii) 1% through December 31, 2002, multiplied by the total maximum amount available above the then outstanding amount reduced by any payments made under the term loan portion of the Revolving Credit and Term Loan Agreement if the revolving credit portion of the Revolving Credit and Term Loan Agreement is paid in full prior to December 31, 2002. Such percentages would be reduced to .5% and .25% respectively, if the termination is a result of the sale of the Company or the offering of debt or equity realizing gross proceeds of not less than $200.0 million.

The term loan portion of the Revolving Credit and Term Loan Agreement in the amount of $10.0 million is payable in installments by the Company over its three year term with all remaining principal together with all accrued and unpaid interest thereon due in full on December 31, 2002. Interest on the term loan portion of the Revolving Credit and Term Loan Agreement is payable monthly in arrears on the first day of each month commencing February 1, 2000 at a rate equal to the Prime Rate plus 1.75%.

The Revolving Credit and Term Loan Agreement requires the Company to maintain compliance with certain financial and non-financial covenants, including minimum EBITDA and limitations on: (i) dividends, distributions and prepayments, (ii) incurrencess on additional indebtedness and (iii) capital expenditures (all as defined in the Revolving Credit and Term Loan Agreement), among others. As previously described, the Company is in violation of the terms of the Revolving Credit and Term Loan Agreement. Accordingly, this default has made the underlying debt of the facility due upon demand at the option of the debt holder. The Company has classified the Revolving Credit and Term Loan Agreement of approximately $30.6 million as a current liability in their consolidated balance sheet as of December 30, 2000. At April 13, 2001, the Company had available additional borrowings of approximately $1.9 million under

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

the revolving credit portion of the Revolving Credit and Term Loan Agreement.

14. Preferred Stock

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

15. Employee Stock Options

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

Of the remaining amount (5%), 60,000 options to purchase an equal amount of the Successor Company's common stock was issued to non-employee Board of Directors and 292,361 options to purchase an equal number of the Successor Company's common stock was issued to management. The options are exercisable over a ten year period and vest ratably over a three year period commencing on the Effective Date of the Amended Joint Plan of Reorganization. The Successor Company will not incur a future charge related to the issued options as these options were issued at the then fair market value of the Successor Company's. The remaining 232,362 options to purchase an equal number of shares of the Successor Company's common stock are subject to future grants.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

On the Effective Date of the Amended Joint Plan of Reorganization, all outstanding exercisable and unexercised stock options, warrants and similar rights of the Predecessor Company were canceled.

The following table of data is presented in connection with the stock option plans for both the Predecessor and Successor Company:

                                                                     Option Price Per   Weighted Average
                                                         Shares            Share         Exercise Price
                                                      ----------     ----------------   ----------------
PREDECESSOR COMPANY

Outstanding at December 27, 1997                       4,582,310
Exercised                                                 (8,339)             $11.06          $11.06
Canceled                                              (1,010,453)     $4.63 - $14.25          $10.72
Granted at December 26, 1998                           1,243,000      $3.94 - $11.63          $ 8.04
                                                      ----------
Outstanding at December 26, 1998                       4,806,518
Exercised                                                     --                  --              --
Canceled                                              (1,867,245)     $3.94 - $13.38          $ 8.11
Granted                                                       --                  --              --
                                                      ----------
Outstanding at December 25, 1999                       2,939,273
Fresh-Start adjustments                               (2,939,273)
Issuance of  options under the
  Successor Company option plan                          703,193               $1.92          $ 1.92
                                                      ----------

SUCCESSOR COMPANY

Outstanding at December 25, 1999                         703,193               $1.92          $ 1.92
Exercised                                                     --                  --              --
Canceled                                                 (51,000)        $1.56-$1.92          $ 1.63
Granted                                                  190,500         $1.38-$1.56          $ 1.56
                                                      ----------
Outstanding at December 30, 2000                         842,693
                                                      ==========

The weighted average fair value of options was $1.56, $1.92, and $8.04 for the years ended December 30, 2000 (Successor Company), December 25, 1999 and December 26, 1998 (Predecessor Company), respectively. Options to purchase 272,707shares were exercisable at December 30, 2000.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options. The Company adopted the disclosure only provisions of Statement of Financial Standards No. 123 ("SFAS 123"). Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method described in SFAS 123. For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

amortized to expense over the option's vesting period. Had compensation cost for the 1999 Equity Awards Plan been determined based on the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS 123, the Company's pro forma net loss and net loss per basic common share would have been approximately $(100.6) million or $(9.83) per basic common share for the year ended December 30, 2000. Pro forma information related to the year ended December 25, 1999 is not presented as the information would not be relevant due to the recapitalization of the Company in connection with the Joint Plan of Reorganization.

The fair value for each option grant was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the various grants made during 2000: risk free interest rate of 5.02%; expected volatility of 91.1%; no dividend yield; no forfeiture rate and expected lives of 3 years. The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

16. Stockholders' Equity

On the Effective Date of the Amended Joint Plan of Reorganization, the holders of the Predecessor Company's preferred and common stock surrendered their stock in exchange for warrants with an exercise price of $23.03 to purchase 5% of the Successor Company's common stock allocated two-thirds to the preferred and one-third to the common shareholders, to be issued post recapitalization, prior to dilution (525,000 warrants) and all existing warrants, outstanding exercisable and unexerciseable stock options and similar rights of the Predecessor Company were canceled. Additionally, the Successor Company adopted the Amended and Restated Certificate of Incorporation which authorized the Successor Company to issue 30,000,000 shares of the Successor Company's common stock at $.01 per share. Accordingly, the Successor Company's outstanding common stock as of December 30, 2000 and December 25, 1999 is composed of the following:

                                                      Shares of Common Stock
                                                      ----------------------
      Senior secured notes holders                          4,250,000
      TOPrS holders                                         5,000,000
      Loan facility holders                                   500,000
      Senior management - restricted stock                    483,889
                                                           ----------
                                                           10,233,889
                                                           ==========

                                                 Shares of Common Stock Reserved
                                                       for future issuance
                                                       -------------------
      Common stock reserved for issuance-1999
         Equity Awards Program                                935,555
      Warrants-Predecessor Company preferred
         and common shareholders                              525,000
                                                           ----------
                                                            1,460,555
                                                           ==========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

17. Commitments and Contingencies

The Company leases certain facilities, machinery and vehicles under various noncancellable operating lease agreements over periods of one to fifteen years. Future minimum lease payments required under such leases in effect at December 30, 2000 and thereafter are as follows (in thousands):

                     2001                           $2,512
                     2002                            2,028
                     2003                            2,081
                     2004                            2,246
                     2005                            2,234
                     Thereafter                     17,578

Total rent expense charged to operations was approximately $3.7 million, $5.9 million and $5.8 million for the years ended December 30, 2000, December 25, 1999 and December 26, 1998, respectively. In January 1998, the Predecessor Company reduced their New York office space from six floors to three floors. In connection with such reduction, the Predecessor Company recorded a non-cash charge of approximately $3.1 million as a component of write-off of assets in the consolidated statement of operations and comprehensive (loss) income for the year ended December 26, 1998.

The Company is required to meet certain contractual payments under contracts in effect at December 30, 2000 and thereafter, as follows (in thousands):

                     2001                          $31,384
                     2002                           26,693
                     2003                           23,779
                     2004                           19,933

Included in the amount above are $27.0 million, $24.3 million, $21.9 million and $19.7 million for the fiscal year 2001, Fiscal 2002, Fiscal 2003 and Fiscal 2004, respectively, related to the Company's obligations under its Printing Services Agreement. Other amounts due relate primarily to guaranteed amounts due under various royalty agreements.

During Fiscal 2000, the Company collected $1.3 million related to the settlement of a customer minimum purchase commitment dispute which it recorded as a component of net sales, it had a favorable settlement of a royalty audit which resulted in the release of a reserve of $1.2 million resulting in lower cost of sales and it received $1.4 million in cast insurance proceeds against production costs incurred in prior years which it recorded as a reduction of selling general and administrative expenses.

Contingencies

On June 1, 2001, the Successor Company and five of its direct and indirect subsidiaries, Golden Books Publishing Company, Inc., Golden Books Home Video, Inc., LRM Acquisition Corp., Shari Lewis Enterprises, Inc. and SLE Productions, Inc. (collectively, the "Subsidiaries"), entered into a definitive agreement (the "Asset Purchase Agreement") pursuant to which DIC GB Acquisition Corp. (the "Purchaser"), an affiliate of Bain Capital, LLC, will acquire substantially all of the assets of the Successor Company and the Subsidiaries (including the stock of Golden Books Publishing (Canada), Inc.) and assume certain of the liabilities of the Successor Company and the Subsidiaries for a total purchase price of approximately $70.0 million in cash plus assumed liabilities, and a promissory note in an

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

aggregate principal amount of $7.0 million (the "Buyer Note"). The Buyer Note is an unsecured, junior subordinated note which provides for semi-annual cash interest to be paid at a rate of 12.5% per annum. The issuer of the Buyer Note will be a subsidiary of the Purchaser that owns certain entertainment assets. The final purchase price may be adjusted upon the consummation of the Asset Purchase Agreement. There can be no assurance that the transaction contemplated by the Asset Purchase Agreement will be consummated; if consummated, such transaction will likely result in the common stock of the Successor Company having no value, and certain indebtedness of the Successor Company and the Subsidiaries being worth significantly less than face value.

In connection with the Asset Purchase Agreement and as a condition thereto, on June 4, 2001, the Successor Company and the Subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The filings were made in order to implement the aforementioned sale to the Purchaser. Pursuant to Section 363 of the Bankruptcy Code, the Successor Company and the Subsidiaries are seeking authorization and approval to perform under the Asset Purchase Agreement and establish bidding procedures. Pursuant to the terms of the Asset Purchase Agreement, a hearing is to be held twenty days after the motion is filed seeking approval of certain bidding procedures and protections, including a break-up fee and expense reimbursement, to be awarded in certain circumstances (the "Procedure Order"). The Procedure Order will also establish a hearing date of forty days after the Procedure Order is entered to approve the consummation of the Asset Purchase Agreement.

In accordance with the Amended Joint Plan of Reorganization, the Company is working to resolve the few remaining disputed claims of pre-petition trade creditors in the Bankruptcy Court and paying all remaining pre-petition trade creditors with undisputed claims all amounts due with interest.

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

On November 14, 1996, the Michigan Department of Environmental Quality requested that corrective actions be taken at the Company's former Fulford Street Property site located in Kalamazoo, Michigan as a result of the discovery on November 8, 1996 of a leaking underground storage tank system. Sampling results taken pursuant to the corrective action plan for this site indicated the presence of groundwater contamination at levels exceeding the Michigan Department of Environmental Quality standards in one of six groundwater samples. Additional sampling undertaken to determine the source of the contamination has not conclusively determined whether the source of the contamination originated from the site. Current estimates indicate that future costs associated with this release are not expected to exceed $200,000. However, in the event that the contamination is determined to originate from the site and has migrated off the site, these costs could increase.

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

In 1991 the EPA issued a unilateral administrative order (the "1991 Order") to the Company and four other PRPs, requiring the Company and the other PRPs to perform a remedial design and remedial action at the Hertel Landfill Superfund Site in Plattekill, New York. The Company did not agree to comply with the 1991 Order. The EPA subsequently sued the Company and other PRPs seeking recovery of its costs at this site. Various PRPs in the litigation brought claims for contribution against each other and the Company. The Company settled its liability to the United States for noncompliance with the 1991 Order and agreed to comply with the 1991 Order by implementing the remedy at the site, which is now estimated to cost up to $4.9 million, excluding potential groundwater remediation costs. On July 9, 1998, the Company and other PRPs entered into a consent decree with the United States and the State of New York to resolve their alleged liability for past response costs and formalize their agreement to perform the remedy at the site. Under the consent decree, the Company and the other settling parties are jointly and severally obligated to perform the remedy and reimburse certain governmental past and future costs. The Company has paid approximately $1.7 million toward remedial costs since 1996 and has completed construction of the landfill cap. The Company's share of future costs for operation and maintenance of the cap and landfill monitoring are expected to be less than $500,000. The Company's share of the government's future costs is expected to be approximately $170,000.

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

On December 13, 2000, the Company received from the New York State Department of Environmental Conservation a Request For Information (the "Request"), which indicated that the Company may be a PRP, in connection with the Amenia Town Landfill. In responding the Request, the Company indicated that it had no knowledge of any waste generated by the Company that had been transported to or disposed of at the Amenia Landfill. The Company has not has received further communications from the State of New York with respect to this site.

In addition to these environmental matters, the Company is party to the following legal proceedings.

Live Entertainment, Inc. (Artisan Entertainment, Inc.) filed an action in December 1998 in the California Superior Court against the Company to recover damages in excess of $2.3 million as a result of the Company allegedly breaching certain of its obligations under a licensing agreement. During the quarter ended September 23, 2000, the Company reached a settlement with Live Entertainment, Inc. pursuant to which it paid approximately $1.5 million in settlement and dismissal of the action. Simultaneous with the settlement, the Company released a reserve related to the action which resulted in a reduction of cost of sales of $1.0 million during the quarter ended September 23, 2000.In connection with the settlement, the dispute between the Company and Live Entertainment, Inc. concerning royalties due under the licensing agreement will be arbitrated. The Company has, appropriately established a reserve for the royalties due in the event of an adverse arbitration ruling.

The Company filed an action in 1994 in the United States District Court, Eastern District of Wisconsin captioned as Western Publishing Company, Inc. v. MindGames, Inc. seeking a declaration of rights in regard to the Company's alleged breach of various of its obligations under its licensing agreement with the defendant for distribution through 1994 of the adult board game known as "Clever Endeavor." The District Court granted the Company's two motions for partial summary judgment, dismissing MindGames, Inc.'s claims to recover lost profits and unpaid renewal fees. MindGames, Inc. dismissed its remaining claims, which the Company estimated to be approximately $120,000, without

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

prejudice pending appeal on the summary judgment rulings. The Seventh Court affirmed these rulings on June 22, 2000. In connection with these rulings, the Company reversed an accrual of $1.0 million, which is shown as a reduction of selling, general and administrative expenses in the Company's Fiscal 2000 consolidated statement of operations and comprehensive (loss) income. On August 8, 2000, MindGames, Inc. filed a new action in the United States District Court for the Eastern District of Wisconsin, seeking $5.0 million for claims it contends remain, despite the summary judgment rulings. On October 16, 2000, the Company filed a motion to dismiss this new action, a decision on which is pending. Based upon the summary judgment rulings, the Company believes that Mind Games new action is meritless, and that this new action will not have a significant effect on the Company's results of operations.

In consideration of the aforementioned matters, the Company has recorded accruals in the "deferred compensation and other deferred liabilities" account of approximately $5.4 million in the consolidated balance sheet at December 30, 2000.

While it is not feasible to predict or determine the outcomes of these aforementioned proceedings, it is the opinion of management that they maintain adequate reserves in the consolidated balance sheet at December 30, 2000.

The Company and its subsidiaries are parties to certain other legal proceedings which are incidental to their ordinary business, none of which the Company believes are material to the Company and its subsidiaries taken together as a whole.

18. Income Taxes

Income tax expense consisted of the following (in thousands):

                                        Successor Company      |    Predecessor
                                              Year             |      Company
                                              Ended            |     Year Ended
                                     December       December   |     December
                                        30,            25,     |        26,
                                       2000           1999     |       1998
                                     --------       --------   |   ------------
Current payable (benefit):                                     |
      Federal                         $(175)        $(1,764)   |       $  --
      State                              --              82    |          25
      Local                              --           1,092    |        (691)
                                      -----         -------    |       -----
                                       (175)           (590)   |        (666)
Deferred:                                                      |
      Federal                            --              --    |          --
      State                              --              --    |          --
      Foreign                            --              --    |          --
                                      -----         -------    |       -----
                                      $(175)        $  (590)   |       $(666)
                                      =====         =======    |       =====

During Fiscal Years 2000 and 1999, the Company recorded a current tax benefit related to federal income tax refunds received in the respective years of $0.2 million and $1.8 million.

Income (loss) before income tax expense of Golden Books Publishing's Canadian subsidiary was approximately

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

$71,000, $2,841,000 and $(3,067,000) for the years ended December 30, 2000,
December 25, 1999 and December 26, 1998, respectively.

A reconciliation of the statutory United States Federal income tax rate to the Company's effective income tax rate follows:

                                                                     Successor    |
                                                                      Company     |
                                                                        Year      |     Predecessor Company
                                                                       Ended      |         Year Ended
                                                                    December 30,  |  December 25,   December 26,
                                                                        2000      |      1999          1998
                                                                    ------------  |  ------------   ------------
                                                                                  |
Statutory rate                                                          35.0%     |      35.0%         35.0%
State income taxes, net of Federal benefit                               0.0      |       0.2           5.0
Non-deductible amortization/write-off of excess reorganizational                  |
  goodwill                                                             (12.1)     |
Valuation allowance, net of refundable amounts                         (22.9)     |      48.4         (42.0)
Fresh-start valuation                                                     --      |     (81.2)           --
Other - net                                                               --      |      (4.2)          2.6
                                                                       -----      |     -----         -----
                                                                        (0.0)%    |      (1.8)%         0.6%
                                                                       =====      |     =====         =====

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 30, 2000 and December 25, 1999 are as follows (in thousands):

                                                            December 30,  |  December 25,
                                                               2000       |     1999
                                                            ------------  |  ------------
                                                                          |
     Deferred tax assets:                                                 |
        Inventory                                            $   4,654    |  $
        Allowance for doubtful accounts and returns              9,946    |     12,442
        Property, plant & equipment                                529    |         --
        Accrued expenses                                        19,126    |     27,116
        Post retirement benefits                                11,829    |     11,618
        Net operating loss carryforwards                        84,717    |     74,255
        Other - net                                              3,703    |      2,692
                                                             ---------    |  ---------
Total deferred tax assets                                      134,504    |    128,123
           Valuation allowance                                (129,010)   |   (107,722)
                                                             ---------    |  ---------
Deferred tax assets, net of valuation allowance                  5,494    |     20,401
                                                             ---------    |  ---------
     Deferred tax liabilities:                                            |
           Property, plant & equipment                              --    |      2,080
           Pension contributions                                 2,106    |        662
           Intangibles                                           3,388    |     17,478
           Inventory                                                --    |        181
                                                             ---------    |  ---------
Total deferred tax liabilities                                   5,494    |     20,401
                                                             ---------    |  ---------
     Net deferred tax assets/(liabilities)                   $      --    |  $      --
                                                             =========    |  =========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

As of December 30, 2000, the Company had Net Operating Loss (NOL) carryforwards of $389 million which do not reflect an adjustment relating to Internal Revenue Code Section 382(l) (5) or (l)(6). Such NOL carryforwards will expire between 2011 and 2020.

As of the Effective Date (see Note 1), the Company generated approximately $ 354 million of Net Operating Loss (NOL) carryforwards with expiration dates of between 2011 and 2019. However, these NOLs were reduced substantially, to approximately $203 million as a result of the discharge and cancellation of various prepetition liabilities under the Company's Joint Plan of Reorganization. In addition, the NOLs remaining after the application of the cancellation of indebtedness rules are subject to certain limitation-on-utilization rules. The federal income tax code imposes limitations on the utilization of such loss carryforwards after certain changes of ownership of a loss company (as defined in Internal Revenue Code Section 382), and the Company is deemed a loss company for tax purposes.

Management has concluded based on available data that no change of ownership has occurred prior to the Effective Date. However, as a result of the Joint Plan of Reorganization (see Note 3) a change of ownership did occur on the Effective Date and use of the Company's remaining NOL carryforwards became limited. The tax rules governing utilization of these NOLs are complex and depend on certain factors, some of which are presently unknown.

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

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

Pursuant to SOP 90-7 the income tax benefit, if any, of any future realization of the remaining NOL carryforwards existing as of the Effective Date will be applied first as a reduction to Excess Reorganization Value, then to Other Intangible Assets (see notes 4 and 10) until exhausted and thereafter be reported as a direct addition to paid in capital.

The Company, in conjunction with the Asset Purchase Agreement and filing for Bankruptcy will utilize certain of its tax attributes to offset any potential gains including potential discharge of indebtedness associated with such transactions. Management of the Company believes that it is unlikely to realize any benefit from the net operating loss carryforwards due to certain limitations following the emergence from Bankruptcy.

19. Pension, Post-retirement and Post-employment Benefits

Golden Books Publishing has noncontributory defined benefit retirement plans covering substantially all domestic hourly employees who worked in the Company's manufacturing facility prior to its sale in November 1999. The benefits are generally based on a unit amount at the date of termination multiplied by the participant's credited service. The Company's funding policy is to contribute amounts within the limits which can be deducted for income tax purposes.

Defined Benefit Plans (in thousands):

                                                    December 30, 2000   December 25, 1999
                                                    -----------------   -----------------
Change in Plan Assets:
Fair Value of plan assets at beginning of year           $ 23,371            $ 23,431
Actual return on plan assets                                1,313               1,231
Benefits Paid                                              (1,484)             (1,291)
                                                         --------            --------
Fair value of plan assets at the end of the year         $ 23,200            $ 23,371
                                                         ========            ========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

Changes in Benefit Obligations (in thousands):

                                                    December 30, 2000     December 25, 1999
                                                    -----------------     -----------------
Benefit obligations at the beginning of the year         $ 19,105            $ 18,923
Service Cost                                                   66                 319
Interest Cost                                               1,360               1,269
Other actuarial gains (losses)                                149                (767)
Benefits Paid                                              (1,484)             (1,290)
Curtailments                                                   --                (109)
Special termination benefits                                   --                 760
                                                         --------            --------
Benefits obligations at the end of the year              $ 19,196            $ 19,105
                                                         ========            ========

Funded Status Reconciliation (in thousands):

                                                    December 30, 2000     December 25, 1999
                                                    -----------------     -----------------
Funded Status                                            $  4,004           $  4,266
Unrecognized prior amounts for net gains                    1,462                351
                                                         --------           --------
Prepaid benefit recognized in consolidated balance
  sheet at the end of the year                           $  5,466           $  4,617
                                                         ========           ========

Components of Net Benefits Expense (in thousands):

                                                            |       Predecessor Company
                                          Successor Company |           Year Ended
                                             Year Ended     |   ----------------------------
                                             December 30,   |   December 25,    December 26,
                                                2000        |       1999            1998
                                             ------------   |   ------------    ------------
                                                            |
Service cost                                   $    66      |     $   319         $   368
Interest cost                                    1,360      |       1,269           1,288
Expected return on plan assets                  (2,275)     |      (2,303)         (2,052)
Net amortization:                                           |
        Prior service cost                          --      |         426             426
        Prior gains                                 --      |        (112)             --
                                               -------      |     -------         -------
Total                                               --      |         314             426
                                                            |
Curtailment cost                                    --      |       2,138              --
Cost of special termination benefits                --      |         760              --
Cost of fresh-start accounting                      --      |      (2,962)             --
                                               -------      |     -------         -------
Net benefits (income) expense for the year     $  (849)     |     $  (465)        $    30
                                               =======      |     =======         =======

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

Other Post-retirement Benefit Plans (in thousands):

                                                   December 30,     December 25,
                                                       2000            1999
                                                   ------------     ------------
Benefit obligations at the beginning of the year     $ 30,807        $ 30,920
Service cost                                              263             476
Interest cost                                           2,184           2,363
Actuarial losses                                           --           2,241
Net retiree benefit payments:
      Benefits payments                                (4,466)         (3,600)
      Retiree contributions                               785             743
                                                     --------        --------
Total                                                  (1,234)         (2,857)
                                                           --          (2,336)
                                                     --------        --------
Benefit obligations at the end of the year           $ 29,573        $ 30,807
                                                     ========        ========

Components of Net Benefits Expense (in thousands):

                                                                Predecessor Company
                                      Successor Company             Year Ended
                                           Year End         ----------------------------
                                          December 30,  |   December 25,    December 26,
                                              2000      |       1999            1998
                                              ----      |       ----            ----
                                                        |
Service cost                                $   263     |     $   476         $   654
Interest cost                                 2,184     |       2,363           2,070
Net amortization:                                       |
      Transition obligation                      --     |         328              47
      Prior service cost                         --     |        (221)           (221)
                                            -------     |     -------         -------
Total                                            --     |         107            (174)
                                            -------     |     -------         -------
                                                        |
Net benefit expense for the year            $ 2,447     |     $ 2,946         $ 2,550
                                                        |
Net retire benefit payments                  (3,681)    |      (2,857)         (2,307)
One time charges                                 --     |       1,111              --
                                            -------     |     -------         -------
                                                        |
Net balance sheet recognition               $(1,234)    |     $ 1,200         $   243
                                            =======     |     =======         =======

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

The weighted average actuarial assumptions utilized in determining the above amounts for other post-retirement benefit plans were as follows as of:

                                                    December 30,    December 25,
                                                        2000            1999
                                                    ------------    ------------
Discount rate                                           7.5%            7.5%
Rate of compensation increase                             4%              4%

The Company's other post-retirement benefit plans identified above provide health and life insurance benefits to a number of existing retirees from certain of its operations under the provision of a number of different plans. Contributions currently required to be paid by the retirees towards the cost of such plans range from zero to 100%. The Company also has a number of active employees who might receive such benefits upon retirement. Relative to the above information, the actuarial valuations assume a medical cost trend of 7% for fiscal 2000, decreasing linearly to 5% in 2010; and remaining level thereafter. The assumed health care trend rate has a significant effect on the amounts reported. A one-time percentage-point change in the assumed health care trend rate would have the following effects:

                                                                            1%          1%
                                                                         Increase    Decrease
                                                                         --------    --------
Effect on the total of service and interest cost for 2000                  $  231     $  (196)

Effect on post retirement benefit obligation as of the end of the year     $2,761     $(2,374)

Pension (income) expense charged to operations for these plans and for other multi-employer plans in which certain former union employees of the Company's subsidiaries participate was approximately $(850,000), $590,000 and $305,000 for the years ended December 30, 2000, (Successor Company), December 25, 1999 (Predecessor Company) and December 26, 1998 (Predecessor Company), respectively.

Subsidiaries of the Company also maintain defined contribution contributory retirement plans for substantially all domestic employee groups. Under the plans, the subsidiaries make contributions based on employee compensation and in certain cases based upon specified levels of voluntary employee contributions. Golden Books Publishing and its Canadian subsidiary also maintain a profit sharing plan for certain salaried employees. Expense for these plans was approximately $0.5 million, $0.7 million and $0.8 million for the years ended December 30, 2000 (Successor Company), December 25, 1999 (Predecessor Company) and December 26, 1998 (Predecessor Company), respectively.

20. Business Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company identifies such segments based on management responsibility within the United States and geographically for all international units.

The Company currently has two primary operating segments: Consumer Products and Entertainment.

The Company's Consumer Products Segment is engaged in the creation, publication, printing and marketing of story

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

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

The Company's Entertainment Segment operates as Golden Books Entertainment ("GBEG"). GBEG's film library is comprised of copyrights, distribution rights, trademarks or licenses relating to characters, television programs and motion pictures, both animation and live action, and includes individual specials and multiple episode series.

Until the sale of the Manufacturing Facility in November 1999, the Commercial Products Segment (presented as "Other Segments") provided printing, graphic, creative and distribution services to third parties.

Identifiable assets are those assets used specifically in the operations of each operating segment or which are allocated when used jointly. Corporate assets are principally comprised of cash and cash equivalents, refundable income taxes, deferred income taxes, prepaid pension costs and certain other assets. Domestic sales to foreign markets were less than 10% of total consolidated sales for the years ended December 30, 2000 (Successor Company), December 25, 1999 (Predecessor Company) and December 26, 1998 (Predecessor Company).

The Company evaluates performance based on several factors, of which the primary measure is operating segment earnings before interest, taxes, depreciation and amortization and impairment of assets ("EBITDA"). The accounting policies of the operating segments are the same as described in the Summary of Significant Accounting Policies (Note 5).

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

Information by industry segment is set forth below:

                                                                                          Predecessor Company
                                                          Successor Company                    Year Ended
                                                              Year Ended          --------------------------------------
                                                          December 30, 2000   |   December 25, 1999    December 26, 1998
                                                          -----------------   |   -----------------    -----------------
                                                            (in millions)     |               (In millions)
                                                                              |
Net sales:                                                                    |
        Consumer products                                   $      128.8      |      $      135.9         $      150.7
        Entertainment                                               20.1      |              24.7                 29.0
        Other                                                         --      |               5.2                 14.5
                                                            ------------      |      ------------         ------------
        Total                                               $      148.9      |      $      165.8         $      194.2
                                                            ============      |      ============         ============
Gross Profit:                                                                 |
        Consumer                                            $       52.8      |      $       42.4         $        5.9
        Entertainment                                               12.3      |              11.9                 11.6
                                                            ------------      |      ------------         ------------
                                                                    65.1      |              54.3                 17.5
        Transition costs                                              --      |                --                 (4.4)
                                                            ------------      |      ------------         ------------
        Total                                               $       65.1      |      $       54.3         $       13.1
                                                            ============      |      ============         ============
                                                                              |
SG&A                                                                          |
        SG&A before transition costs                        $       73.8      |      $       79.0         $       90.5
        (Gains) losses on sales of assets                             --      |              (7.3)                 1.8
                                                            ------------      |      ------------         ------------
                                                                    73.8      |              71.7                 92.3
        Impairment of assets                                        74.7      |                --                 15.3
        Transition costs                                              --      |                --                  7.8
                                                            ------------      |      ------------         ------------
        Total                                               $      148.5      |      $       71.7         $      115.4
                                                            ============      |      ============         ============
                                                                              |
EBITDA                                                                        |
        Gross profit before transition costs                $       65.1      |      $       54.3         $       17.5
        SG&A before impairment of assets and transition                       |
        costs                                                       73.8      |              71.7                 92.3
                                                            ------------      |      ------------         ------------
        Operating results before transition costs                   (8.7)     |             (17.4)               (74.8)
         Depreciation and amortization                              14.0      |              13.9                 12.6
                                                            ------------      |      ------------         ------------
            EBITDA before transition                        $        5.3      |      $       (3.5)        $      (62.2)
                                                            ============      |      ============         ============
                                                                              |
        Operating results before transition                 $       (8.7)     |      $      (17.4)        $      (74.8)
        Transition costs                                              --      |                --                 12.2
                                                            ------------      |      ------------         ------------
        Operating loss                                      $       (8.7)     |      $      (17.4)        $      (87.0)
                                                            ============      |      ============         ============

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

                                                                                    Predecessor Company
                                                      Successor Company                 Year Ended
                                                          Year Ended           ----------------------------
                                                         December 30,    |     December 25,    December 26,
                                                             2000        |        1999            1998
                                                         ------------    |     ------------    ------------
                                                        (In thousands)   |           (In thousands)
                                                                         |
Depreciation and amortization:                                           |
    Consumer products                                     $    10,607    |     $     7,775     $     7,196
    Entertainment                                               3,423    |           5,589           4,975
    Other                                                          --    |             568             409
                                                          -----------    |     -----------     -----------
       Total depreciation & amortization                  $    14,030    |     $    13,932     $    12,580
                                                          ===========    |     ===========     ===========
                                                                         |
Capital Expenditures:                                                    |
    Consumer products                                     $     3,323    |     $     2,139     $    11,874
    Entertainment                                                  --    |             816           4,668
    Corporate                                                     105    |             121             104
    Other                                                          --    |              --           1,422
                                                          -----------    |     -----------     -----------
       Total capital expenditures                         $     3,428    |     $     3,076     $    18,068
                                                          ===========    |     ===========     ===========

                                                               Successor Company              Predecessor
                                                                                                 Company
                                                          December 30,         December 25, |  December 26,
    Assets:                                                   2000                 1999     |      1998
                                                          ------------         ------------ |  ------------
                                                                   (In thousands)           | (In thousands)
                                                                                            |
    Consumer products                                     $   123,131          $   182,480  |   $   129,467
    Entertainment                                              43,327               67,216  |       102,217
    Corporate                                                   3,735               40,302  |        12,216
    Other                                                          --                   --  |        11,051
                                                          -----------          -----------  |   -----------
       Total assets                                       $   170,193          $   289,998  |   $   254,951
                                                          ===========          ===========  |   ===========

For the years ended December 30, 2000 (Successor Company), December 25, 1999 (Predecessor Company) and December 26, 1998 (Predecessor Company), revenues from one customer accounted for 15%, 12% and 13% of the Company's net sales. The Company's products are primarily sold to mass-market retailers throughout the United States and to a lesser degree Canada and the United Kingdom.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2000
--------------------------------------------------------------------------------

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

Mr. Kramer was a Managing Director of the investment banking firm Houlihan Lokey Howard & Zukin, Inc. which acted as the financial advisor to the members of the Informal Senior Note Committee with respect to the Predecessor Company's restructuring.

Mr. Nevins is a Managing Director of the investment banking firm Jefferies & Company, Inc., which acted as the financial advisor to the members of the Informal TOPrS Committee which respect to the Predecessor Company's restructuring.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 30, 2000 (SUCCESSOR COMPANY),
DECEMBER 25, 1999 (PREDECESSOR COMPANY) AND DECEMBER 26, 1998
(PREDECESSOR COMPANY)
--------------------------------------------------------------------------------

                                                                  Allowance
                                                Allowance for     for Sales
                                                  Doubtful      Discounts and
                                                  Accounts         Returns          Total
                                                -------------   -------------      --------
PREDECESSOR COMPANY

    BALANCES, December 27, 1997                   $ 7,208          $ 17,041        $ 24,249

    Additions charged to costs and expenses         2,859            35,970          38,829

    Deductions - amounts written off               (3,267)          (26,184)        (29,451)
                                                  -------          --------        --------

    BALANCES, DECEMBER 26, 1998                     6,800            26,827          33,627

    Additions charged to costs and expenses         3,086            28,463          31,549

    Deductions - amounts written off               (3,923)          (24,616)        (28,539)

    Fresh-start adjustment                         (1,401)               --          (1,401)
                                                  -------          --------        --------

    SUCCESSOR COMPANY

    BALANCES, DECEMBER 25, 1999                     4,562            30,674          35,236

    Additions charged to costs and expenses         2,018            33,086          35,104

    Deductions - amounts written off                 (780)          (38,705)        (39,485)
                                                  -------          --------        --------

    BALANCES, DECEMBER 30, 2000                   $ 5,800          $ 25,055        $ 30,855
                                                  =======          ========        ========