Form 10-Q
period 2001-03-31
GOLDEN BOOKS FAMILY ENTERTAINMENT INC
filed 2001-06-19
CIK 790706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to
Commission file number - 14399

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

Common stock, par value $.01 per share: 10,233,889 shares outstanding as of June 18, 2001.

                     GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets--March 31, 2001 (Unaudited)
           and December 30, 2000                                             3

        Consolidated Statements of Operations and Comprehensive Loss
           (Unaudited)--for the three months ended March 31, 2001
           and March 25, 2000                                                5

        Consolidated Statements of Cash Flows (Unaudited)--for the
           three months ended March 31, 2001 and March 25, 2000              6

        Notes to Consolidated Financial Statements (Unaudited)               7

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        15

Item 3. Quantitative and Qualitative Disclosures about Market Risk          20

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                   21

Item 6. Exhibits and reports on Form 8-K                                    21

SIGNATURES                                                                  22

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

-------------------------------------------------------------------------------

ASSETS
                                                                      March 31,       December 30,
                                                                         2001             2000
                                                                     -----------      -----------
                                                                     (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                          $     1,570      $     2,831
  Accounts receivable, net                                                24,173           34,401
  Inventories                                                             22,305           22,366
  Royalty advances                                                         2,236            2,553
  Other current assets                                                     2,585            2,487
                                                                     -----------      -----------

  Total current assets                                                    52,869           64,638
                                                                     -----------      -----------
OTHER ASSETS

  Accounts receivable-- long term                                          1,899            2,718

  Other noncurrent assets                                                 11,903           11,672
                                                                     -----------      -----------

  Total other assets                                                      13,802           14,390
                                                                     -----------      -----------

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $4,983 at March 31, 2001 and
  $3,727 at December 30, 2000                                             16,459           17,116

OTHER INTANIGBLE ASSETS, net of accumulated amortization
  and impairment of assets of $49,515 at  March 31, 2001 and
  $48,471 at December 30, 2000                                            73,005           74,049
                                                                     -----------      -----------

TOTAL ASSETS                                                         $   156,135      $   170,193
                                                                     ===========      ===========

                            See Notes to Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

(In Thousands, Except Share Data)
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                      March 31,       December 30,
                                                                         2001             2000
                                                                     -----------      ------------
                                                                     (unaudited)
CURRENT LIABILITIES
  Accounts payable                                                   $    14,762      $    16,994
  Accrued compensation and fringe benefits                                 3,606            6,051
  Revolving credit and term loan agreement                                30,717           30,595
  Senior secured notes                                                   103,395           99,839
  Other current liabilities                                               22,729           25,643
                                                                     -----------      -----------

    Total current liabilities                                            175,209          179,122
                                                                     -----------      -----------
NONCURRENT LIABILITIES
  Accumulated post-retirement benefit obligation                          29,416           29,573
  Deferred compensation and other deferred liabilities                    10,908           11,932
                                                                     -----------      -----------
  Total noncurrent liabilities                                            40,324           41,505
                                                                     -----------      -----------
STOCKHOLDERS' DEFICIT:
  Common Stock, $.01 par value, 30,000,000 shares authorized,                102              102
     10,233,889 shares issued as of March 31, 2001 and
     December 30, 2000
  Additional paid in capital                                              50,131           50,131
  Accumulated deficit                                                   (109,079)        (100,267)
  Accumulated other comprehensive loss                                      (270)             (78)
                                                                     -----------      -----------
                                                                         (59,116)         (50,112)
  Less: unearned compensation on restricted stock                            282              322
                                                                     -----------      -----------
  Total stockholders' deficit                                            (59,398)         (50,434)
                                                                     -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   156,135      $   170,193
                                                                     ===========      ===========


                            See Notes to Consolidated
                              Financial Statements

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except for Per Share Data)
--------------------------------------------------------------------------------

                                                                       Three        Three Months
                                                                    Months Ended         Ended
                                                                   March 31, 2001   March 25, 2000
                                                                   --------------   --------------
                                                                     (unaudited)      (unaudited)
REVENUES                                                             $    25,083      $    36,260
                                                                     -----------      -----------
COSTS AND EXPENSES:
   Cost of sales                                                          14,628           20,033
   Selling, general and administrative                                    14,937           17,656
                                                                     -----------      -----------

   Total costs and expenses                                               29,565           37,689
                                                                     -----------      -----------

LOSS BEFORE REORGANIZATION ITEMS, INTEREST INCOME AND
   INTEREST EXPENSE                                                       (4,482)          (1,429)

REORGANIZATION ITEM                                                          100               --

INTEREST INCOME                                                             (143)            (468)

INTEREST EXPENSE                                                           4,373            3,322
                                                                     -----------      -----------

NET LOSS                                                                  (8,812)          (4,283)

OTHER COMPREHENSIVE (LOSS) INCOME:
   FOREIGN CURRENCY TRANSLATION                                             (192)              29
                                                                     -----------      -----------

COMPREHENSIVE LOSS                                                   $    (9,004)     $    (4,254)
                                                                     ===========      ===========
WEIGHTED AVERAGE BASIC AND DILUTED COMMON SHARES                          10,234           10,234
                                                                     ===========      ===========
NET LOSS PER BASIC AND DILUTIVE COMMON SHARE                         $     (0.86)     $     (0.42)
                                                                     ===========      ===========

                            See Notes to Consolidated
                               Financial Statement

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
--------------------------------------------------------------------------------

                                                                        Three        Three Months
                                                                     Months Ended        Ended
                                                                    March 31, 2001   March 25, 2000
                                                                    --------------   --------------
                                                                     (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                          $    (8,812)     $    (4,283)
   Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Depreciation and amortization                                           2,334            3,556
   Non-cash interest expense                                               3,606            2,912
   Changes in assets and liabilities, net of disposals:
     Decrease in accounts receivable                                      11,047           22,406
     Decrease (increase) in inventories                                       61             (340)
     Decrease (increase) in royalty advances                                 317           (1,960)
     (Increase) decrease in other current assets                             (98)           1,120
     Decrease in accounts payable                                         (2,232)          (7,356)
     Decrease in accrued compensation and fringe benefits                 (2,445)          (4,426)
     Other assets and liabilities                                         (4,334)          (7,223)
                                                                     -----------      -----------
   Net cash (used in) provided by operating activities                      (556)           4,406

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of property, plant and equipment                            (635)            (228)
                                                                     -----------      -----------
   Net cash used in investing activities                                    (635)            (228)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under Revolving Credit and Term Loan
   Agreement                                                                 122           (5,383)
                                                                     -----------      -----------
   Net cash provided by (used in) financing activities                       122           (5,383)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (192)              29
                                                                     -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (1,261)          (1,176)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             2,831            6,544
                                                                     -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $     1,570      $     5,368
                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:

   Interest expense                                                  $       822      $       849
                                                                     ===========      ===========
   Income taxes, net of refunds received                             $       173      $         7
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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - Nature of Business, Organization and Basis of Presentation

Golden Books Family Entertainment, Inc. (the "Company") is a publisher of children's books and family related entertainment products primarily in the North American retail market. The Company, through its Consumer Products division, creates, publishes and markets an extensive range of children's entertainment products, including "Little Golden Books" and other storybooks, coloring / activity books, electronic storybooks, puzzles, educational workbooks, reference books and novelty book formats. The Company has published its flagship product line, "Little Golden Books," for over 50 years.

The Company's Golden Books Entertainment Group ("Golden Books Entertainment") consists of an extensive library of character-based family entertainment properties. Golden Books Entertainment's library is comprised of copyrights, distribution rights, trademarks and licenses relating to characters, television programs and motion pictures, both animation and live action, and includes individual specials and multiple episode series.

On June 1, 2001, the Company and five of its direct and indirect subsidiaries, Golden Books Publishing Company, Inc., Golden Books Home Video, Inc., LRM Acquisition Corp., Shari Lewis Enterprises, Inc. and SLE Productions, Inc. (collectively, the "Subsidiaries"), entered into a definitive agreement (as amended, the "Asset Purchase Agreement") pursuant to which DIC GB Acquisition Corp. (the "Purchaser"), an affiliate of DIC Entertainment Holdings, Inc., will acquire substantially all of the assets of the Company and the Subsidiaries (including the stock of Golden Books Publishing (Canada), Inc.) and assume certain of the liabilities of the Company and the Subsidiaries for a total purchase price of approximately $70.0 million in cash plus assumed liabilities and certain other consideration. The final purchase price may be adjusted upon consummation of the Asset Purchase Agreement. There can be no assurance that the transaction contemplated by the Asset Purchase Agreement will be consummated; if consummated, such transaction will likely result in the common stock of the Company having no value, and certain indebtedness of the Company and the Subsidiaries being worth significantly less than face value. In connection with the Asset Purchase Agreement and as a condition thereto, on June 4, 2001, the Company and the Subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (see Note B for additional information). In connection with the filing by the Company and the Subsidiaries for relief under Chapter 11 of the Bankruptcy Code, the Company and the Subsidiaries entered into a debtor-in-possession credit facility (the "DIP Facility") on June 7, 2001 (see Note D for additional information). These actions raise substantial doubt regarding the ability of the Company to continue as a going concern. The accompanying unaudited consolidated financial statements do not reflect the adjustments, if any, that will be required as a result of the above actions by the Company.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of operations and cash flows for the three month periods ended March 31, 2001and March 25, 2000. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company contained in the Company's Form 10-K for the year ended December 30, 2000.

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

NOTE B - Liquidity and Recent Developments

Asset Purchase Agreement and Bankruptcy Filing

On June 1, 2001, the Company entered into the Asset Purchase Agreement pursuant to which the Purchaser, an affiliate of DIC Entertainment Holdings, Inc., will acquire substantially all of the assets of the Company and the Subsidiaries (including the stock of Golden Books Publishing (Canada), Inc.) and assume certain of the liabilities of the Company and the Subsidiaries for a total purchase price of approximately $70.0 million in cash plus assumed liabilities, and a promissory note in an aggregate principal amount of $7.0 million (the "Buyer Note"). The Buyer Note is an unsecured, junior subordinated note which provides for semi-annual cash interest to be paid at a rate of 12.5% per annum. The issuer of the Buyer Note will be a subsidiary of the Purchaser that owns certain entertainment assets. The final purchase price may be adjusted upon consummation of the Asset Purchase Agreement.

In connection with the Asset Purchase Agreement and as a condition thereto, on June 4, 2001, the Company and the Subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The filings were made in order to implement the aforementioned sale to the Purchaser. Pursuant to Section 363 of the Bankruptcy Code, the Company and the Subsidiaries are seeking authorization and approval to perform under the Asset Purchase Agreement and establish bidding procedures. A hearing has been set for June 28, 2001 seeking approval of certain bidding procedures and protections, including a break-up fee and expense reimbursement, to be awarded in certain circumstances (the "Procedure Order"). The Procedure Order will also establish a hearing date of forty days after the Procedure Order is entered to approve the consummation of the Asset Purchase Agreement.

As a result of the Company filing for relief under Chapter 11 of the Bankruptcy Code, among other factors, it is in default under terms of both the Revolving Credit and Term Loan Agreement and the indenture governing the Senior Secured Notes (both as defined). As a result of these defaults, the underlying debt of the facilities may be declared to be immediately due at any time. The Company has classified the Revolving Credit and Term Loan Agreement and the Senior Secured Notes of approximately $30.7 million and $103.4 million (including approximately $16.4 million in interest paid in the form of additional Senior Secured Notes), respectively, as current liabilities in their unaudited consolidated balance sheet as of March 31, 2001.

On June 7, 2001, The CIT Group/Business Credit, Inc. (the "CIT Group") and Foothill Capital Corporation ("Foothill"), and the Company and its Subsidiaries, together with Golden Books Publishing (Canada), Inc. ("GB Canada"), entered into a post-petition Revolving Credit and Term Loan Agreement (the "DIP Facility"). Pursuant to the DIP Facility, the CIT Group, Foothill and the other lenders party to the DIP Facility (such other lenders, together with the CIT Group and Foothill, the "DIP Lenders"), will provide for extensions of credit in an amount sufficient to pay in full amounts outstanding under the existing revolving credit facility of the Company and its Subsidiaries and to provide funds for working capital purposes and for payment of fees that are provided under the terms of the DIP Facility, which fees are customary as to type and amount for transactions of this nature (see Note D for additional information).

The terms of the DIP Facility are subject to the approval of the Bankruptcy Court. Pending such approval, the DIP Lenders have agreed to extend credit to the Company and the Subsidiaries on an interim basis. The DIP Lenders' obligations to extend credit under the DIP Facility, including any interim financing, are subject to numerous conditions. There can be no assurance that amounts provided under the DIP Facility will be sufficient to satisfy the working capital needs of the Company and its Subsidiaries. Moreover, there can be no assurance that the Bankruptcy Court will approve the DIP Facility.

There can be no assurance that the Asset Purchase Agreement will be consummated with the Purchaser or subsequently confirmed by the Bankruptcy Court. If the Company is unable to consummate the Asset Purchase Agreement and obtain confirmation, the Company, its creditors and/or equity security holders may seek other alternatives for the Company, including a reorganization based on a debt for equity swap or the sale of the Company or parts thereof through an auction process. If the Asset Purchase Agreement or any other sale transaction is not consummated, the Company's ability to continue as a going concern is contingent upon, among other things, the Company's ability to negotiate a plan of reorganization that will be approved by the Bankruptcy Court. If the Bankruptcy Court does not approve the DIP Facility, the

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

NOTE B - Liquidity and Recent Developments (continued)

resulting lack of liquidity will seriously impair the ability of the Company and the Subsidiaries to fund operations and to consummate the transactions contemplated by the Asset Purchase Agreement.

Artech Printing, Inc.

In November 1999, the Company sold its manufacturing facility located in Sturtevant Wisconsin (the "Manufacturing Facility") to Artech Printing, Inc. (the "Buyer"). Simultaneous with the sale of the Manufacturing Facility, the Company and the Buyer entered into a printing services agreement (the "PSA"). Pursuant to the terms of the PSA, the Company is obligated to purchase a substantial portion of the Company's printing and manufacturing needs from the Buyer for a period of approximately four years. In connection with the sale, the Buyer also assumed the Company's existing lease obligations relating to the property. The Buyer then sublet a portion of the property back to the Company for use as the Company's administrative offices.

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

In connection with the sale of the Manufacturing Facility, the Buyer, in partial satisfaction of payment of the purchase price, deposited approximately $5.0 million into an escrow account to secure the Company's indemnification obligations under the purchase agreement and to secure the obligations of the Company and the Buyer under the PSA.

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

NOTE C - Inventories

Inventories consisted of the following (in thousands)

                          March 31,       December 30,
                             2001             2000
                             ----             ----
                         (unaudited)
Raw materials            $     1,621      $       713
Work-in-progress                  10               23
Finished goods                18,494           19,450
Film library                   2,180            2,180
                         -----------      -----------
                         $    22,305      $    22,366
                         ===========      ===========

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

NOTE D - Debt

Senior Secured Notes

On January 27, 2000, the Company entered into an indenture agreement in the principal amount of $87.0 million (the "Senior Secured Notes") due in full on December 31, 2004 together with all accrued and unpaid interest thereon. Interest at the rate of 10.75% per annum is payable semi-annually on June 30th and December 31st of each year of the term of the Senior Secured Notes commencing January 1, 2000. Interest may be paid in the form of additional Senior Secured Notes at a rate of 14.25% per annum in lieu of cash at the Company's option for all interest payments due on or prior to December 31, 2002. Prior to maturity, the Senior Secured Notes shall be mandatorily redeemed in part in a principal amount equal to $8.3 million on each of June 30, 2003, December 31, 2003 and June 30, 2004. The Senior Secured Notes are secured by the existing collateral which had been granted to the holders of the then existing Senior Notes as well as certain additional collateral.

Revolving Credit and Term Loan Agreement

On January 27, 2000, the Company entered into a revolving credit and term loan agreement consisting of a revolving credit facility of up to $50.0 million and a term loan in the amount of $10.0 million (the "Revolving Credit and Term Loan Agreement"). The revolving portion of the Revolving Credit and Term Loan Agreement in the amount of $50.0 million matures on December 31, 2002 together with all accrued and unpaid interest thereon. The term loan portion of the Revolving Credit and Term Loan Agreement in the amount of $10.0 million is payable in installments by the Company over its three year term with all remaining principal together with all accrued and unpaid interest thereon due in full on December 31, 2002.

As a result of the filing for Chapter 11 of the Bankruptcy Code, among other factors, the Company is in default under the terms of both the Revolving Credit and Term Loan Agreement and the indenture governing the Senior Secured Notes. As a result, the underlying debt of the facilities may be declared to be immediately due at any time. The Company has classified the Revolving Credit and Term Loan Agreement and the Senior Secured Notes of approximately $30.7 million and $103.4 million (including approximately $16.4 million in interest paid in the form of additional Senior Secured Notes), respectively, as current liabilities in its unaudited consolidated balance sheet as of March 31, 2001.

DIP Facility

On June 7, 2001, the CIT Group and Foothill, and the Company and its Subsidiaries, together with GB Canada, entered into the DIP Facility. Pursuant to the DIP Facility, the DIP Lenders will provide for extensions of credit in an amount sufficient to pay in full amounts outstanding under the existing Revolving Credit Facility of the Company and the Subsidiaries and to provide funds for working capital purposes and for payment of fees that are provided under the terms of the DIP Facility, which fees are customary as to type and amount for transactions of this nature. The DIP Facility consists of a term loan facility of up to $5,500,000, with interest payable in cash accruing on outstanding amounts at the prime rate plus 2%, and a revolving credit and letter of credit facility of up to $34,500,000, with interest payable in cash accruing on outstanding amounts up to the Borrowing Base (which term is defined in the DIP Facility) at the prime rate plus 1.5%. Interest payable in cash will accrue on amounts outstanding under the revolving credit and letter of credit facility in excess of the Borrowing Base at the prime rate plus 3%. The obligations of the Company, the Subsidiaries and GB Canada under the DIP Facility would be secured by all of the assets of the Company and the Subsidiaries, including the capital stock of the Subsidiaries and GB Canada. The DIP Facility expires at the earliest of one year from the date of its effectiveness, the date of effectiveness of a plan of reorganization or the consummation of the Asset Purchase Agreement.

The terms of the DIP Facility are subject to the approval of the Bankruptcy Court. Pending such approval, the DIP Lenders have agreed to extend credit to the Company and the Subsidiaries on an interim basis. The DIP Lenders' obligations to extend credit under the DIP Facility, including any interim financing, are subject to numerous conditions. There can be no assurance that amounts provided under the DIP Facility will be sufficient to satisfy the working capital needs of the Company and its Subsidiaries. Moreover, there can be no assurance that the Bankruptcy Court will approve the DIP Facility.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

NOTE E - Contingencies

On June 1, 2001, the Company and the Subsidiaries, entered into the Asset Purchase Agreement pursuant to which the Purchaser, an affiliate of DIC Entertainment Holdings, Inc., will acquire substantially all of the assets of the Company and the Subsidiaries (including the stock of Golden Books Publishing (Canada), Inc.) and assume certain of the liabilities of the Company and the Subsidiaries for a total purchase price of approximately $70.0 million in cash plus assumed liabilities, and the Buyer Note. The Buyer Note is an unsecured, junior subordinated note which provides for semi-annual cash interest to be paid at a rate of 12.5% per annum. The issuer of the Buyer Note will be a subsidiary of the Purchaser that owns certain entertainment assets. The final purchase price may be adjusted upon consummation of the Asset Purchase Agreement.

In connection with the Asset Purchase Agreement and as a condition thereto, on June 4, 2001, the Company and the Subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The filings were made in order to implement the aforementioned sale to the Purchaser. Pursuant to Section 363 of the Bankruptcy Code, the Company and the Subsidiaries are seeking authorization and approval to perform under the Asset Purchase Agreement and establish bidding procedures. A hearing has been scheduled for June 28, 2001 seeking approval of the Procedure Order. The Procedure Order will also establish a hearing date of forty days after the Procedure Order is entered to approve the consummation of the Asset Purchase Agreement.

On January 27, 2000, Company, as well as Golden Books Publishing Company, Inc. and Golden Books Home Video, Inc., formally emerged from protection under the Bankruptcy Code, under which it filed for relief in February 1999. In accordance with the Amended Joint Plan of Reorganization approved by the Bankruptcy Court for the Southern District of New York (the "New York Bankruptcy Court"), the Company is working to resolve the few remaining disputed claims of pre-petition trade creditors in the New York Bankruptcy Court. The ultimate payment of the remaining pre-petition trade claims resulting from the February 1999 Bankruptcy filing will be determined in conjunction with the Company's June 4, 2001 Bankruptcy filing.

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

In 1991 the EPA issued a unilateral administrative order (the "1991 Order") to the Company and four other PRPs, requiring the Company and the other PRPs to perform a remedial design and remedial action at the Hertel Landfill Superfund Site in

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

NOTE E - Contingencies (continued)

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

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

NOTE E - Contingencies (continued)

In consideration of the aforementioned matters, the Company has recorded accruals in the "deferred compensation and other deferred liabilities" account of approximately $5.2 million in the unaudited consolidated balance sheet at March 31, 2001.

While it is not feasible to predict or determine the outcomes of these aforementioned proceedings, it is the opinion of management that they maintain adequate reserves in the consolidated balance sheet at March 31, 2001.

The Company and its subsidiaries are parties to certain other legal proceedings which are incidental to their ordinary business, none of which the Company believes are material to the Company and its subsidiaries taken together as a whole.

NOTE F - Industry Segments

The Company has two operating segments: Consumer Products and Entertainment. The Company's Consumer Products segment is engaged in the creation, publication, manufacturing, printing and marketing of story and picture books, coloring books and other activity books, interactive electronic books and games, and products for children as well as multimedia "entertainment" products. The Company's foreign operations within the Consumer Products segment consists of a sales subsidiary in Canada and a small sales branch in the United Kingdom. The Entertainment segment includes the Company's extensive library of character-based family entertainment properties. The Entertainment segment's library is comprised of copyrights, distribution rights, trademarks or licenses relating to characters, television programs and motion pictures, both animation and live action, and includes individual specials and multiple episode series.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

NOTE F - Industry Segments (continued)

The Company evaluates performance based on several factors, of which the primary measure is operating segment earnings before interest, taxes, depreciation and amortization and reorganization item ("EBITDA").

Information by industry segment is set forth below (in millions):

                                    Three Months     Three Months
                                       Ended            Ended
                                      March 31,        March 25,
                                        2001             2000
                                        ----             ----
                                     (unaudited)      (unaudited)
                                     -----------      -----------
Revenues:
  Consumer Products                    $  23.8          $  32.0
  Entertainment                            1.3              4.3
                                       -------          -------
              Total Revenues           $  25.1          $  36.3
                                       =======          =======
Gross Profit:
  Consumer Products                    $  10.4          $  14.1
  Entertainment                            0.1              2.1
                                       -------          -------
          Total Gross Profit           $  10.5          $  16.2
                                       =======          =======
EBITDA
  Gross profit                         $  10.5          $  16.2
  SG&A                                   (14.9)           (17.6)
  Reorganization item                     (0.1)              --
                                       -------          -------
  Operating loss                          (4.5)            (1.4)
  Depreciation and amortization            2.3              3.6
                                       -------          -------
                Total EBITDA           $  (2.2)         $   2.2
                                       =======          =======
Depreciation and Amortization:
  Consumer Products                    $   1.5          $   2.7
  Entertainment                            0.8              0.9
                                       -------          -------
      Total Depreciation and
                Amortization           $   2.3          $   3.6
                                       =======          =======

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results of operations and future financial condition may differ materially from those expressed or implied in any such forward-looking statements as a result of many factors, including factors that may be beyond the Company's control. On June 1, 2001, the Company and five of its direct and indirect subsidiaries, Golden Books Publishing Company Inc., Golden Books Home Video, Inc., LRM Acquisition Corp., Shari Lewis Enterprises, Inc. and SLE Productions, Inc. (collectively, the "Subsidiaries"), entered into a definitive agreement (as amended, the "Asset Purchase Agreement") pursuant to which DIC GB Acquisition Corp. (the "Purchaser"), an affiliate of Bain Capital, LLC, will acquire substantially all of the assets of the Company and the Subsidiaries (including the stock of Golden Books Publishing (Canada), Inc.) and assume certain of the liabilities of the Company and the Subsidiaries. There can be no assurance that the transaction contemplated by the Asset Purchase Agreement will be consummated; if consummated, such transaction will likely result in the common stock of the Company having no value, and certain indebtedness of the Company and the Subsidiaries being worth significantly less than face value. In connection with the Asset Purchase Agreement and as a condition thereto, on June 4, 2001, the Company and the Subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The filings were made in order to implement the aforementioned sale to the Purchaser. In connection with the filing by the Company and the Subsidiaries for relief under Chapter 11 of the Bankruptcy Code, the Company and the Subsidiaries entered into a debtor-in-possession credit facility (the "DIP Facility") on June 7, 2001. The terms of the DIP Facilty are subject to the approval of the Bankruptcy Court. Pending such approval, the DIP Lenders have agreed to extend credit to the Company and Subsidiaries on an interim basis. The DIP Lenders' obligations to extend credit under the DIP Facility, including any interim financing, are subject to numerous conditions. There can be no assurance that amounts provided under the DIP Facility will be sufficient to satisfy the working capital needs of the Company and its Subsidiaries. Moreover, there can be no assurance that the Bankruptcy Court will approve the DIP Facility. If the Company is unable to consummate the Asset Purchase Agreement and obtain confirmation, the Company, its creditors and/or equity security holders may seek other alternatives for the Company, including a reorganization based on a debt for equity swap or the sale of the Company or parts thereof through an auction process. If the Asset Purchase Agreement or any other sale transaction is not consummated, the Company's ability to continue as a going concern is contingent upon, among other things, the Company's ability to negotiate a plan of reorganization that will be approved by the Bankruptcy Court.

Other factors that may cause actual results of operations and future financial condition to differ from those expressed or implied in any forward-looking statements contained herein include the change in trading terms with key customers, the outcome of issues related to Artech Printing, Inc., the loss of key licenses, adverse changes in relationships with key customers, the degree of acceptance of new product introductions, the level of product returns, changes in consumer preferences, such as the growth of computer-based products, and consumer spending habits, competition from existing and potential competitors, pricing pressures, costs of labor and other costs and expenses, demographics, general economic conditions and any adverse effects to ongoing business relationships resulting from the Company's Chapter 11 filing. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statements contained herein or that may be made from time to time by or on behalf of the Company.

The operating performance of entertainment companies, such as the Company, is measured, in part, by their ability to generate EBITDA. Further, the Company uses EBITDA as the primary indicator of its operating performance and secondarily as a measure of liquidity. The Company defines "EBITDA" as earnings before interest, taxes, depreciation and amortization and reorganization item. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principals ("GAAP"), the Company believes that the entertainment industry accepts EBITDA as a generally recognized measure of performance and analysts who report publicly on the performance of entertainment

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

companies use EBITDA. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining operating performance or liquidity that is calculated in accordance with GAAP. EBITDA, as the Company calculates it, may not be comparable to calculations of similarly titled measures presented by other companies.

The Company has two business segments, which it operates primarily through its principal operating subsidiary, Golden Books Publishing Company, Inc. ("Golden Books Publishing"): (1) Consumer Products, which includes its Children's Publishing division, and (2) Entertainment, which operates as the Golden Books Entertainment Group ("GBEG") division.

The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company at March 31, 2001 and for the three month periods ended March 31, 2001 and March 25, 2000 and the related notes thereto.

Financial Condition, Liquidity, Asset Purchase Agreement, Bankruptcy Filing and Capital Resources

As previously described, on June 1, 2001, the Company and the Subsidiaries entered into the Asset Purchase Agreement. In connection with the Asset Purchase Agreement and as a condition thereto, on June 4, 2001, the Company and Subsidiaries filed for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. There can be no assurance that the Asset Purchase Agreement will be consummated with the Purchaser or subsequently confirmed by the Bankruptcy Court, or that the DIP Facility will be approved by the Bankruptcy Court. If the Company is unable to consummate the Asset Purchase Agreement and obtain confirmation, the Company, its creditors and/or equity security holders may seek other alternatives for the Company, including a reorganization based on a debt for equity swap or the sale of the Company or parts thereof through an auction process. If the Asset Purchase Agreement or any other sale transaction is not consummated, the Company's ability to continue as a going concern is contingent upon, among other things, the Company's ability to negotiate a plan of reorganization that will be approved by the Bankruptcy Court.

On June 7, 2001, the CIT Group/Business Credit, Inc. (the "CIT Group") and Foothill Capital Corporation ("Foothill"), and the Company and its Subsidiaries, together with Golden Books Publishing (Canada), Inc. ("GB Canada"), entered into a post-petition Revolving Credit and Term Loan Agreement (the "DIP Facility"). Pursuant to the DIP Facility, the CIT Group, Foothill and the other lenders party to the DIP Facility, (such other lenders, together with the CIT Group and Foothill, the "DIP Lenders"), will provide for extensions of credit in an amount sufficient to pay in full amounts outstanding under the existing revolving credit facility of the Company and the Subsidiaries and to provide funds for working capital purposes and for payment of fees that are provided under the terms of the DIP Facility, which fees are customary as to type and amount for transactions of this nature. The DIP Facility consists of a term loan facility of up to $5,500,000, with interest payable in cash accruing on outstanding amounts at the prime rate plus 2%, and a revolving credit and letter of credit facility of up to $34,500,000, with interest payable in cash accruing on outstanding amounts up to the Borrowing Base (which term is defined in the DIP Facility) at the prime rate plus 1.5%. Interest payable in cash will accrue on amounts outstanding under the revolving credit and letter of credit facility in excess of the Borrowing Base at the prime rate plus 3%. The obligations of the Company, the Subsidiaries and GB Canada under the DIP Facility are secured by all of the assets of the Company and the Subsidiaries including the capital stock of the Subsidiaries and GB Canada. The DIP Facility expires at the earliest of one year from the date of its effectiveness, the date of effectiveness of a plan of reorganization or the consummation of the Asset Purchase Agreement.

As indicated above, the terms of the DIP Facility are subject to the approval of the Bankruptcy Court. Pending such approval, the DIP Lenders have agreed to extend credit to the Company and the Subsidiaries on an interim basis. The DIP Lenders' obligations to extend credit under the DIP Facility, including any interim financing, are subject to numerous conditions. There can be no assurance that amounts provided under the DIP Facility will be sufficient to satisfy the working capital needs of the Company and its Subsidiaries. Moreover, there can be no assurance that the Bankruptcy Court will approve the DIP Facility.

On January 27, 2000, the Company entered into a revolving credit and term loan agreement consisting of a revolving credit facility of up to $50.0 million and a term loan in the amount of $10.0 million (the "Revolving Credit and Term Loan

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

Agreement"). The revolving portion of the Revolving Credit and Term Loan Agreement in the amount of $50.0 million matures on December 31, 2002 together with all accrued and unpaid interest thereon. The term loan portion of the Revolving Credit and Term Loan Agreement in the amount of $10.0 million is payable in installments by the Company over its three year term with all remaining principal together with all accrued and unpaid interest thereon due in full on December 31, 2002.

On January 27, 2000, the Company entered into an indenture agreement governing the terms of the senior secured notes in the principal amount of $87.0 million (the "Senior Secured Notes") due in full on December 31, 2004 together with all accrued and unpaid interest thereon.

As a result of the filing for Chapter 11 of the Bankruptcy Code, among other factors, the Company is in default under the terms of both the Revolving Credit and Term Loan Agreement and the indenture governing the Senior Secured Notes. As a result, the underlying debt of the facilities may be declared to be immediately due at any time. The Company has classified the Revolving Credit and Term Loan Agreement and the Senior Secured Notes of approximately $30.7 million and $103.4 million (including approximately $16.4 million in interest paid in the form of additional Senior Secured Notes), respectively, as current liabilities in its unaudited consolidated balance sheet as of March 31, 2001.

The Company's Amended Disney License Agreement governing the Company's use of The Walt Disney Company Inc.'s ("Disney") library of characters, including Mickey Mouse, Winnie the Pooh and Pinocchio and characters from Disney feature films such as The Little Mermaid, The Lion King, Aladdin, The Hunchback of Notre Dame, Toy Story, Dinosaur and 102 Dalmatians, in selected product categories expired by its terms on December 31, 2000 (the "Expiration Date"). In accordance with the rights and obligations of the Company under the Amended Disney License Agreement, commencing on the Expiration Date, the Company has a 13-month period, expiring on January 31, 2002 (the "Sell-off Period") in which it can continue to sell Disney licensed product manufactured by the Company until the Expiration Date. The Company is obligated to continue to honor all terms of the Amended Disney License Agreement through the Sell-off Period. The Company has experienced a negative impact during the three months ended March 31, 2001 as a result of the expiration of the Amended Disney License Agreement. Sales of Disney Licensed product for the three months ended March 31, 2001 were approximately $8.9 million lower than during the three months ended March 25, 2000. The Company has taken, and continues to, take steps such as acquiring other licensed products and focusing on sales of proprietary product, to reduce the long-term impact of the expiration of the Amended Disney License Agreement. Specifically, the Company entered into license agreements securing the rights, for selected products and in selected categories, of several new characters. Among new license agreements entered into in 2000 were Warner Bros. (Powerpuff Girls, Scooby-Doo, Cartoon Network Originals), Hit Entertainment (Bob the Builder), Nickelodeon (Blue's Clues, Rug Rats, SpongeBob SquarePants) and Hasbro (Candyland, Monopoly, Chutes and Ladders).

The Company is required to make minimum contractual payments in effect at March 31, 2001 of approximately $31.4 million, $26.7 Million, $23.8 million and $19.9 million in Fiscal 2001, Fiscal 2002, Fiscal 2003 and Fiscal 2004, respectively. The payments are primarily composed of minimum purchase commitments that the Company maintains in connection with the Printing Services Agreement (the "PSA") that the Company entered into in connection with the sale of its Manufacturing Facility to Artech Printing, Inc (the "Buyer") in November 1999. Due to various factors, on January 24, 2001, the Buyer made a voluntary assignment for the benefit of creditors pursuant to Wisconsin State law. Subsequently, on February 27, 2001, twenty-seven employees and one creditor filed an involuntary petition under Chapter 7 of the United States Bankruptcy Code against the Buyer. As a result of the involuntary bankruptcy proceeding, until the PSA is either assumed and assigned or rejected by the trustee, the trustee's ability to perform under the PSA is questionable. As a result, the Company has outsourced production orders, as allowed under the terms of the PSA, that were to be manufactured by the Buyer. The Company's continued relationship with other printers, suppliers and manufacturers in the United States and abroad has enabled the Company to meet its short term printing and related manufacturing needs previously supplied by the Buyer under the PSA. While the Company has experienced a short-term negative impact relating to its printing and related manufacturing needs, this impact is considered temporary and the Company believes that the aforementioned PSA will not have a significant negative impact on the Company's results of operations for Fiscal 2001.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

The Company's independent auditors report on the consolidated financial statements of the Company as of and for the year ended December 30, 2000 included a going concern paragraph. The unaudited consolidated financial statements of the Company as of March 31, 2001 and for the three months ended March 31, 2001 and March 25, 2000 have been prepared assuming that the Company will continue as a going concern and they do not reflect any adjustments relating to the recoverability and classifications of recorded asset amounts or the amounts and classifications of liabilities that might result from the outcome of the aforementioned uncertainties.

Cash flow for the three months ended March 31, 2001 utilized cash of approximately $1.3 million, compared to cash utilized of approximately $1.2 million for the three months ended March 25, 2000.

The Company had cash used in operations of $0.6 million in the three months ended March 31, 2001, compared to cash provided by operations of $4.4 million for the three months ended March 25, 2000. The decrease in cash flow from operations is primarily attributable lower cash collections during the three months ended March 31, 2001 as compared to the three month ended March 25, 2000, due primarily to lower accounts receivable balances at December 30, 2000 as compared to December 25, 1999. Operating cash flow was also negatively impacted by the increased net loss for the three months ended March 31, 2001 as compared to March 25, 2000.

Cash used in investing activities in the three months ended March 31, 2001 was $0.6 million compared to cash used in investing activities of $0.2 million in the three months ended March 25, 2000. The increase is attributable to the increased acquisitions of property, plant and equipment.

Cash provided by financing activities was $0.1 million for the three months ended March 31, 2001, as compared to cash used in financing activities of $5.4 million for the three months ended March 25, 2000. The fluctuation is directly attributable to the timing of borrowings and repayments in connection with the Company's Revolving Credit and Term Loan Agreement.

Working capital deficiency of the Company at March 31, 2001 was approximately $(122.3) million compared to working capital deficiency of approximately $(114.5) million at December 30, 2000. The increase in working capital deficiency is primarily attributable to decreased accounts receivable balances and the increased balance of the Senior Secured Notes, offset by lower accounts payable, accrued compensation and other accrued liability balances.

Three months ended March 31, 2001 compared to three months ended March 25, 2000

Revenues

Total revenues for the three months ended March 31, 2001 decreased $11.2 million (30.8%) to $25.1 million compared to $36.3 million for the three months ended March 25, 2000. Revenues decreased in the Consumer Products and Entertainment segments due to the factors described below.

Consumer Product revenues decreased $8.2 million (25.6%) to $23.8 million for the three months ended March 31, 2001 compared to $32.0 million for the three months ended March 25, 2000. The decrease in Children's Publishing revenue was due primarily to lower sales of Disney and Pokemon licensed product, partially offset by sales of Powerpuff Girls, Scooby-Doo, Disney and Barbie licensed product. Additionally, in the first quarter of 2001, the Company's largest customer ceased to be a direct customer of the Company and is now serviced through a third party distributor. This change in trading terms resulted in lower revenues for the three months ended March 31, 2001.

Entertainment revenues decreased $3.0 million (69.8%) to $1.3 million for the three months ended March 31, 2001 compared to $4.3 million for the three months ended March 25, 2000. The decrease is primarily attributable to the timing of the execution of a multi-year television licensing contracts as well as merchandise license agreements. During the three months ended March 25, 2000, the Company recorded $1.4 million in television related revenues from a multi-year license agreement for the cable television rights for Frosty the Snowman and Rudolph the Red Nosed Reindeer and the Company also recorded merchandising revenue of $1.3 million related to a Lassie license agreement. The Company did not enter into

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

similar license agreements in during the three months ended March 31, 2001. Additionally, sales of home video product decreased $0.3 million for the three months ended March 31, 2001 as compared to the three months ended March 25, 2000.

Gross Profit

Total gross profit decreased $5.7 million (35.2%) to $10.5 million for the three months ended March 31, 2001, from $16.2 million for the three months ended March 25, 2000. As a percentage of revenues, total gross profit margin decreased to 41.8% for the three months ended March 31, 2001 from 44.6% for the three months ended March 25, 2000. The decrease was attributable to lower gross profit margins in the Consumer Products segment and Entertainment segment as discussed below.

Consumer Products gross profit decreased $3.7 million to $10.4 million for the three months ended March 31, 2001, compared to $14.1 million for the three months ended March 25, 2000. As a percentage of revenues, Consumer Products gross profit margin decreased to 43.7% for the three months ended March 31, 2001 from 44.1% for the three months ended March 25, 2000. The decrease in gross profit margin was primarily attributable lower revenues, higher manufacture costs due to the bankruptcy filing of the Company's primary supplier, and higher distributions costs offset by lower royalty and royalty guarantee costs resulting from the Company's continuing efforts to enter into licensing arrangements with terms more favorable toward the Company.

Entertainment gross profit decreased $2.0 million to $0.1 million during the three months ended March 31, 2001 compared to $2.1 million for the three months ended March 25, 2000. The decrease in gross profit is directly related to the decrease in Entertainment revenues described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.7 million to $14.9 million for the three months ended March 31, 2001 compared to $17.6 million for the three months ended March 25, 2000. This decrease is primarily a result of reduced selling and marketing expenses, corporate overhead spending, and amortization expense related to excess reorganizational value and intangible assets.

Reorganization Item

Reorganization item related to the proposed Asset Purchase Agreement incurred during the three months ended March 31, 2001 of $0.1 million arose from a payment made to a financial advisor retained by the Company.

Interest Income

Interest income for the three months ended March 31, 2001 decreased approximately $0.4 million to $0.1 million from $0.5 million for the three months ended March 25, 2000. The decrease is due primarily to lower cash balances during the three months ended March 31, 2001 as compared to the three months ended March 25, 2000.

Interest Expense

Interest expense for the three months ended March 31, 2001 increased by $1.1 million to $4.4 million, as compared to $3.3 million for the three months ended March 25, 2000. The increase in interest expense is due primarily to the increased balance of the Senior Secured Notes and generally higher balances related to the Revolving Credit and Term Loan Agreement for the three months ended March 31, 2001 as compared to the three months ended March 25, 2000.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

Income Taxes

At December 30, 2000, the Company had approximately $389.0 million of net operating loss carryforwards for Federal income tax purposes which are subject to certain limitation-on-utilization rules (as defined in Internal Revenue Code
Section 382). The Company incurred an additional taxable loss of approximately $8.8 million for the three months ended March 31, 2001. Due to the uncertainty of generating future taxable income, management believes it is appropriate to reserve the deferred tax asset. Accordingly, there is no provision for income taxes for the three months ended March 31, 2001.

Similarly, the Company did not record an income tax provision for the three months ended March 25, 2000.

EBITDA

EBITDA decreased $4.4 million to $(2.2) million for the three months ended March 31, 2001, compared to $2.2 for the three months ended March 25, 2000. The decrease is due primarily to lower sales and decreased gross margins, offset by a decrease in selling, general and administrative expenses as discussed above.

Net Loss

The net loss income for the three months ended March 31, 2001 was $(8.8) million, or $(0.86) per basic and diluted common share, compared to a net loss of $(4.3) million, or $(0.42) per basic and diluted common share for the three months ended March 25, 2000.

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

Market risks relating to the Company's operations result primarily from changes in interest rates. The Company's Senior Secured Notes bear interest at a fixed rate. However, the fair market value of the fixed rate debt is sensitive to change in interest rates. The Company is subject to the risk that market interest rates will decline and the interest rates under the fixed rate debt will exceed the then prevailing market rates. Under current policies, the Company does not utilize any interest rate derivative instruments to manage its exposure to interest rate changes.

The Company's Revolving Credit and Term Loan facility with $30.7 million outstanding at March 31, 2001, bears interest at a variable rate. A 15% increase or decrease in the average cost of the Company's variable rate debt under the facility would not have a significant impact on the Company's results of operations.

On June 4, 2001, the Company stopped accruing interest on both facilities as a result of its Bankruptcy filing on that date.

The Company's DIP Facility will bear interest at a variable rate. A 15% increase or decrease in the average cost of the Company's variable rate debt under the facility would not have a significant impact on the Company's results of operations.

GOLDEN BOOKS FAMILY ENTERTAINMENT, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        See Note E

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

Exhibit Number       Description
--------------       -----------

            None

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

                           GOLDEN BOOKS FAMILY ENTERTAINMENT, INC.


June 19, 2001                         /s/ Richard E. Snyder
                             ----------------------------------------
                                    Richard E. Snyder
                                    Chairman of the Board and
                                    Chief Executive Officer


June 19, 2001                         /s/ Colin Finkelstein
                             -------------------------------------------
                                    Colin Finkelstein
                                    Chief Financial Officer
                                    [Principal financial and accounting officer]